Form 10-Q
period 1996-06-30
EAGLE USA AIRFREIGHT INC
filed 1996-08-12
CIK 1001718

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1996
                                                 -------------
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from _________ to _________

                         Commission file Number 0-27288

                            EAGLE USA AIRFREIGHT, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              TEXAS                                     76-0094895
 ---------------------------------       --------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
  Incorporation or Organization)

                         3214 LODESTAR, HOUSTON, TEXAS
                         -----------------------------
                    (Address of Principal Executive Offices)

                                    77032
                                    -----
                                  (Zip Code)

                                 (713) 821-0300
                         -----------------------------
              (Registrant's telephone number, including area code)

                                    NONE
- - --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes  X *        No
                                               -----           -----

* The registrant became subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 on November 30, 1995.

                      Number of shares of the registrant's
             common stock as of July 31, 1996: 17,338,552 shares
                                               ----------

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q

                                                                            PAGE
PART I.  FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS

 Condensed Consolidated Balance Sheet as of . . . . . . . . . . . . . . . .   3
    September 30, 1995 and June 30, 1996 (unaudited)

 Condensed Consolidated Statement of Income for the Nine  . . . . . . . . .   4
    Months ended June 30, 1995 and 1996 (unaudited)

 Condensed Consolidated Statement of Income for the Three Months
    ended June 30, 1995 and 1996 (unaudited)  . . . . . . . . . . . . . . .   5

 Condensed Consolidated Statement of Cash Flows for . . . . . . . . . . . .   6
    the Nine Months ended June 30, 1995 and 1996 (unaudited)

 Condensed Consolidated Statement of Shareholders'  . . . . . . . . . . . .   7
    Equity for the Nine Months ended June 30, 1996 (unaudited)

 Notes to Condensed Consolidated Financial Statements (unaudited) . . . . .   8


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . .  10

PART II. OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PAR VALUES)


                                                          September 30,      June 30,
                                                              1995             1996
                                                          -------------    -----------
                    Assets
                    ------
Current assets:
   Cash and cash equivalents                              $         179    $    24,613
   Accounts receivable - trade                                   17,475         24,383
   Accounts receivable - related parties                            877
   Short-term investments                                         1,927            500
   Deferred income taxes                                             74            551
   Other current assets                                             615          2,539
                                                          -------------    -----------
         Total current assets                                    21,147         52,586
Property and equipment, net                                       2,171          7,061
Other assets                                                      1,150            669
                                                          -------------    -----------
                                                          $      24,468    $    60,316
                                                          =============    ===========
        Liabilities and Shareholders' Equity
        ------------------------------------
Current liabilities:
   Accounts payable - trade                               $         950    $     1,445
   Accrued transportation costs                                   7,304          8,563
   Other current liabilities                                      6,042          5,350
                                                          -------------    -----------
         Total current liabilities                               14,296         15,358
                                                          -------------    -----------

Long-term indebtedness (including related
 party amounts of $8,209 at September 30, 1995)                   8,474
                                                          -------------    -----------

Shareholders' equity:
   Preferred Stock, $0.001 par value, 10,000 shares
     authorized
   Common stock, $0.001 par value, 30,000 shares
     authorized, 6,000 and 17,339 shares issued (Note 3)              6             17
   Additional paid-in capital                                       108         37,359
   Retained earnings                                              1,584          7,582
                                                          -------------    -----------
                                                                  1,698         44,958
                                                          -------------    -----------
                                                          $      24,468    $    60,316
                                                          =============    ===========



             See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Nine Months Ended
                                                               June 30,
                                                        -----------------------
                                                           1995         1996
                                                        ----------    ---------
Revenues                                                $   91,608    $ 127,989
Cost of transportation                                      52,478       71,402
                                                        ----------    ---------
                                                            39,130       56,587
                                                        ----------    ---------
Operating expenses:
   Personnel costs                                          20,080       28,930
   Other selling, general and administrative expenses        9,606       15,553
                                                        ----------    ---------
                                                            29,686       44,483
                                                        ----------    ---------
Operating income                                             9,444       12,104
                                                        ----------    ---------
Interest income                                                180          758
Interest expense                                                (8)        (141)
                                                        ----------    ---------
Nonoperating income                                            172          617
                                                        ----------    ---------
Income before provision for income taxes                     9,616       12,721
Provision for income taxes                                   1,057        4,013
                                                        ----------    ---------

Net income                                              $    8,559    $   8,708
                                                        ==========    =========

Pro forma information:
   Net income - as reported                             $    8,559    $   8,708
   Pro forma charge in lieu of income taxes (Note 2)         2,900          945
                                                        ----------    ---------

   Pro forma net income                                 $    5,659    $   7,763
                                                        ==========    =========

   Weighted average common and common equivalent
      shares outstanding (Note 3)                           14,588       17,872
                                                        ==========    =========

   Pro forma net income per share (Note 3)              $     0.39    $    0.43
                                                        ==========    =========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                                June 30,
                                                        -----------------------
                                                            1995        1996
                                                        ----------    ---------
Revenues                                                $   32,547    $  48,240
Cost of transportation                                      18,392       27,016
                                                        ----------    ---------
                                                            14,155       21,224
                                                        ----------    ---------
Operating expenses:
   Personnel costs                                           7,208       10,765
   Other selling, general and administrative expenses        3,897        5,944
                                                        ----------    ---------
                                                            11,105       16,709
                                                        ----------    ---------
Operating income                                             3,050        4,515
                                                        ----------    ---------
Interest income                                                111          295
Interest expense                                                (8)          (5)
                                                        ----------    ---------
Nonoperating income                                            103          290
                                                        ----------    ---------
Income before provision for income taxes                     3,153        4,805
Provision for income taxes                                     388        1,691
                                                        ----------    ---------

Net income                                              $    2,765    $   3,114
                                                        ==========    =========

Pro forma information:
   Net income - as reported                             $    2,765    $   3,114
   Pro forma charge in lieu of income taxes (Note 2)           978
                                                        ----------    ---------

   Pro forma net income                                 $    1,787    $   3,114
                                                        ==========    =========

   Weighted average common and common equivalent
      shares outstanding (Note 3)                           14,792       18,818
                                                        ==========    =========

   Pro forma net income per share (Note 3)              $     0.12    $    0.17
                                                        ==========    =========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                           Nine Months Ended
                                                                June 30,
                                                        -----------------------
                                                           1995          1996
                                                        ----------    ---------


Cash flows from operating activities                    $    6,972    $   4,397
                                                        ----------    ---------
Cash flows from investing activities:
   Purchase of investments                                  (9,923)      (4,991)
   Maturity of investments                                   8,449        6,418
   Acquisition of subsidiaries                                (135)
   Acquisition of property and equipment, net               (1,061)      (5,625)
   Advances to shareholders                                 (1,068)
   Repayment of advances to shareholders                                    701
   Other, net                                                   62         (100)
                                                        ----------    ---------
         Net cash used by investing activities              (3,676)      (3,597)
                                                        ----------    ---------
Cash flows from financing activities:
   Payments on indebtedness                                    (17)      (2,172)
   Proceeds from indebtedness                                  291        1,800
   Issuance of common stock, net of related costs                        34,559
   Proceeds from exercise of stock options                                  357
   Prepayment of shareholder distribution notes                          (8,209)
   Distributions to shareholders                            (4,194)      (2,701)
                                                        ----------    ---------
   Net cash provided (used) by financing activities         (3,920)      23,634
                                                        ----------    ---------
Net increase (decrease) in cash and cash equivalents          (624)      24,434
Cash and cash equivalents, beginning of period                 663          179
                                                        ----------    ---------

Cash and cash equivalents, end of period                $       39    $  24,613
                                                        ==========    =========

      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                            COMMON STOCK         ADDITIONAL
                                         -------------------     PAID-IN        RETAINED
                                         SHARES       AMOUNT     CAPITAL        EARNINGS      TOTAL
                                         ------       ------     ---------      --------      -----

Balance at September 30, 1995             6,000       $    6     $     108      $  1,584     $  1,698

Issuance of common stock to
  majority shareholder for
  acquisition of subsidiaries (Note 1)      223

Issuance of common stock, net
  of related costs (Note 1)               2,300            2        34,557                     34,559

Distributions to shareholders                                                     (2,701)      (2,701)

Conversion from S Corporation
  to C Corporation (Note 2)                                            459                        459

Exercise of stock options                   143                        357                        357

Contributed capital related to
  exercise of stock options                                          1,878                      1,878

Two-for-one stock split                   8,673            9                          (9)
  (Issuance of 8,672,548 shares of
   common stock) (Note 3)

Net income                                                                         8,708        8,708
                                         ------       ------     ---------      --------     --------
Balance at June 30, 1996                 17,339       $   17     $  37,359      $  7,582     $ 44,958
                                         ======       ======     =========      ========     ========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

       The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97606). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 1996 and the results of its operations for the three and nine months ended June 30, 1995 and 1996. Results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.

NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

      The Company was organized in 1984 to provide ground and air freight forwarding services throughout the United States and through international cargo agents. The consolidated financial statements include the accounts of the Company and the following of its wholly-owned subsidiaries: Eagle Freight Services, Inc. (EFS); C&D Freight Services of California, Inc. (C&D); Eagle USA Transportation Services, Inc. (ETSI); Freight Services Management, Inc. (FSMI); and Eagle USA Import Brokers, Inc. (EIBI). Intercompany transactions have been eliminated.

        In December 1995, the Company completed an initial public offering of 2,300,000 (pre split) shares of its common stock. Net proceeds from the offering were $34,559,000 after deducting underwriter commissions of $2,656,500 and other costs of $734,500. The Company used approximately $8,209,000 to prepay promissory notes distributed to its shareholders prior to the initial public offering that represented the Company's S Corporation earnings through June 30, 1995, less all previous distributions to shareholders during the period that the Company elected to be treated as an S Corporation, and $2,701,000 to prepay a portion of additional promissory notes distributed to such shareholders representing S Corporation retained earnings earned from July 1, 1995 through just prior to the closing of the initial public offering and not previously distributed. The Company used an additional $2,168,000 of the net proceeds to retire outstanding bank indebtedness.

        Also in connection with the initial public offering, the Company acquired from its principal shareholder the interests of EFS, C&D, ETSI, FSMI, and EIBI which were previously owned by the Company's principal shareholder in exchange for 223,025 (pre split) shares of newly issued common stock of the Company. The accounts of each subsidiary have been consolidated as if wholly-owned as of the beginning of each period presented.

NOTE 2 - INCOME TAXES:

       Effective October 1, 1992, the Company elected to be treated as an S Corporation for federal income tax purposes. Shortly prior to the consummation of the initial public offering, the Company's S Corporation status was terminated and, accordingly, the Company became liable for federal income taxes on taxable income generated prospectively and for cumulative temporary differences between income for financial and tax reporting purposes at the date of the termination. At that time, the Company recorded a net deferred tax asset and increased additional paid-in capital to recognize the effect of its conversion to C Corporation status pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109).

       The pro forma charge in lieu of income taxes represents the estimated federal income taxes that would have been reported under FAS 109 had the Company been a C Corporation for each period presented.

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



NOTE 3 - PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE:

      On July 8, 1996, the Board of Directors authorized a two-for-one stock split, effected in the form of a stock dividend, payable to shareholders of record on July 24, 1996. All earnings per share amounts have been retroactively restated. The stock split resulted in the issuance of 8,672,548 new shares of common stock and a reclassification of $8,673 from retained earnings to common stock representing the par value of the shares issued.

      Pro forma net income per share for the nine months ended June 30, 1996 and 1995 is computed by using the weighted average number of common and common equivalent shares outstanding during the period, adjusted to include the estimated number of shares required to be sold by the Company to pay distributions related to S Corporation earnings, respectively generated through just prior to the closing of the initial public offering in December 1995 and June 30, 1995, respectively, (338,876 and 1,074,514 shares, respectively, as calculated based on the net proceeds of the initial public offering), and to include 446,050 shares the Company's principal shareholder received for sale of his interests in certain related entities to the Company shortly before the closing of the initial public offering of common stock. Common equivalent shares from stock options in the aggregate of 1,307,542 and 1,067,978 shares, respectively, are computed using the weighted average number of shares attributable to such options outstanding during the period (using the treasury stock method).

     Pro forma net income per share for the three months ended June 30, 1996 and 1995 is computed by using the weighted average number of common equivalent shares outstanding during the period, adjusted to include the estimated number of shares required to be sold by the Company to pay distributions related to S Corporation earning generated through June 30, 1996 and June 30, 1995 (0 and 1,074,514 shares, respectively, as calculated based upon the net proceeds of the initial public offering). Common equivalent shares from stock options in the aggregate of 1,486,370 and 1,271,402 are computed using the weighted average number of shares attributable to such options outstanding during the period (using the treasury stock method).

                           EAGLE USA AIRFREIGHT, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following is management's discussion and analysis of certain significant factors which have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-97606), and the accompanying unaudited condensed consolidated financial statements.

General

       The Company's revenues have increased to $126.2 million in the fiscal year ended September 30, 1995 from $83.3 million in the fiscal year ended September 30, 1994, and its operating income has increased to $12.2 million in fiscal 1995 from $5.9 million in fiscal 1994. The Company's recent growth has been generated almost exclusively by internal expansion. The opening of a new terminal generally has an initial negative impact on profitability due to operating losses of the new terminal. However, the Company is not required to make major capital expenditures in opening a new terminal. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability levels. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers. In the future, the Company may rely on acquisitions to complement new terminal openings.

       The Company has recently begun to expand its international freight forwarding business. International shipments typically generate higher revenues per shipment than domestic shipments. The Company anticipates that the costs of transportation for international freight will be higher than for domestic freight as a percentage of such revenues, resulting in lower gross margins than domestic shipments. The Company also intends to continue the growth of its local pick-up and delivery operations. By providing local pick-up and delivery services with respect to shipments for which it is the freight forwarder, the Company has been able to increase its gross margin with respect to such shipments because its costs to provide such services are less than the third-party charges it previously paid. However, the Company's local pick-up and delivery service provided to other (non-forwarding) customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

Nine Months Ended June 30, 1996 compared to the Nine Months Ended June 30, 1995

       Revenues increased 39.7% to $128.0 million for the nine months ended June 30, 1996 from $91.6 million for the nine months ended June 30, 1995. The principal factors causing this increase were an increase in level of operations from additional terminals, expansion of local delivery operations and an increase in the number of freight forwarding shipments as follows:

                                                         Nine Months Ended June 30,
                                                         --------------------------
                                                              1995        1996
                                                              -----       -----
       Freight forwarding terminals at end of period             32           44
       Local delivery terminals at end of period                 11           24
       Freight forwarding shipments                         290,204      363,252
       Average weight per freight forwarding shipment           584          588

       For those freight forwarding terminals opened one year as of October 1, 1994 (26 terminals), revenues increased 23.7% to $107.2 million for the nine months ended June 30,1996 from $86.7 million for the nine months ended June 30, 1995.

       Revenues for the nine months ended June 30, 1996 were comprised of $119.8 million of forwarding revenues, $7.9 million of local pickup and delivery revenues and $302,000 of other freight forwarding service revenues, as compared to $87.8 million, $3.8 million and zero, respectively, for the corresponding period in 1995.

                           EAGLE USA AIRFREIGHT, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (CONTINUED)

       Cost of transportation decreased as a percentage of revenues to 55.8% in the first nine months of fiscal 1996 from 57.3% in the comparable period in fiscal 1995. The decrease was primarily attributable to the continued expansion of the local pick up and delivery operations, enabling the Company to capture margins previously paid to third parties.

       Operating expenses increased as a percentage of revenues to 34.8% in the first nine months of fiscal 1996 from 32.4% for the same period in fiscal 1995. The $14.8 million increase in absolute terms was attributable primarily to continued growth in level of operations from additional terminals and expansion of local delivery operations.

       Operating income increased 28.2% to $12.1 million in the first nine months of fiscal 1996 from $9.4 million in the comparable period in fiscal 1995. Operating margin as a percentage of revenues for the first nine months of fiscal 1996 was 9.5%, down from 10.3% for the same period in fiscal 1995. The first quarter of fiscal 1995 was impacted by an unexpected temporary increase in business from a major customer. The Company handled this increase with temporary resources, so that operating expenses did not proportionately increase. Staff and facilities have since been increased to support increased levels of activity.

       Interest income increased to $758,000 in the first nine months of fiscal 1996 from $180,000 in the comparable period in fiscal 1995 as a result of increased levels of investments resulting from the initial public offering proceeds. Interest expense was $141,000 for the first nine months of fiscal 1996 versus $8,000 in the comparable period in fiscal 1995. The interest expense was associated with the promissory notes distributed to the Company's S Corporation shareholders and short-term borrowings on the Company's revolving line of credit. These debts were retired with a portion of the net proceeds of the initial public offering.

       Income before provision for income taxes increased 32.3% to $12.7 million for the first nine months of fiscal 1996 from $9.6 million in the comparable period of fiscal 1995. Provision for income taxes increased 279.7% to $4.0 million for the nine months ended June 30, 1996 from $1.1 million for the nine months ended June 30, 1995. The increase in the provision for income taxes resulted from the termination of the S Corporation status shortly prior to the initial public offering, at which time Eagle USA Airfreight, Inc. began accruing federal income taxes. Federal income taxes had previously been paid
by the Company's subsidiaries.   Pro forma net income increased 37.2% to $7.8
million for the first nine months of fiscal 1996 from $5.6 million in the comparable period in fiscal 1995.

Three Months Ended June 30, 1996 compared to the Three Months Ended June 30,
1995.

       Revenues increased 48.2% to $48.2 million in the third quarter of fiscal 1996 from $32.5 million in the same period of fiscal 1995. The principal factors causing this increase were an increase in the level of operations from additional terminals, expansion of local delivery operations and an increase in the number of freight forwarding shipments as follows:

                                                        Three Months Ended June 30,
                                                        ---------------------------
                                                             1995          1996
                                                            -------       -------
       Freight forwarding terminals at end of period             32           44
       Local delivery terminals at end of period                 11           24
       Freight forwarding shipments                         112,621      136,327
       Average weight per freight forwarding shipment           545          555

       For those freight forwarding terminals opened one year as of October 1, 1994 (26 terminals), revenues increased 30.5% to $39.7 million for the three months ended June 30, 1996 from $30.3 million for the three months ended June 30, 1995.

       Revenues for the three months ended June 30, 1996 were comprised of $45.4 million of forwarding revenues, $2.7 million of local pick up and delivery revenues and $94,000 of other freight forwarding service revenues, as compared to $31.0 million, $1.5 million and zero, respectively, for the corresponding period in 1995.

                           EAGLE USA AIRFREIGHT, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)

       Cost of transportation decreased as a percentage of revenues to 56.0% in the third quarter of fiscal 1996 from 56.5% in the comparable period in fiscal 1995. The decrease was primarily attributable to the continued expansion of the local pick up and delivery operations, enabling the Company to capture margins previously paid to third parties.

       Operating expenses increased as a percentage of revenues to 34.6% in the third quarter of fiscal 1996 from 34.1% for the same period in fiscal 1995.
The $5.6 million increase in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations.

       Operating income increased 48.0% to $4.5 million in the third quarter of fiscal 1996 from $3.0 million in the comparable period in fiscal 1995. Operating margin as a percentage of revenues for the quarter ended June 30, 1996 remained relatively constant at 9.4%, compared to 9.4% for the quarter ended June 30, 1995.

       Interest income increased to $295,000 in the third quarter of fiscal 1996 from $111,000 in the comparable period in fiscal 1995 as a result of increased levels of investments resulting from the initial public offering proceeds.

       Income before provision for income taxes increased 52.4% to $4.8 million for the third quarter of fiscal 1996 from $3.2 million in the comparable period of fiscal 1995. Provision for income taxes increased 335.8% to $1,691,000 for the three months ended June 30, 1996 from $388,000 in the comparable period of fiscal 1995. The increase in the provision for income taxes resulted from the termination of the S Corporation status shortly prior to the initial public offering, at which time Eagle USA Airfreight, Inc. began accruing federal income taxes. Federal income taxes had previously been paid by the Company's
subsidiaries.   Pro forma net income increased 74.3% to $3.1 million for the third quarter of fiscal 1996 from $1.8 million in the comparable period in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

        In December 1995, the Company completed an initial public offering of
2.3 (pre split) million shares of its common stock. Net proceeds from the offering were $34.6 million after deducting underwriter commissions of $2.7 million and other costs of $734,500. The Company used approximately $8.2 million to prepay promissory notes distributed to its shareholders prior to the initial public offering that represented the Company's S Corporation earnings through June 30, 1995, less all previous distributions to shareholders during the period that the Company elected to be treated as an S Corporation, and $2.7 million to prepay a portion of additional promissory notes distributed to such shareholders representing S Corporation retained earnings earned through just prior to the closing of the initial public offering and not previously distributed. The Company used an additional $2.2 million of the net proceeds to retire outstanding bank indebtedness. The Company has no plans to declare any cash distributions in the foreseeable future.

       Capital expenditures for the first nine months of fiscal 1996 increased primarily because of increased levels of vehicle purchases related to the EFS subsidiary, the continued upgrade to the Company's information systems and the acquisition of land intended to be used for the construction of the Company's new Houston facility. Capital expenditures for fiscal 1996 are expected to increase because of the opening of new terminals, continued development of the Company's information systems, and construction of the new Houston facility. The Company may also use resources to acquire either related businesses or similar businesses in selected markets or interests in any such business.

                           EAGLE USA AIRFREIGHT, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)


       In addition to the proceeds from its initial public offering, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowings and lease purchase arrangements. The Company has a $10 million revolving credit facility with NationsBank of Texas, N.A. As of June 30, 1996, no amounts were outstanding under this credit facility. The borrowing base under the credit facility is equal to 80% of eligible accounts receivable and was approximately $17.9 million as of June 30, 1996. Borrowings under the credit facility bear interest, at the Company's option, at the bank's prime rate or LIBOR plus an interest margin based on leverage ratios. The credit facility expires and borrowings under the credit facility are due in January 1998. Borrowings under the credit facility are collateralized by substantially all of the Company's accounts receivable and inventory. The credit facility's covenants restrict the incurrence of other debt in an amount exceeding $1 million, include restrictions on liens, investments and acquisitions, require the maintenance of a minimum net worth of $9 million, a fixed charge coverage ratio of 2 to 1 and a leverage ratio of total liabilities to net worth of not greater than 2.25 to 1 and restrict the payment of dividends to 25% of the Company's cumulative net worth from the closing of its initial public offering. The Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

       As of June 30, 1996, the Company had outstanding nonqualified stock options to purchase an aggregate of 2,434,004 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $1.25 to $18.75). At the time a nonqualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of the exercise in June 1996 of nonqualified stock options to purchase an aggregate of 142,979 (pre split) shares of common stock, the Company is entitled to a federal income tax deduction of approximately $4.6 million. Assuming an effective tax rate of 40%, the Company expects to realize a tax benefit of approximately $1.9 million; accordingly, the Company recorded an increase in other current assets and additional paid-in capital pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109). The remaining outstanding options include those to purchase an aggregate 1,394,004 shares of common stock at an exercise price of $1.25 which vest ratably on each September 30, 1996 through 1999. Any exercises of nonqualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

       Cash and short-term investments increased $23.0 million to $25.1 million at June 30, 1996 from $2.1 million at September 30, 1995. At June 30, 1996, working capital was $37.2 million and the current ratio was 3.42 compared to working capital of $6.9 million and a current ratio of 1.5 at September 30, 1995. Working capital has increased primarily as a result of the net proceeds from the initial public offering. Management is of the opinion that existing working capital, cash generated from operations, and the line of credit described above will be sufficient to meet the Company's anticipated needs during the ensuing twelve months.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS, NONE
ITEM 2.      CHANGES IN SECURITIES, NONE
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4.      SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS, NONE
ITEM 5.      OTHER INFORMATION

             Forward-Looking Statements

             The statements contained in all parts of this document regarding future growth, cash needs, terminals, operations, business plans and financial results and other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to be among the words that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K:

               (A)       EXHIBITS.

                 *3(i) Second Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

                 *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

                 11(i) Computation of Per Share Earnings for the Nine months ended June 30, 1996.

                 11(ii) Computation of Per Share Earnings for the Three months ended June 30, 1996.

                 27      Financial Data Schedule

- - -------------------------
*       Incorporated by reference as indicated.

               (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED JUNE 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                EAGLE USA AIRFREIGHT, INC.
                                        --------------------------------------
                                                      (Registrant)


Date:      August 12, 1996              BY:     /s/ James R. Crane
        --------------------------              ------------------------------
                                                James R. Crane
                                                President


Date:     August 12, 1996               BY:     /s/ Douglas A. Seckel
        --------------------------              ------------------------------
                                                Douglas A. Seckel
                                                Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBITS                            DESCRIPTION
- - --------                            -----------
*3(I)      Second Amended and Restated Articles of Incorporation of the
           Company (Exhibit 3.1 to the Company's Registration Statement
           on Form S-1 (Registration No. 33-97606)).

*3(ii)     Amended and Restated Bylaws of the Company, as amended
           (Exhibit 3.2 to the Company's Registration Statement on Form S-1
           (Registration No. 33-97606)).

11(I)      Computation of Per Share Earnings for the Nine months ended June 30, 1996.

11(ii)     Computation of Per Share Earnings for the Three months ended June 30, 1996.

27         Financial Data Schedule

- - ------------------

*Incorporated by reference as indicated.