Form 10-K
period 1996-09-30
EAGLE USA AIRFREIGHT INC
filed 1996-12-19
CIK 1001718

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


    For the Fiscal Year Ended September 30, 1996     Commission No. 0-27288

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                      76-0094895
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                  Identification No.)

              3214 LODESTAR
             HOUSTON, TEXAS                                     77032
         (Principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (281)-821-0300

          Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES x   NO
                                      ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                -----

At November 29, 1996, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $137,509,864 based on the closing price of such stock on such date of $26.25.

At November 29, 1996, the number of shares outstanding of registrant's Common Stock was 17,539,521.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 1997 Annual Meeting of Shareholders to be held on February 21, 1997 are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1996.

================================================================================

                               TABLE OF CONTENTS



                                   PART I
                                                                             Page
Item 1.  Business...........................................................  1
Item 2.  Properties.........................................................  7
Item 3.  Legal Proceedings..................................................  9
Item 4.  Submission of Matters to a Vote of Security Holders................  9


                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
         Matters............................................................  9
Item 6.  Selected Financial Data............................................ 10
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 11
Item 8.  Financial Statements and Supplementary Data........................ 15
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 15


                                  PART III


Item 10. Directors and Executive Officers of the Registrant................. 16
Item 11. Executive Compensation............................................. 16
Item 12. Security Ownership of Certain Beneficial Owners and Management..... 16
Item 13. Certain Relationships and Related Party Transactions............... 16


                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.... 16
Signatures.................................................................. 18

                                     PART I

ITEM  1.   BUSINESS

         Eagle USA Airfreight, Inc. ("Eagle" and together with its subsidiaries, the "Company") is engaged in the business of providing air freight forwarding and other transportation and logistics services. Historically, the Company has grown through the expansion of its domestic air freight forwarding customer base and terminal network. In the past two fiscal years, the Company has rapidly expanded its terminal network from 27 in September 1994 to 47 in September 1996. As the Company has expanded nationwide, it has broadened the services it provides to include local pick-up and delivery and truck brokerage services as well as various "value added" logistics services. Recently, the Company has begun expanding its international air freight forwarding operations and establishing arrangements with cargo agents in international locations. The Company believes that its growth has been largely attributable to its ability to work closely with its customers to provide customized freight shipping services on a price competitive basis. As of November 30, 1996, the Company conducts its air freight forwarding through 50 terminals, located at or near airports throughout the United States.

INDUSTRY OVERVIEW

         Companies requiring some form of expedited or time-definite handling generally have two principal alternatives to transport freight: they may use an air freight forwarder or ship via a fully integrated carrier. Air freight forwarders arrange for transportation, often tailoring the routing of each shipment to meet the price and service requirements of the customer. Fully integrated carriers provide pick-up and delivery service, primarily through their own captive fleets of trucks and aircraft. Since air freight forwarders select from various transportation options in routing customer shipments, they are often able to serve their customers less expensively and with greater flexibility than integrated carriers. In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often have significant restrictions on delivery schedules and shipment weight, size and type. Air freight forwarders, however, generally handle shipments of any size and can offer customized shipping options, thus offering an effective alternative for shippers of freight.

         Most air freight forwarders, like the Company, focus on the shipment of heavy cargo and do not directly compete for the majority of their business with integrated shippers of primarily small parcels such as Federal Express Corporation, United Parcel Service of America, Inc., Airborne Freight Corporation, DHL Worldwide Express, Inc. and the United States Postal Service, certain of which on occasion serve as a source of cargo space to forwarders. However, certain integrated carriers, such as Emery Air Freight Corporation and Burlington Air Express, Inc., focus on shipment of heavy cargo in competition with forwarders. Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which to a certain extent depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

         The domestic air freight forwarding industry is highly fragmented. Many of these firms are capable of meeting only a portion of their customers' required transportation service needs. Some national domestic air freight forwarders rely on networks of terminals operated by franchisees or agents. The Company believes that the development and operation of Company-owned terminals and staff under the supervision of the Company's management have enabled it to provide a higher degree of financial and operational control and service assurance than that offered by franchise-based networks.

DOMESTIC AIR FREIGHT FORWARDING SERVICES

         The Company's freight forwarding operations involve obtaining shipment orders from customers, determining the best means to transport the shipment to its destination and arranging and monitoring all aspects of the shipment. Typically, the transportation is provided by a commercial air carrier. In addition, the Company prepares all required shipping documents and delivers shipments to the transporting carrier. For much of its customer traffic, the Company makes arrangements for three separate transportation segments--pick-up from the shipper to the Company's terminal in the origin city, shipment via air or overland carrier and delivery from the Company's terminal in the destination city to the recipient. Local transportation services are performed either by independent cartage companies or, increasingly, by the Company's Eagle Freight Services subsidiary as described below under "--Local Delivery Services." If delivery schedules permit, the Company will typically use lower-cost, overland truck transportation services, including those obtained through its truck brokerage operations. As part of its routine services, the Company also provides handling, packing and containerizing services, arranges for the tracking of shipments, provides physical breakbulk and arranges for insurance.

         The Company neither owns nor operates any aircraft and, consequently, places no restrictions on delivery schedules or shipment size. It arranges for transportation of its customers' shipments via commercial airlines and, to a lesser extent, air cargo carriers. Most of the Company's shipments can be accommodated by either narrow-body or wide-body aircraft. The Company selects the carrier for a shipment on the basis of route, departure time, available cargo capacity and cost. The Company has recently begun a regularly-scheduled dedicated charter of one cargo airplane to service a specific transportation lane. On occasion, the Company charters cargo aircraft for use in other transportation lanes, as needed.

         Due to the high volume of freight controlled by the Company, it is able to obtain discounted rates from airlines and is often able to reserve space at times when available space is limited. As a result, the Company can provide shipment options not directly available to its customers. Occasionally, the Company is able to consolidate shipments to further reduce its costs of transportation. The Company's rate schedule generally offers increasing discounts for shipment options with later scheduled delivery times. The Company's rates are also based on shipment weight and generally decrease as the weight of the shipment increases.

         The Company offers its customers five major delivery schedule options:
(i) next flight out-immediate pick-up and placement of the shipment on the next available flight; (ii) next day AM priority - shipments that take precedence for delivery by the morning of the following day; (iii) next day PM - shipments delivered by the afternoon of the following day; (iv) second day - shipments delivered by the afternoon of the second following day; and (v) economy - shipments typically delivered by the afternoon of the third - fifth day after shipment. The Company draws on its logistics expertise to provide forwarding services that are customized to meet the needs of the customer and, in addition to regularly scheduled service, offers customized schedules to do so. In addition, the Company's services are customized to address each client's individual shipping requirements, without restrictions on shipment weight, size or type. Once the requirements for an individual shipment have been established, the Company proactively manages the execution of the shipment to ensure the fulfillment of the customer's service requirements.

         During the fiscal year ended September 30, 1996, the Company's principal forwarding customers included shippers of computers and other electronic and high-technology equipment, printed materials and publishing, automotive parts, trade show exhibit materials, telecommunications equipment, machinery and machine parts and apparel. Shipments that are relatively less time-sensitive or for which expedited delivery is not economical are often shipped second day or economy. These options enhance the Company's opportunity to achieve savings by the use of truck transportation, the consolidation of shipments and the increased air cargo options afforded by the additional time for shipment. During the fiscal year ended September 30, 1996, average shipment weight was approximately 576 pounds, ranging in size from small packages of documents to 37,000 pound deliveries of printed material. Although the Company imposes no size or weight restrictions on shipments it focuses on shipments of over 50 pounds. As a result, it does not directly compete for most of its business with overnight courier or small parcel companies, such as Federal Express Corporation and United Parcel Service of America, Inc. Such companies typically use their own captive airplane fleets, which on occasion serve as a source of cargo space for the Company's forwarding operations.

         When acting as a forwarder, the Company is legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a contractual limitation on liability to the lesser of $0.50 per pound or $50 for domestic flights and the greater of $50 or $20 per kilogram ($9.07 per pound) for international flights. However, because an air freight forwarder's relationship to an airline is that of a shipper to a carrier, the airline generally has the same responsibility to the Company as the Company has to its customers. Additionally, shippers may purchase insurance on shipments. The Company may have sole carrier liability for a shipment prior to or after delivery to the carrier, and in certain other cases. The Company's claims expenses have generally been limited, totaling $468,000, $324,000 and $126,000 for the fiscal years ended 1996, 1995 and 1994, respectively.

         The Company's ability to serve its customers depends on the availability of air cargo space, including that on passenger and cargo airlines that service the relevant transportation lanes. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines serving particular transportation lanes at particular times, which could occur as a result of economic conditions and other factors beyond the control of the Company. Although the Company does not believe that the lack of cargo space has had a significant impact on its ability to book cargo space to date, future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines for cargo space.

INTERNATIONAL AIR FREIGHT FORWARDING SERVICES

         The Company continues to expand its international forwarding operations. The Company is in the process of establishing arrangements with independent cargo agents in international locations. The Company plans for these foreign service agents to provide breakbulk, delivery and customs brokerage services for cargo generated by the Company's domestic locations as well as arranging for overseas sales of cargo bound for the United States. The Company expects to emphasize the marketing of international services in strategically designated domestic locations including Atlanta, Boston, Chicago, Dallas, Houston, Los Angeles, Miami, New York, San Francisco and Seattle.

         To support its international operations, the Company intends to seek a customs brokers license from the United States Department of the Treasury. In addition, the Company plans to pursue certification from the Federal Maritime Commission as an NVOCC (Non-Vessel Owning Common Carrier) in order to handle international ocean shipments. Prior to obtaining such license and certification, the Company will rely upon third parties to meet its customs brokerage and ocean freight needs.

LOCAL DELIVERY SERVICES

         Through its Eagle Freight Services subsidiary, the Company provides same-day local pick-up and delivery services, both for shipments for which it is acting as an air freight forwarder as well as for third-party customers requiring pick-up and delivery within the same metropolitan area. The Company believes that Eagle Freight Services provides an important complement to its air freight forwarding services by allowing for quality control over the critical pick-up and delivery segments of the transportation process as well as allowing for prompt, updated information on the status of a customer's shipment at each step in such process. During the fiscal years ended September 30, 1996 and 1995, Eagle Freight Services had revenues of $31.7 million and $15.0 million, respectively. Approximately $20.2 million and $9.3 million of such revenues in the fiscal years ended September 30, 1996 and 1995, respectively, was attributable to the Company's air freight forwarding operations, which was approximately 63% and 39%, respectively, of the total cost of providing local pick up and delivery for the Company's freight forwarding customers. The remaining $11.5 million and $5.7 million, respectively, of Eagle Freight Service's revenues in such years was attributable to local delivery services for third party (non-forwarding) customers.

         Eagle Freight Services commenced service in Houston in 1989 and in recent years has rapidly expanded its operations. On October 1, 1994, the Company acquired a 50% ownership interest in Eagle Freight Services and acquired the remaining 50% at the closing of the initial public offering on December 6, 1995. As of September 30, 1996, local delivery services were offered in 28 of the 47 cities in which the Company's terminals were located, with 17 of such locations being established during fiscal 1996. Such locations are generally the sites of the Company's busiest forwarding operations. The Company currently intends to initiate local pick-up and delivery services in approximately 17 additional locations in fiscal 1997, although such plans may change based on several factors. On-demand pick-up and delivery services are available 24 hours a day, seven days a week. In most locations, delivery drivers are independent contractors who operate their own vehicles.

         Eagle Freight Services focuses on obtaining and servicing those accounts with a relatively high volume of business, which the Company believes provides a greater potential for profitability than a broader base of small, infrequent customers. During fiscal year 1996, the Company used a portion of the proceeds from its initial public offering to begin an upgrade of the information systems used by Eagle Freight Services. Such improvements included bar code and signature scanners that are currently being field tested that would allow for enhanced tracking of shipments and real-time access by shippers of receipt signatures for proof of delivery information.

TRUCK BROKERAGE

         In April 1995, the Company established Eagle Transportation Services, the Company's truck brokerage subsidiary, to provide additional logistical support to its forwarding operations and, to a lesser extent, to provide truckload service to selected customers. Eagle Transportation Services locates and secures capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the economy delivery option. The use of Eagle Transportation Services enables the Company to meet delivery requirements without having to rely on third-party truck brokerage services. Additionally, by providing for its own truck brokerage, the Company has been able to achieve greater efficiencies and utilize purchasing power over providers. Eagle Transportation Services does not own any trucks, but instead utilizes carriers or independent owner-operators of trucks and trailers on an as-needed basis. The Company utilizes its relationships with a number of independent trucking companies to obtain truck and trailer space. If space is not available through such companies, the Company utilizes electronic bulletin boards to communicate with independent truckers as to the Company's needs. The average length of haul was approximately 1,245 and 1,350 miles, during the fiscal years ended September 30, 1996 and 1995, respectively. Eagle Transportation Services is operated out of the Company's Houston offices. As with local pick-up and delivery services, the Company views Eagle Transportation Services primarily as a means of maintaining quality control and enhancing customer service of its core air freight forwarding business as well as a means of capturing a portion of profits that would otherwise be earned by third parties. The Company may expand its truck brokerage operations selectively in the future beyond providing support to its air freight operations, to providing truck brokerage services to customers that do not utilize the Company's air freight services.

INFORMATION SYSTEMS

         A primary component of the Company's business strategy is the continued development of advanced information systems. The Company has invested substantial management and financial resources in the development of its information systems in an effort to provide accurate and timely information to its management and customers. The Company believes the ability to provide accurate up-to-date information on the status of shipments, both internally (to ensure on-time delivery and efficient operations) and to customers (through whatever medium they request), will become increasingly important.

         The Company has developed and continues to upgrade its information systems. These include its CUES logistics information system and its management information and accounting systems. A central computer located at the Company's headquarters in Houston, Texas is accessible from computer terminals located at all of its facilities, and from computer terminals located at the facilities of many of the Company's customers through the use of a toll-free dial-in program developed by the Company. The CUES system provides a comprehensive source of information for managing the logistics of the Company's sourcing and distribution activities. Specifically, the CUES system permits the Company to track the flow of a particular shipment from purchase order through the transportation process to the point of delivery. Through the system, the Company can also access daily financial information for the entire Company, a particular terminal, a particular customer or a given shipment. CUES permits on-line entry and retrieval of shipment, pricing, scheduling, booking and tracking data and interfaces with the Company's management information and accounting systems. Electronic data interchange connections to selected airlines permit instant retrieval by the Company, and by those of its customers interfacing with CUES, of information on the status of shipments in the custody of those airlines. CUES' electronic data interchange also allows for status updates, electronic invoicing, funds exchange and file exchange. CUES provides the Company's sales force with margin information on customers and shipments, thereby enhancing the Company's ability to bid aggressively for future forwarding business and to avoid committing to unprofitable shipments. CUES can provide the Company's management and customers with reports customized to meet their information requirements. The Company believes that its systems have been instrumental in the productivity of its personnel and the quality of its operations and service, and have resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and dissemination of critical information, both internally and to customers.

         The expansion of the Company's local pick-up and delivery service is expected to further improve the Company's logistics system by enabling data with respect to a shipment to be input remotely from point of pick-up through point of delivery. The Company has purchased and is field testing the use of remote hand-held bar code and signature scanners for use by its pick-up and delivery units that allow for enhanced tracking of shipments and immediate viewing by shippers of receipt signatures.

         During the course of fiscal 1996, the Company has been developing a next generation on-line system to replace CUES. The new system, which is scheduled for delivery in fiscal 1997, further enhances the integration of shipment movements within the Company's financial reporting system and allows management personnel to request reports and view management information via on-line inquiry. As with the CUES system, the new system makes shipment revenues and costs immediately available for analysis of individual shipment profitability as well as improved reporting on the customer, terminal, region or Company-wide.

         The new system will be integrated with the remote hand-held bar code and signature scanners being utilized by Eagle Freight Services to automatically apply the proof of delivery information to the system. This information is then made immediately available to all on-line locations as well as customer dial-in facilities.

         The Company's systems also include Eagle-Ship (formally, ASAM), which allows its customers to automate their shipping process and consolidate their shipping systems. The Eagle-Ship system was developed by, and through January 2001 is licensed to the Company from, ASAM International, which is restricted from making the system available to most other major air freight forwarders during that time. For customers using Eagle-Ship, the Company provides a dedicated personal computer, printer and bar code scanner that allow the customer's shipping dock personnel to process and weigh boxes, record the shipment, produce customized box labels and print an Eagle house airway bill or bill of lading. Eagle-Ship also provides customers with weight analysis, tariff reporting, assistance in consolidation of like orders and price comparison among shipping options.

         The Eagle-Ship system enables the Company's customers to process shipments for many carriers with one personal computer and to compare the cost and service options of various carriers, consolidate Eagle-Ship label printing and generate reports that profile the customer's shipping activity. Eagle-Ship is designed to run shipping systems for United Parcel Service of America, Inc., Federal Express Corporation, Airborne Freight Corporation and Emery Air Freight Corporation, and can be customized to run the systems of up to 99 other air and truck carriers. The Company believes that Eagle-Ship gives it a competitive advantage among a growing number of customers that are resistant to the proliferation of dedicated shipper systems because of the cost, complexity and dock space required to maintain a separate personal computer for each carrier, and that the use of Eagle-Ship should lead to increased use of the Company's services by helping to ensure that customers will allocate dock space to Eagle-Ship rather than multiple systems from other carriers. Although Eagle-Ship does provide customers with assistance in selecting competitors for the Company's shipping services, the Company believes that much of such information, such as that relating to Federal Express Corporation, is used in the delivery of documents and small packages, which constitute a small portion of the Company's cargoes, and that, overall, Eagle-Ship will demonstrate to customers the advantages of the Company's services in comparison to its more direct competitors. As of September 30, 1996 and 1995, the Company had installed 31 and 17, respectively, Eagle-Ship personal computers for its customers. The Company believes that Eagle-Ship enhances its ability to market to national accounts.

LOGISTICS SERVICES

         Many customers are increasingly demanding more than the simple movement of freight from their transportation suppliers. To meet these needs, suppliers, such as the Company, seek to customize their services, by, among other things, providing information on the status of materials, components and finished goods through the logistics pipeline and providing performance reports on and proof of delivery for each shipment.

         The Company utilizes its logistics expertise to maximize the efficiency and performance of its forwarding and other transportation services to its customers. In addition, the Company provides transportation consulting services and makes available its expertise and resources to assist customers in balancing their transportation needs against budgetary constraints by developing logistics plans for its customers. The Company staffs and manages the shipping department of certain of its customers that outsource their transportation function and may seek to provide outsourcing services to other customers in the future. The Company also provides other ancillary services, such as electronic data interchange, custom shipping reports, computerized tracking of shipments, customs brokerage, air charters, warehousing, cargo assembly and protective packing and crating.

MARKETING AND CUSTOMERS

         The Company's principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed materials and publishing, automotive parts, trade show exhibit materials, telecommunications equipment, machinery and machine parts and apparel. For the fiscal year ended September 30, 1996, no customer accounted for greater than 10% of the Company's revenues. Adverse conditions in the industries of the Company's customers or loss of a significant customer could negatively impact the Company. The Company expects that demand for the Company's services (and consequently results of operations) will continue to be sensitive to domestic and, increasingly, global economic conditions and other factors beyond its control.

         The Company markets its services through an organization consisting of approximately 137 full-time salespersons supported by the sales efforts of senior management, its five regional managers and its terminal managers. Managers at each office are responsible for customer service and coordinate the reporting of customers' requirements and expectations with the regional managers. Company employees are available 24 hours a day to respond to customer inquiries.

         The Company has increased its emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, such as electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to integrated carriers and a very small number of forwarders. The Company believes that its recent growth and development has enabled it to compete for and obtain these accounts.

COMPETITION AND INDUSTRY TRENDS

         Competition within the freight industry is intense. Although the industry is highly fragmented, the Company competes most often with a relatively small number of forwarders with nationwide networks and the capability to provide the breadth of services offered by the Company and with fully integrated carriers focusing on heavy cargo, including Emery Air Freight Corporation and Burlington Air Express, Inc. The Company also encounters competition from passenger and cargo air carriers, trucking companies and others. As the Company expands its international operations, it expects to encounter increased competition from those forwarders that have a predominantly international focus, including Fritz Companies Inc., Expeditors International of Washington Inc., Harper Group, Inc. and Air Express International Corporation, as well as from its competitors for domestic forwarding. Many of the Company's competitors have substantially greater financial resources than the Company. The Company also encounters competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. The Company believes that quality of service, including reliability, responsiveness, expertise and convenience, scope of operations and price are the most important competitive factors in its industry.

SEASONALITY

         Historically, the Company's operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis. The second quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company's terminal network. The Company cannot accurately forecast many of these factors, nor can the Company estimate accurately the relative influence of any particular factor and, as a result, there can be no assurance that historical patterns, if any, will continue in future periods.

EMPLOYEES

         The Company had approximately 961 full-time employees at September 30, 1996, including 137 sales personnel. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good. The Company also has contracts with approximately 450 independent owner/operators of local delivery services as of September 30, 1996. The independent owner/operators own, operate and maintain the vehicles they use in their work for the Company and may employ qualified drivers of their choice. Company-owned vehicles are driven by 94 employee drivers as of September 30, 1996.

         From time to time, third parties, including the Internal Revenue Service ("IRS") and state authorities, have sought to assert, and at times have been successful in asserting, that independent owner/operators in the transportation industry, including those of the type utilized in connection with the Company's local pick-up and delivery operations, are "employees," rather than "independent contractors," thus requiring the withholding of employee and payroll taxes. Although the Company believes that the independent owner/operators utilized by it are not employees, there can be no assurance that the IRS and state authorities will not challenge this position, or that federal and state tax or other applicable laws, or interpretations thereof, will not change. If they do, the Company could be liable for additional taxes, penalties and interest for prior periods and additional taxes for future periods. From time to time drivers for Eagle Freight Services are involved in accidents. Although most of these drivers are independent contractors, there can be no assurance that the Company will not be held liable for the actions of such drivers or that claims against the Company will not exceed the amount of insurance coverage. An increase in the costs relating to accidents, claims or insurance could adversely affect the Company.

         The Company pays its entire sales force and most of its operations personnel what it believes is significantly more than the industry average and offers a broad-based compensation plan to these employees that has generally remained unchanged from year to year. Sales personnel are paid a gross commission on shipments sold while operations personnel and management are paid bonuses based on the profitability of their terminals, as well as the profitability of the Company. To ensure quality control and the profitability of accounts, the terminal manager retains the final approval on all accounts.

REGULATION

         The Company's air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the Department of Transportation, although air freight forwarders are exempted from most of such Act's requirements by the Economic Aviation Regulations promulgated thereunder. The Company's foreign air freight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

         The Company's delivery operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. In addition, certain of the Company's delivery operations are regulated by the Surface Transportation Board. These state and federal authorities have broad power, including the power to approve certain mergers, consolidations and acquisitions, and the power to regulate the delivery of certain types of shipments and operations within certain geographic areas, and the Surface Transportation Board has the power to regulate motor carrier operations, approve certain rates, charges and accounting systems and require periodic financial reporting. Interstate motor carrier operations are also subject to safety requirements prescribed by the Federal Department of Transportation. In some potential locations for the Company's delivery operations, state and local permits and licenses may be difficult to obtain.

         The Company's truck brokerage operations require it to be regulated as a property broker by the Surface Transportation Board for which the Company has obtained a property broker license and surety bond. The Company's current domestic customs brokerage agents are, and any such future internal customs brokerage operations will be, subject to the licensing requirements of the United States Department of the Treasury and are regulated by the United States Customs Service. The Company's foreign customs brokerage agents are licensed in and subject to the regulations of their respective countries. The Federal Maritime Commission will regulate the Company's expected ocean forwarding operations.

         In the United States, the Company is subject to Federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions in which the Company may operate in the future. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and the Company cannot predict what impact future environmental regulations may have on its business. The Company does not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding fiscal years.

         Certain federal officials are considering implementing increased security measures with respect to air cargo. There can be no assurance as to what, if any, regulations will be adopted or, if adopted, as to their ultimate effect on the Company. The Company does not believe that costs of regulatory compliance have had a material adverse impact on its operations to date. However, failure of the Company to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of the Company's operating permits or authorities. There can be no assurance as to the degree or cost of future regulations on the Company's business.

ITEM  2.   PROPERTIES

         As of September 30, 1996, the Company's corporate office occupied approximately 33,000 square feet of space in facilities located in Houston, Texas. All corporate office space is leased under agreements that expire in 1998. The Company's 47 terminal locations typically are located at or near major metropolitan airports and occupy approximately 1,000 to 52,000 square feet of leased space each. Currently, other than its Newark terminal all of such properties are leased, although the Company may purchase or construct facilities if it believes it can do so on a more attractive basis. The Company has purchased a site near its Houston terminal and plans to construct a new terminal, warehouse and headquarters facility. Generally, each terminal location lease is for a term of three to six years and expires between 1997 and 2002. From time to time, the Company may expand or relocate certain terminals to accommodate growth.

         The Company's terminals as of September 30, 1996 were:


LOCATION                                AIRPORT SERVED                                    MONTH AND YEAR OPENED
--------                                --------------                                    ---------------------
Houston, Texas*                         Houston Intercontinental Airport                  March 1984
Dallas, Texas*                          Dallas Ft. Worth International Airport            November 1988
St. Louis, Missouri*                    Lambert St. Louis International Airport           February 1989
Atlanta, Georgia*                       Atlanta Hartsfield International Airport          October 1989
Los Angeles, California*                Los Angeles International Airport                 May 1991
San Francisco, California*              San Francisco International Airport               June 1991
Chicago, Illinois*                      Chicago O'Hare International Airport              February 1992
Newark, New Jersey*                     Newark International Airport                      May 1992
Boston, Massachusetts                   Boston Logan International Airport                February 1993
Charlotte, North Carolina*              Charlotte Douglas International Airport           March 1993
Denver, Colorado*                       Denver International Airport                      March 1993
San Antonio, Texas*                     San Antonio International Airport                 March 1993
El Paso, Texas                          El Paso International Airport                     September 1993
Orlando, Florida*                       Orlando International Airport                     September 1993
San Diego, California                   San Diego Lindbergh Field International Airport   October 1993
Seattle, Washington*                    Seattle Tacoma International Airport              October 1993
Kansas City, Missouri                   Kansas City International Airport                 January 1994
Oklahoma City, Oklahoma                 Will Rogers International Airport                 January 1994
Raleigh-Durham, North Carolina*         Raleigh-Durham Airport                            January 1994
Austin, Texas*                          Robert Mueller Municipal Airport                  February 1994
Greenville, South Carolina              Greenville/Spartanburg Airport                    March 1994
Cincinnati, Ohio*                       Cincinnati/N. Kentucky International Airport      April 1994
Minneapolis, Minnesota*                 Minneapolis St. Paul International Airport        May 1994
Memphis, Tennessee*                     Memphis International Airport                     July 1994
Detroit, Michigan*                      Detroit Metro Airport                             September 1994
Portland, Oregon                        Portland International Airport                    September 1994
Baltimore, Maryland/Washington, D.C.*   Baltimore/Washington International Airport        September 1994
Phoenix, Arizona                        Phoenix Sky Harbor International Airport          November 1994
Cleveland, Ohio*                        Cleveland Hopkins International Airport           December 1994
Philadelphia, Pennsylvania*             Philadelphia International Airport                December 1994
McAllen, Texas*                         McAllen Miller International Airport              January 1995
Albuquerque, New Mexico                 Albuquerque International Airport                 June 1995
Las Vegas, Nevada                       McCarran International Airport                    July 1995
Indianapolis, Indiana*                  Indianapolis International Airport                July 1995
Sacramento, California*                 Sacramento Metro Airport                          July 1995
San Juan, Puerto Rico                   Luis Munoz Marin International Airport            August 1995
Pittsburgh, Pennsylvania*               Pittsburgh International Airport                  September 1995
Milwaukee, Wisconsin                    Mitchell International Field                      December 1995
New Orleans, Louisiana*                 New Orleans International Airport                 January 1996
Miami, Florida*                         Miami International Airport                       March 1996
Hartford, Connecticut                   Bradley International Airport                     April 1996
Salt Lake City, Utah                    Salt Lake City International Airport              May 1996
Honolulu, Hawaii                        Honolulu International Airport                    May 1996
Columbus, Ohio                          Port Columbus International Airport               June 1996
Tulsa, Oklahoma                         Tulsa International Airport                       July 1996
Omaha, Nebraska                         Eppley Airport                                    July 1996
Tucson, Arizona                         Tucson International Airport                      July 1996

-----------------------
*   Includes Eagle Freight Services local pick-up and delivery operations.

ITEM 3.   LEGAL PROCEEDINGS

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material litigation and is not aware of any litigation threatened against it that could have a material adverse effect on its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

         The following table sets forth certain information concerning the executive officers of the Company as of September 30, 1996:


         Name            Age            Position
         ----            ---            --------
James R. Crane            42    Chairman, President and Chief Executive Officer

Daniel S. Swannie         48    Chief Operating Officer

Donald P. Roberts         44    Chief Marketing Officer

Douglas A. Seckel         45    Chief Financial Officer, Secretary and Treasurer


         The following background material is provided for each executive officer employed by the registrant, including employment history for at least the last five years:

         James R. Crane has served as president and a director of the Company since he founded the Company in March 1984.

         Daniel S. Swannie served as Chief Operating Officer of the Company from 1990 until October 1996 and has served as a director of the Company since May 1995.

         Donald P. Roberts has served as Chief Marketing Officer of the Company since October 1994 and has served as a director of the Company since May 1995. Mr. Roberts served as Regional Sales Manager of the Company between January 1985 and October 1994.

         Douglas A. Seckel has served as Chief Financial Officer of the Company since April 1989, has served as Secretary and Treasurer of the Company since May 1991 and has served as director of the Company since May 1995. Mr. Seckel and Mr. Crane are first cousins.

                                    PART II

ITEM 5.   MARKET FOR  REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock has been publicly traded through the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol EUSA since the Company's initial public offering effective November 30, 1995. The following table sets forth the quarterly high and low closing sales prices for each indicated quarter of fiscal 1996, as adjusted retroactively for a 2-for-1 stock split which occurred August 1, 1996:

Quarter Ended                               High            Low
-------------                               ----            ---
December 31, 1995                          13 1/8          9 1/8
March 31, 1996                             15 1/2         12 1/4
June 30, 1996                              19             13 3/4
September 30, 1996                         26             17 1/4

         There were approximately 1,378 shareholders of record (including brokerage firms and other nominees) of the Company's common stock as of November 29, 1996.

         From October 1992 to the Company's initial public offering, the Company was an S Corporation and distributed to its shareholders all of its taxable income. Prior to its initial public offering, during the two previous fiscal years, the Company paid distributions consisting of cash and notes of $2.7 million and $14.6 million in fiscal 1996 and 1995, respectively. Since its initial public offering, the Company has not paid cash dividends on its common stock and it is the current intention of management to retain earnings to finance the growth of the Company's business. The Company's credit facility limits dividend payments to 25% of the Company's cumulative net worth generated after the date of the initial public offering.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company which have been derived from consolidated financial statements that have been audited by Price Waterhouse LLP, independent accountants. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this report.


                                                                                  FISCAL YEAR ENDED
                                          -----------------------------------------------------------------------------------------
                                          September 30,     September 30,       September 30,      September 30,      September 30,
                                               1996               1995               1994               1993               1992
                                          -------------     -------------       -------------      ------------       -------------
                                                        (In thousands, except per share and operating data)
STATEMENT OF INCOME DATA:
Revenues                                    $185,445           $126,214            $83,276            $47,425            $25,711
Operating income                              17,849             12,205              5,886              2,390                 67
Net Income                                    12,426             11,189              5,470              2,285                 57
Pro forma net income                          11,481              7,507              3,554              1,462                 57
Pro forma net income per share (1)               .66                .51                 --                 --                 --
Weighted average shares outstanding (1)       17,521             14,782             12,000             12,000             12,000

OPERATING DATA:
Gross margin                                   44.3%              42.7%              40.2%              39.9%              40.1%
Operating margin                                9.6%               9.7%               7.0%               5.0%               0.3%
Operating ratio (2)                            90.4%              90.3%              93.0%              95.0%              99.7%
Same terminal revenue growth(3)                29.3%              29.1%              44.0%              63.0%              17.0%
Air freight terminals at period end               47                 37                 27                 14                  8
Local delivery terminals at period end            28                 11                  0                  0                  0
Freight forwarding shipments                 524,685            382,583            291,956            178,545             82,293
Average revenue per freight forwarding          $331               $314               $285               $266               $312
  shipment
Average weight (lbs) per freight                 576                608                520                506                N/A
  forwarding shipment

BALANCE SHEET DATA:  (at year end)
Working capital                              $41,487             $6,852             $3,510             $1,025                $31
Total assets                                  71,729             24,468             16,612              9,884              5,154
Long-term indebtedness, net of                     0              8,474                 11                 18                 78
  current portion
Shareholders' equity                          50,442              1,699              5,031              2,032                573

(1) Pro forma net income per share is computed by dividing pro forma net income by the weighted average number of shares of common stock outstanding during the period, adjusted to include the following: (i) the retroactive restatement giving effect to the 2-for-1 stock split in August 1996; (ii) the weighted average of common stock equivalents issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method; and (iii) the number of shares required to be sold by the Company to fund S Corporation shareholder distributions upon closing of the initial public offering. The computation for the year ended September 30, 1996 also includes the number of shares that the Company's Chairman of the Board received upon the closing of the initial public offering in connection with the Company's acquisition of interests in subsidiaries. Historical earnings per share is not provided for any of the periods presented; as such inclusion is considered to be irrelevant.

(2)      Operating expenses as a percentage of revenue.

(3) Percentage increase in revenues for those terminals open 12 months as of the beginning of the prior fiscal year.

                      ------------------------------------


         Forward Looking Statements. The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K) that include, but are not limited to, those relating to the availability of cargo space; the Company's plans for international air freight forwarding services; the expansion and results of the Company's terminal network; local delivery services and truck brokerage; improvement in the Company's information systems and logistic systems and services; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; future dividend plans; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; and the tax benefit of any stock option exercises; any other statements regarding future growth, future cash needs, future terminals, future operations, business plans and future financial results; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

GENERAL

         During the past two fiscal years, the Company's revenues increased at a compound annual rate of 49.3% to $185.4 million in the fiscal year ended September 30, 1996 from $83.3 million in the fiscal year ended September 30, 1994, and its operating income increased at a compound annual rate of 76.8% to $17.8 million in fiscal 1996 from $5.9 million in fiscal 1994. The Company's recent growth has been generated almost exclusively by increasing the number of terminals operated by the Company and growth in revenue produced by existing terminals. Since October 1, 1994, it has added 20 terminals, increasing the total to 47 at September 30, 1996. At that date, 10 of these 47 terminals had been open less than 12 months.

         The Company plans to continue to expand its terminal network. The Company currently plans to open terminals in approximately 13 additional cities in fiscal 1997. Such plans, however, are subject to change based on a variety of factors. The expansion of the Company's terminals is expected to occur primarily in the United States, although the Company plans to selectively pursue opportunities to expand outside of the United States, particularly in Canada and Mexico. The Company may complement its internal expansion with selective acquisitions.

         The opening of a new terminal generally has an initial negative impact on profitability due to operating losses of the new terminal. The opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers. Although no acquisitions have been made through September 30, 1996, the Company may consider acquisitions to complement new terminal openings.

         The Company has recently begun to expand its international freight forwarding business. International shipments typically generate higher revenues per shipment than domestic shipments. The Company anticipates that the costs of transportation for international freight will be higher than for domestic freight as a percentage of such revenues, resulting in lower gross margins than domestic shipments; however, the Company does not expect its operating expenses to increase in proportion to such revenues. The Company also intends to continue the growth of its local pick-up and delivery operations. By providing local pick-up and delivery services with respect to shipments for which it is the freight forwarder, the Company has been able to increase its gross margin with respect to such shipments because its costs to provide such services are less than the third-party charges it previously paid. However, the Company's local pick-up and delivery services provided to other (non-forwarding) customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

         Effective October 1, 1992, Eagle elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws. From October 1, 1992 until the termination of its S Corporation status, the Company paid no federal income tax. For financial reporting purposes, for periods prior to the Company's initial public offering, Eagle recorded a provision for state income taxes for all states in which it operated. The Company also has recorded for fiscal 1996 and 1995 the federal income tax liability for each of its subsidiaries, which had paid federal income taxes. Shortly prior to the initial public offering in December 1995, Eagle's status as an S Corporation was terminated and for periods thereafter, Eagle has been liable for federal income taxes and state income taxes in certain states. Prior to the closing of the initial public offering, Eagle declared distributions payable both in cash and in the form of the Special Distribution Notes in an amount equal to all of Eagle's undistributed S Corporation earnings up through such closing. The Company has no plans to pay any dividends or distributions in the foreseeable future.

         On October 1, 1994, the Company purchased a 50% interest in Eagle Freight Services, Inc. and C&D Freight Services of California, Inc. from a third party and, during fiscal 1995 purchased a 50% interest in Freight Services Management, Inc. from the Company's Chairman of the Board and initiated operation of Eagle USA Transportation Services, Inc. and Eagle USA Import Brokers, Inc. (the "Eagle Subsidiaries"). The remaining interests in the Eagle Subsidiaries were purchased from the Company's Chairman of the Board immediately prior to the closing of the initial public offering in December 1995. Because Eagle controlled the Eagle Subsidiaries, results for fiscal 1995 and 1996 reflect the operations of all of the Eagle Subsidiaries as if they had been 100% owned by the Company as of the beginning of the period presented.

         The Company has experienced significant growth in the past through increases in sales at existing terminals and opening new terminals. The Company anticipates that its growth strategy in the future will include internal growth in its domestic and international freight forwarding, local pick-up and delivery and truck brokerage business, and could also include acquisitions. The Company's ability to continue its growth will depend on a number of factors, including existing and emerging competition, the ability to open new terminals, the ability to maintain profit margins in the face of competitive pressures, the continued recruitment, training and retention of operating employees, the strength of demand for its services and the availability of capital to support such growth and the ability to identify, negotiate and fund acquisitions when appropriate. International operations are likely to involve increased costs and risks including those related to foreign regulation, intensified competition, currency fluctuations and exchange controls. There can be no assurance that the Company will be successful in implementing any of its business strategy and plans for future growth.

RESULTS OF OPERATIONS

         The following table presents certain statement of income data as a percentage of revenues for the periods indicated.


                                                                 Fiscal Year Ended September 30,
                                                                 -------------------------------
                                                           1996               1995              1994
                                                          ------             ------             ----
Revenues                                                  100.0%             100.0%            100.0%
Cost of transportation                                     55.7               57.3              59.8
                                                          -----              -----             -----

Gross profit                                               44.3               42.7              40.2
   Personnel costs                                         22.5               22.1              23.0
   Other selling, general and administrative expenses      12.2               10.9              10.2
                                                          -----              -----             -----
Operating expenses                                         34.7               33.0              33.2
                                                          -----              -----             -----
Operating income                                            9.6%               9.7%              7.0%
                                                          =====              =====             =====
Pro forma net income                                        6.2%               6.0%              4.3%

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

         Revenues increased 46.9% to $185.4 million in fiscal 1996 from $126.2 million in fiscal 1995 primarily due to increases in the number of shipments and the tonnage of cargo shipped, increased penetration in existing markets, an increase in the number of terminals open during such period and the addition of significant national account customers. For those terminals open as of the beginning of fiscal 1995, revenues increased approximately 29.3% to $151.6 million in fiscal 1996 from $117.2 million in fiscal 1995. Revenues for fiscal 1996 were comprised of $173.4 million of forwarding revenues, $11.5 million of local pick-up and delivery revenues and $500,000 of other freight forwarding revenues. Total local pick-up and delivery revenues for the Company's Eagle Freight Services and C&D Freight Services of California subsidiaries for fiscal 1996 were $31.7 million, an amount that includes $20.2 million of inter-company sales to Eagle (which were eliminated upon consolidation) and $11.5 million in services to third party (non-forwarding) customers.

         Cost of transportation decreased as a percentage of revenues to 55.7% in fiscal 1996 from 57.3% in fiscal 1995. The decrease was primarily attributable to the continued expansion of the local pick up and delivery operations, enabling the Company to capture margins previously paid to third parties, and to a lesser extent was attributable to the January 1, 1996 expiration of the Federal Air Cargo Transportation Excise Tax, which was reinstated on August 27, 1996. Cost of transportation increased in absolute terms by 42.8% to $103.3 million in fiscal 1996 from $72.4 million in fiscal 1995 as a result of increases in air freight shipped. Gross margin increased to 44.3% in fiscal 1996 from 42.7% in fiscal 1995. Gross profit increased 52.5% to $82.1 million in fiscal 1996 from $53.9 million in fiscal 1995.

         Operating expenses increased as a percentage of revenues to 34.7% in fiscal 1996 from 33.0% in fiscal 1995. Operating expenses increased in absolute terms by 54.4% to $64.3 million in fiscal 1996 from $41.6 million in fiscal 1995. Personnel costs increased slightly as a percentage of revenues to 22.5% in fiscal 1996 from 22.1% in fiscal 1995, and increased in absolute terms by 49% to $41.6 million due to increased staffing needs associated with the opening of 10 new terminals, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions. Such costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. As the Company has opened new terminals, commissions have generally decreased as a percentage of revenues because commissions are generally not paid until salesmen achieve certain minimum sales levels and managers achieve certain terminal profitability levels. Other selling, general and administrative expenses increased as a percentage of revenues to 12.2% in fiscal 1996 from 10.9% in fiscal 1995, and increased in absolute terms by 65.4% to $22.7 million in fiscal 1996 from $13.7 million in fiscal 1995. In 1996, selling expenses increased by .1% and other general and administrative expenses increased 1.2% compared to 1995. The increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in fiscal year 1996.

         Operating income increased 46.2% to $17.8 million in fiscal 1996 from $12.2 million in fiscal 1995. For those terminals open as of the beginning of fiscal 1995, operating income increased approximately 37.1% to $7.3 million in fiscal 1996 as compared to $5.3 million in fiscal 1995. For purposes of determining the operating income of each terminal, the Company includes an allocation for corporate overhead charges.

         Non-operating income increased to approximately $934,000 in fiscal 1996 from approximately $319,000 in fiscal 1995 due to increased amounts of short-term investments as a result of the cash proceeds from the Company's initial public offering.

         Income before income taxes increased 50.0% to $18.8 million in fiscal 1996 from $12.5 million in fiscal 1995. Provision for income taxes for fiscal 1996 was $6.4 million compared to provision for income taxes of $1.3 million for fiscal 1995. Provision for income tax for fiscal 1996 included federal taxes for the portion of the year following the initial public offering when Eagle became a C corporation. For fiscal 1996 and 1995, provision for income taxes included state income taxes and federal income taxes paid by the Eagle Subsidiaries. Pro forma net income increased 52.9% to $11.5 million in fiscal 1996 from $7.5 million in fiscal 1995. Pro forma net income per share increased 29.4% to $0.66 per share in fiscal 1996 from $0.51 per share in fiscal 1995, even with the significant increase in shares outstanding as a result of the initial public offering.

FISCAL YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994

         Revenues increased 51.5% to $126.2 million in fiscal 1995 from $83.3 million in fiscal 1994 due to increases in the total weight of cargo shipped, resulting primarily from an increase in the number of terminals and an increase in penetration of existing markets. For those terminals open as of the beginning of fiscal 1994, revenues increased 29.1% to $100.1 million in fiscal 1995 as compared to $77.5 million in the prior fiscal year. Revenues for fiscal 1995 were comprised of $120.6 million of forwarding revenues and $5.7 million of local pick-up and delivery revenues. The Company had no local pick-up and delivery operations prior to the beginning of fiscal 1995. Total local pick-up and delivery revenues for the Company's Eagle Freight Services and C&D Freight Services of California subsidiaries for fiscal 1995 were $15.0 million, an amount that includes $9.3 million of inter-company sales to Eagle (which were eliminated upon consolidation) and $5.7 million in services to third party (non-forwarding) customers.

         Cost of transportation decreased as a percentage of revenues to 57.3% in fiscal 1995 from 59.8% in fiscal 1994, although increasing in absolute terms by 45.4% to $72.4 million from $49.8 million. The decrease as a percentage of revenues was primarily attributable to the acquisition and expansion of the Company's local -pick-up and delivery operations and to a lesser extent to increased volume discounts from major carriers. Gross margin increased to 42.7% in fiscal 1995 from 40.2% in fiscal 1994. Gross profit increased 60.6% to $53.8 million in fiscal 1995 from $33.5 million in fiscal 1994.

         Operating expenses decreased as a percentage of revenue to 33.0% in fiscal 1995 from 33.2% in fiscal 1994, but increased in absolute terms by 50.7% to $41.6 million from $27.6 million. Containment of growth in personnel costs was the reason for the improved operating margins, partially offset by the growth in other selling, general and administrative expenses. Personnel costs decreased as a percentage of revenues to 22.1% in fiscal 1995 from 23.0% in fiscal 1994, although increasing in absolute terms to $27.9 million from $19.2 million. The decrease as a percentage of revenues resulted from the Company's restructuring of its compensation system at the end of fiscal 1994 by replacing a portion of compensation previously paid as commissions to managers with grants under the Company's Incentive Plan, discontinuing contributions to the Company's defined contributions money purchase pension plan and reducing bonuses to executive officers. Other selling, general and administrative expenses increased as a percentage of revenues to 10.9% in fiscal 1995 from 10.2% in fiscal 1994, primarily as a result of bad debts in fiscal 1995 related to a bankrupt customer, and increased in absolute terms by 61.2% to $13.7 million from $8.5 million, primarily due to increased operations and an increase in the number of locations.

         Operating income increased 106.8% to $12.2 million in fiscal 1995 from $5.9 million in fiscal 1994. For those terminals open as of the beginning of fiscal 1994, operating income from such terminals increased 38.6% to $5.1 million in fiscal 1995 as compared to $3.7 million in the prior fiscal year.

         Non-operating income increased to $318,663 in fiscal 1995 from $75,885 in fiscal 1994 due to increased amounts of short-term investments.

         Income before income taxes increased 108.3% to $12.5 million (9.7% of revenues) in fiscal 1995 from $6.0 million (7.0% of revenues) in fiscal 1994 as revenues increased at a faster rate than costs. Provision for income taxes for fiscal 1995 was $1,335,000 compared to $492,000 for fiscal 1994 and consisted of charges for state income taxes and for federal income taxes paid by the Eagle Subsidiaries. Pro forma net income increased 111.2% to $7.5 million in fiscal 1995 from $3.6 million in fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments increased $28.0 million to $30.1 million at September 30, 1996 from $2.1 million at September 30, 1995. At September 30, 1996, the Company had working capital of $41.5 million and a current ratio of 2.95 compared to working capital of $6.9 million and a current ratio of 1.48 at September 30, 1995. The Company's working capital has increased primarily as a result of the proceeds of the initial public offering, profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the fiscal year ended September 30, 1996 were approximately $7.2 million. The Company believes that cash flow from operations, its $10 million credit facility and the proceeds from the initial public offering will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

         Other than its initial public offering, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease purchase arrangements. The Company may utilize leasing alternatives for financing the construction of the Houston terminal, warehouse and headquarters facility. The Company has a $10 million revolving credit facility with NationsBank of Texas, N.A. As of September 30, 1996, no amounts were outstanding under this credit facility. The borrowing base under the credit facility is equal to 80% of eligible accounts receivable and was approximately $24.9 million as of October 31, 1996. Borrowings under the credit facility bear interest, at the Company's option, at the bank's prime rate or LIBOR plus an interest margin based on leverage ratios. The credit facility expires and borrowing under the credit facility are due in January 1998. Borrowings under the credit facility are collateralized by substantially all of the Company's inventory and accounts receivable. The credit facility's covenants restrict the incurrence of other debt in an amount exceeding $1 million, include restrictions on liens, investments and acquisitions, require the maintenance of minimum net worth, a fixed charge coverage ratio of 2 to 1 and a leverage ratio not greater than
2.25 to 1 and restrict the payment of dividends to 25% of the Company's cumulative net worth generated after the date of the initial public offering.

         The Company made distributions of cash and/or notes to its pre-IPO shareholders of $2.7 million and $14.6 million during the fiscal years ended September 30, 1996 and 1995, respectively. Prior to the closing of the initial public offering, the Company paid a series of distributions of cash and notes in an amount estimated to equal all of its previously undistributed S Corporation earnings.

         As of September 30, 1996, the Company had outstanding non-qualified stock options to purchase an aggregate of 2,193,127 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $1.25 to $20.25). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the year ended September 30, 1996 of non-qualified stock options to purchase an aggregate of 296,566 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $8.2 million. Assuming an effective tax rate of 40%, the Company expects to realize a tax benefit of approximately $3.4 million; accordingly, the Company recorded such an increase in other current assets and additional paid-in capital pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits for the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1--Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement ( the "1997 Proxy Statement") for its annual meeting of shareholders to be held on February 21, 1997. The 1997 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 1996.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1996.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)(1)   FINANCIAL STATEMENTS

ITEM                                                                        PAGE
----                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED
SEPTEMBER 30, 1996:
 Report of Independent Accountants......................................... F-2
 Consolidated Balance Sheet as of September 30, 1996 and 1995.............. F-3
 Consolidated Statement of Income for the Three Years Ended
   September 30, 1996...................................................... F-4
 Consolidated Statement of Cash Flows for the Three Years Ended
   September 30, 1996...................................................... F-5
 Consolidated Statement of Shareholders' Equity for the Three
   Years Ended September 30, 1996.......................................... F-6
 Notes to Consolidated Financial Statements................................ F-7

         (A)(2)   FINANCIAL STATEMENT SCHEDULES

         All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

         (A)(3) EXHIBITS


Exhibit Number                           Description
--------------                           -----------
    *3.1          Second Amended and Restated Articles of Incorporation of the
                  Company (filed as Exhibit 3.1 to the Company Registration
                  Statement on Form S-1, Registration No. 33-97606, and
                  incorporated herein by reference).

    *3.2 Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company's Registration Statement on Form
                  S-1, Registration No. 33-97606, and incorporated herein by reference).

Exhibit Number                           Description
--------------                           -----------
   *10.1          1994 Long-Term Incentive Plan (filed as Exhibit 10.1 to the
                  Company's Registration Statement on Form S-1, Registration No.
                  33-97606, and incorporated herein by reference).

   *10.2          1995 Non-employee Director Stock Option Plan (filed as Exhibit
                  10.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 33-97606, and incorporated herein by reference).

   *10.3          401(k) Profit Sharing Plan (filed as Exhibit 10.3 to the
                  Company's Registration Statement on Form S-1, Registration No.
                  33-97606, and incorporated herein by reference).

   *10.4          Shareholders' Agreement dated as of October 1, 1994 among the
                  Company and Messrs. Crane, Swannie, Seckel and Roberts (filed as Exhibit 10.4 to the Company's Registration Statement on
                  Form S-1, Registration No. 33-97606, and incorporated herein by reference).

   *10.5 Form of Indemnification Agreement (filed as Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration
                  No. 33-97606, and incorporated herein by reference).

   *10.6          Credit Agreement dated as of October 18, 1995 between the
                  Company and NationsBank of Texas, N.A. (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1,
                  Registration No. 33-97606, and incorporated herein by reference).

    10.7          Employment Agreement dated as of October 1, 1996 between the
                  Company and James R. Crane.

    10.8          Employment Agreement dated as of October 1, 1996 between the
                  Company and Douglas A. Seckel.

    10.9          Employment Agreement dated as of October 1, 1996 between the
                  Company and Donald P. Roberts.

    11.1          Computation of Per Share Earnings

   *21.1          Subsidiaries of the Company (filed as Exhibit 21 to the
                  Company's Registration Statement on Form S-1, Registration No.
                  33-97606, and incorporated herein by reference).

    23.1          Consent of Price Waterhouse LLP

    27.1          Financial Data Schedule

---------------

*        Incorporated by reference as indicated.


         (B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:    December 18, 1996

                                            EAGLE USA AIRFREIGHT, INC.


                                            By:      /s/ Douglas A. Seckel
                                               --------------------------------
                                                     Douglas A. Seckel
                                                     Chief Financial Officer,
                                                     Secretary and Treasurer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Name                        Capacity                        Date
              ----                        --------                        ----
/s/     James R. Crane      Chairman, President and Chief           December 18, 1996
-------------------------   Executive Officer
        James R. Crane      (Principal Executive Officer)

/s/    Donald P. Roberts    Chief Marketing Officer and Director    December 18, 1996
-------------------------
       Donald P. Roberts

/s/    Douglas A. Seckel    Chief Financial Officer, Secretary      December 18, 1996
-------------------------   and Treasurer and Director (Principal
       Douglas A. Seckel    Financial and Accounting Officer)

/s/    Daniel S. Swannie                Director                    December 18, 1996
-------------------------
       Daniel S. Swannie


/s/    Neil E. Kelley                   Director                    December 18, 1996
-------------------------
       Neil E. Kelley

/s/ William P. O'Connell                Director                    December 18, 1996
-------------------------
    William P. O'Connell

/s/    Frank J. Hevrdejs                Director                    December 18, 1996
-------------------------
       Frank J. Hevrdejs

                      EAGLE USA AIRFREIGHT, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1996, 1995 AND 1994

                           EAGLE USA AIRFREIGHT, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Report of Independent Accountants.........................................   F-2

Consolidated Balance Sheet as of September 30, 1996 and 1995..............   F-3

Consolidated Statement of Income for the Three Years Ended
  September 30, 1996......................................................   F-4

Consolidated Statement of Cash Flows for the Three Years
  Ended September 30, 1996................................................   F-5

Consolidated Statement of Shareholders' Equity for the Three Years
  Ended September 30, 1996................................................   F-6

Notes to Consolidated Financial Statements................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Eagle USA Airfreight, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Eagle USA Airfreight, Inc. and its subsidiaries at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Houston, Texas
November 22, 1996

                           EAGLE USA AIRFREIGHT, INC.


                           CONSOLIDATED BALANCE SHEET



                                                                      September 30,
                                                                 ----------------------
                                                                   1996           1995
                                                                 ---------      --------
                           Assets                           (in thousands, except par values)

Current assets:
   Cash and cash equivalents                                     $  26,696      $    179
   Short-term investments                                            3,409         1,927
   Accounts receivable - trade, net of allowance for doubtful
     accounts of $363 and  $461, respectively                       30,379        17,394
   Prepaid expenses and other                                        2,290         1,647
                                                                 ---------      --------
        Total current assets                                        62,774        21,147
Property and equipment, net                                          8,333         2,171
Other assets                                                           622         1,150
                                                                 ---------      --------

                                                                 $  71,729      $ 24,468
                                                                 =========      ========
                  Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable - trade                                      $   2,459      $    950
   Accrued transportation costs                                     10,818         7,304
   Accrued compensation and employee benefits                        6,821         4,573
   Other accrued liabilities                                         1,189         1,355
   Current portion of long-term indebtedness                                         113
                                                                 ---------      --------
        Total current liabilities                                   21,287        14,295
                                                                 ---------      --------
Long-term indebtedness (including related party
  amounts of $8,209 in 1995)                                                       8,474
                                                                 ---------      --------
Shareholders' equity:
   Preferred stock, $0.001 par value, 10,000 shares authorized
   Common stock, $0.001 par value, 30,000 shares authorized,
     17,492 and 6,000 shares issued and outstanding (Note 9)            17             6
   Additional paid-in capital                                       39,124           108
   Retained earnings                                                11,301         1,585
                                                                 ---------      --------
                                                                    50,442         1,699
                                                                 ---------      --------
Commitments and contingencies (Note 12)
                                                                 ---------      --------
                                                                 $  71,729      $ 24,468
                                                                 =========      ========



         The accompanying notes are an integral part of this statement.
                                      F-3

                           EAGLE USA AIRFREIGHT, INC.


                        CONSOLIDATED STATEMENT OF INCOME


                                                        Year ended September 30,
                                            -----------------------------------------------
                                                 1996             1995             1994
                                                 ----             ----             ----
                                                  (in thousands, except per share data)

Revenues                                    $    185,445     $     126,214     $     83,276
Cost of transportation                           103,312            72,366           49,764
                                            ------------     -------------     ------------
                                                  82,133            53,848           33,512
                                            ------------     -------------     ------------
Operating expenses:
Personnel costs                                   41,619            27,939           19,165
Other selling, general and administrative
  expenses                                        22,665            13,704            8,461
                                            ------------     -------------     ------------
                                                  64,284            41,643           27,626
                                            ------------     -------------     ------------
Operating income                                  17,849            12,205            5,886
Interest income                                    1,079               335               81
Interest expense                                    (145)              (16)              (5)
                                            ------------     -------------     ------------
Income before provision for income taxes          18,783            12,524            5,962
Provision for income taxes                         6,357             1,335              492
                                            ------------     -------------     ------------

Net income                                  $     12,426     $      11,189     $      5,470
                                            ============     =============     ============

Pro forma information:
   Net - income as reported                 $     12,426     $      11,189     $      5,470
   Pro forma charge in lieu of income
     taxes (Note 4)                                  945             3,682            1,916
                                            ------------     -------------     ------------

Pro forma net income                        $     11,481     $       7,507     $      3,554
                                            ============     =============     ============

Weighted average common shares
  outstanding                                     17,521            14,782
                                            ============     =============

Pro forma net income per share (Note 1)     $       0.66     $        0.51
                                            ============     =============



         The accompanying notes are an integral part of this statement.

                          EAGLE USA AIRFREIGHT, INC.


                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Year ended September 30,
                                                    -----------------------------------
                                                      1996         1995         1994
                                                    ---------    ---------    ---------
                                                               (in thousands)
Cash flows from operating activities:
   Cash received from customers                     $ 172,461    $ 121,914    $  77,901
   Cash paid to carriers, suppliers and
     employees                                       (158,483)    (112,471)     (73,259)
   Interest received                                      968          284           81
   Interest paid                                         (145)         (16)          (5)
   Income taxes paid                                   (3,954)      (1,150)        (358)
                                                    ---------    ---------    ---------
        Net cash provided by operating activities      10,847        8,561        4,360
                                                    ---------    ---------    ---------
Cash flows from investing activities:
   Purchase of investments                            (27,714)     (10,324)      (1,781)
   Maturity of investments                             26,232       10,056          123
   Acquisition of property and equipment               (7,189)      (1,703)        (830)
   Disposition of property and equipment                   72            7           10
   Acquisition of subsidiaries (Note 7)                               (139)
   Increase in other assets                              (300)
   Advances to affiliates                                             (737)
   Advances to shareholders and employees                 (67)        (684)
   Repayments from affiliates                             737          563
                                                    ---------    ---------    ---------
        Net cash used by investing activities          (8,229)      (2,961)      (2,478)
                                                    ---------    ---------    ---------
Cash flows from financing activities:
   Payments on indebtedness                            (2,178)        (277)         (61)
   Proceeds from indebtedness                           1,800          613
   Issuance of common stock, net of related costs      34,559
   Proceeds from exercise of stock options                628
   Payments on shareholder distribution notes          (8,209)
   Distributions to shareholders                       (2,701)      (6,420)      (2,471)
                                                    ---------    ---------    ---------
        Net cash (used) provided  by
          financing activities                         23,899       (6,084)      (2,532)
                                                    ---------    ---------    ---------
Net increase (decrease) in cash and
  cash equivalents                                     26,517         (484)        (650)
Cash and cash equivalents, beginning of year              179          663        1,313
                                                    ---------    ---------    ---------

Cash and cash equivalents, end of year              $  26,696    $     179    $     663
                                                    =========    =========    =========





         The accompanying notes are an integral part of this statement.

                          EAGLE USA AIRFREIGHT, INC.


                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)





                                    Common stock     Additional
                                 -----------------    paid-in    Retained
                                 Shares     Amount    capital    earnings    Total
                                 ------     ------   ----------  --------    -----
Balance at September 30, 1993     6,000    $     6               $ 2,026    $ 2,032
Distributions to shareholder                                      (2,471)    (2,471)
Net income                                                         5,470      5,470
                                 ------    -------    --------   -------    -------
Balance at September 30, 1994     6,000          6                 5,025      5,031
Distributions to shareholder                                      (6,420)    (6,420)
Special distribution                                              (8,209)    (8,209)
Combination of principal
  shareholder's interest in
  the Company's majority-
  owned subsidiaries                                  $    108                  108
Net income                                                         11,189    11,189
                                 ------    -------    --------    -------   -------
Balance at September 30, 1995     6,000          6         108      1,585     1,699
Issuance of common stock to
  majority shareholder for
  acquisition of subsidiaries
  (Note 7)                          223
Issuance of common stock,
  net of related costs (Note 5)   2,300          2      34,557                34,559
Distributions to shareholders                                      (2,701)    (2,701)
Conversion from S Corporation
  to C Corporation (Note 4)                                457                  457
Exercise of stock options           296                    628                  628
Tax benefit from exercise
  of stock options                                       3,374                3,374
Two-for-one stock split
  (issuance of 8,673 shares
  of common stock) (Note 9)       8,673          9                     (9)
Net income                                                         12,426    12,426
                                 ------    -------    --------    -------   -------

Balance at September 30, 1996    17,492    $    17    $ 39,124    $11,301   $50,442
                                 ======    =======    ========    =======   =======




         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUES AND PER SHARE AMOUNTS)



NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING
POLICIES:

Eagle USA Airfreight, Inc. (the Company) was organized in 1984 to provide ground and air freight forwarding services. The Company maintains operating facilities throughout the United States. The Company operates in one principal industry segment.

Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of Eagle USA Airfreight, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

Revenue and expense recognition

Revenues and expenses related to the transportation of freight are recognized at the time the freight departs the terminal of origin. This method approximates recognizing revenues and expenses when the shipment is completed.

Short-term investments

The Company had short-term investments in U.S. Treasury Bills with a carrying value of $1,927 at September 30, 1995. At September 30, 1996, the Company had short-term investments in U.S. Treasury Bills and Tax Exempt Municipal Bonds with a carrying value of $3,409. Securities with a carrying value of $3,229 at September 30, 1996 mature in less than one year, securities with a carrying value of $180 mature within three years. Such investments are "available for sale", since the Company has the intent to utilize the funds as needed. The investments are stated at amortized cost, which approximated market. Accordingly, no unrealized holding gains or losses have been recorded by the Company as of September 30, 1996. The Company's short-term investments in U.S. Treasury Bills at September 30, 1995 matured during fiscal 1996 with no gain or loss recognized.

Property and equipment

Property and equipment is stated at cost. Property and equipment is depreciated using the straight line method over its estimated useful life. Assets subject to capital leases are amortized using the straight line method over the terms of the leases or the lives of the assets, if shorter.

Income taxes

The provision for income taxes is computed based upon the pretax income included in the consolidated statement of income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Prior to the Company's initial public offering, the Company had elected to be treated as an S Corporation for federal income tax purposes. Accordingly, all income tax liability was the responsibility of the shareholders. As certain states do not recognize S Corporation status, the Company remained subject to income taxation in those jurisdictions. Effective December 4, 1995, the Company's S Corporation status was terminated and the Company became liable for federal and state income taxes since that date.

Cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Accounting for stock-based compensation

The Company has not elected early adoption of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation". FAS 123 will be adopted and implemented by the Company effective October 1, 1996, and will not have a material effect on the Company's consolidated financial position or operating results. Upon adoption of FAS 123, the Company will continue to measure compensation expense for its stock-based employee compensation plans using the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Impairment of assets

The Company has not elected early adoption of Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Assets to be Disposed Of ". FAS 121 will be adopted and implemented by the Company effective October 1, 1996. The Company does not believe that the adoption of FAS 121 will have a material effect on the Company's financial position or results of operations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Pro forma net income per share

Pro forma net income per share is computed by using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options less the number of shares that could have been repurchased with the exercise proceeds and related tax benefits using the treasury stock method.

For purposes of the pro forma net income per share computation, the two-for-one stock split and the shares issued to the Company's Chairman of the Board in connection with the acquisition of his interests in the Company's subsidiaries have been treated as if they had been effective and outstanding as of the beginning of each period presented.

The number of shares used in the computation were determined as follows:

                                                                   Year ended
                                                                   September 30,
                                                                  --------------
                                                                  1996      1995
                                                                  ----      ----
Weighted average number of common shares outstanding             16,234   12,000
Common stock equivalents                                            939    1,243
Effect of shares issued to the Company's Chairman of the Board       82      446
Number of shares sold by the Company that would have been
  necessary to fund pre-IPO S Corporation distributions             266    1,093
                                                                 ------   ------

                                                                 17,521   14,782
                                                                 ======   ======


Historical earnings per share is not provided for any of the periods presented as such inclusion is not considered to be meaningful.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments and trade receivables. The Company places its temporary cash investments in short-term federal government securities which are guaranteed by the U.S.
government and tax-exempt municipal bonds.

The Company provides services to customers in diverse industries located primarily in the United States. All sales are denominated in the U.S. dollar. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. One customer accounted for approximately 13.5% of revenue in fiscal 1995. No customer represented 10% or more of revenues during fiscal 1996. The Company performs ongoing credit evaluations of its customers to minimize credit risk.

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at September 30:

                                      Estimated
                                     useful lives        1996          1995
                                     ------------        ----          ----
Computer equipment, software and
  other equipment                       5-7 years      $  7,000      $  2,504
Vehicles                                3-5 years         1,897           531
Furniture and fixtures                  5-7 years           679           442
Land                                                        731
Leasehold improvements                 lease terms          706           350
                                                       --------      --------
                                                         11,013         3,827
Less - accumulated depreciation
 and amortization                                        (2,680)       (1,656)
                                                       --------      --------

                                                       $  8,333      $  2,171
                                                       ========      ========

Computer equipment and software includes $2,594 at September 30, 1996 related to new information systems for which depreciation and amortization are expected to begin in December 1996.

NOTE 3 - LONG-TERM DEBT:

As of September 30, 1996, the Company had no indebtedness outstanding. Indebtedness was comprised of the following at September 30, 1995:

Special distribution note to shareholders, interest at 7 1/2%,
  paid in December 1995                                               $8,209

Equipment note payable to a bank, interest is payable at
  prime, secured by equipment, paid in December 1995                     363

Other                                                                     15
                                                                      ------
                                                                       8,587
Less - current portion                                                   113
                                                                      ------

                                                                      $8,474
                                                                      ======

On October 18, 1995 the Company obtained a $10,000 revolving line of credit facility from a bank. The facility bears interest at variable rates tied to a bank LIBOR rate, matures in January 1998 and is secured by accounts receivable. The Company may borrow up to 80% of eligible accounts receivable, must maintain certain financial ratios and may not declare dividends in excess of 25% of cumulative net worth generated subsequent to the Company's initial public offering. The facility is guaranteed by certain of the Company's subsidiaries. During fiscal year 1996, the Company borrowed $1,800 pursuant to such facility. A portion of the proceeds from the initial public offering were used to repay this indebtedness. No amount is outstanding under the facility at September 30, 1996.

NOTE 4 - INCOME TAXES:

Effective October 1, 1992, the Company elected to be treated as an S Corporation for federal income tax purposes. Accordingly, no federal income tax expense was recorded for the Company for the years ended September 30, 1994 and 1995 because operating results are reported in the individual income tax returns of the shareholders. As certain states do not recognize S Corporation status, the Company was subject to income taxation in those jurisdictions. The federal income tax expense recorded in the year ended September 30, 1995 relates to the separate company income generated by the Company's subsidiaries, which are all C Corporations for federal income tax purposes. The Company became a C Corporation in December 1995 as a result of the public offering.

The Company's income tax provision was comprised of the following for the years ended September 30:

                                        1996              1995             1994
                                        ----              ----             ----
Current:
    State                             $ 1,152          $   941          $   492
    Federal                             5,129              468
                                      -------          -------          -------
                                        6,281            1,409              492
                                      -------          -------          -------
Deferred:
    State                                  11              (67)
    Federal                                65               (7)
                                      -------          -------          -------
                                           76              (74)
                                      -------          -------          -------

Total                                 $ 6,357          $ 1,335          $   492
                                      =======          =======          =======

A reconciliation of the federal statutory tax rate and the Company's provision for income taxes is as follows for the years ended September 30:

                                              1996       1995       1994
                                              -----      ----       ----
         Income taxes at the federal
           statutory rate                    $ 6,386    $ 4,258    $ 2,027
         Tax exempt income                      (130)
         Nondeductible items                     245        216         56
         State income taxes                    1,163        874        492
         S Corporation taxation benefit       (1,307)    (4,013)    (2,083)
                                             -------    -------    -------

         Provision for income taxes          $ 6,357    $ 1,335    $   492
                                             =======    =======    =======


Deferred tax assets and liabilities as of September 30, 1996 and 1995 were comprised of the following:

                                                1996       1995
                                                ----       ----
         Assets:
          Bad debt expense                   $    150     $    28
          Amortization                             34           7
          Accruals and other                      414          39
                                             --------     -------
                                                  598          74
                                             --------     -------
         Liabilities:
          Depreciation                           (141)
                                             --------     -------
                                                 (141)
                                             --------     -------
                                             $    457     $    74
                                             ========     =======


Shortly prior to the consummation of the Company's initial public offering in December 1995, the Company's S Corporation status was terminated. Accordingly, the Company became liable for federal income taxes on taxable income generated prospectively from cumulative temporary differences between income for financial and tax reporting purposes at the date of the termination. At that time, the Company recorded a net deferred tax asset and a credit to additional paid-in capital to recognize the effects under FAS 109 of its conversion to C Corporation status. The Company has agreed to indemnify its shareholders for any potential losses with respect to additional taxes (including interest, penalties and legal fees) resulting from the Company's operations during periods in which it was an S Corporation.

NOTE 5 - PUBLIC OFFERING:

On December 6, 1995, the Company completed an underwritten public offering of 2,000 shares of common stock at a price to the public of $16.50 per share. In connection with the offering, the underwriters fully exercised an over-allotment option of 300 shares. Proceeds to the Company after deducting underwriting discounts, commissions and offering costs were approximately $34,559. Such proceeds have and may continue to be used for general corporate purposes, including acquisitions and working capital.

NOTE 6 - BENEFIT PLANS AND STOCK PLANS:

Defined Contribution Plans

The Company maintains a 401(K) profit sharing plan for its employees. During fiscal 1996, 1995 and 1994, the Company elected to match employee contributions up to 5% of compensation. In addition, the Company has agreed to permit employees to contribute certain bonuses, up to the maximum allowable, to their 401(K) accounts. Such employee contributions, if made, are also matched by the Company. During fiscal 1996, 1995 and 1994 the Company made contributions of $970, $513 and $292, respectively.

The Company also sponsored a defined contribution money purchase plan. The Company's contribution was an amount equal to 4.3% of each participant's annual compensation in addition to 4.3% of compensation in excess of the social security wage base. During fiscal 1994, the Company contributed $570 to the money purchase plan. The Company elected to discontinue its defined contribution money purchase plan effective October 1, 1994.

Stock Option Plans

In September 1994, the Board adopted the Eagle USA Airfreight, Inc. 1994 Long-Term Incentive Plan (the 1994 Plan) whereby certain employees may be granted options, appreciation rights or awards related to the Company's common stock.

Each option has been granted at an exercise price equal to the fair market value of the common stock on the date of grant. The options generally vest ratably over a five-year or seven-year period from the date of issuance (or 100% upon death). The Company has no obligation to repurchase the options granted. Vested options terminate seven years from the date of grant.

Additional awards may be granted under the 1994 Plan in the form of cash, stock or stock appreciation rights. The stock appreciation right awards may consist of the right to receive payment in cash or common stock. Any award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives.

On September 29, 1995, the Board adopted the Eagle USA Airfreight, Inc. 1995 Nonemployee Director Stock Option Plan (the Director Plan), whereby the Company may grant stock options to purchase up to 200 shares of common stock to its nonemployee directors at the fair market price on the date of grant. The Board has authorized 3,100 shares to be available for grant pursuant to the 1994 Plan.

As of September 30, 1996, options to purchase 2,193 shares of common stock of the Company under both plans were outstanding as follows:

                                                                  Exercise
                                                                   price
                                                     Options     per share
                                                     -------    -----------
         Granted September 1994                          895    $    2.50
                                                    --------

         Outstanding at September 30, 1994               895         2.50
         Forfeited during 1995                           (55)        2.50
         Granted during 1995                               5         8.00
                                                    --------

         Outstanding at September 30, 1995               845      2.50 -  8.00

         Granted prior to stock split                    535     16.50 - 37.50
         Effect of stock split (Note 9)                1,237      1.25 - 18.75
         Granted                                          22     19.25 - 20.25
         Forfeited                                      (149)        1.25
         Exercised                                      (297)     1.25 -  8.25
                                                    --------
         Outstanding at September 30, 1996             2,193      1.25 - 20.25
                                                    ========

         Shares available for grant at end of year       467
                                                    ========

         Options vested at end of year                   234
                                                    ========

The two-for-one stock split resulted in the issuance of an additional option for each one outstanding and a 50% reduction in the exercise price for all outstanding options (Note 9).

NOTE 7 - RELATED PARTY TRANSACTIONS:

Effective, October 1, 1994, the Company acquired 50% of the common stock of Eagle Freight Services, Inc. (EFS), formerly C&D Freight Services, Inc., and C&D Freight Services of California, Inc. (C&D) for an aggregate purchase price of $250 in cash. Effective January 1, 1995, the Company acquired 50% of
Freight Services Management, Inc. (FSMI) for a nominal amount. The acquisitions were accounted for as purchases. Shortly before the closing of the initial public offering in December 1995, the Company acquired the remaining 50% of EFS, C&D and FSMI from the principal shareholder. The operating results of such subsidiaries have been consolidated with the Company since October 1, 1994 as if the Company owned 100% of these entities. The Company's results of operations for fiscal 1994 would not have varied materially from actual results had the subsidiaries been consolidated during fiscal 1994. EFS and C&D provide same-day local delivery and distribution management services. FSMI provides outsourcing of logistics and delivery management services to certain customers of the Company.

During fiscal 1995, the Company and its principal shareholder formed Eagle USA Transportation Services, Inc. (ETSI), to provide truck brokerage services principally to the Company, and Eagle USA Import Brokers, Inc. (EIBI), to provide certain customs brokerage services in connection with the Company's international shipments. The Company owned 70% of ETSI and EIBI while the Company's principal shareholder owned the remaining 30% interests. Effective as of the dates of formation of ETSI and EIBI, the Company's consolidated accounts include the accounts of ETSI and EIBI as if they were wholly owned since the Company controls ETSI and EIBI. The Company acquired the remaining 30% interests of ETSI and EIBI from the principal shareholder shortly before the closing of the initial public offering of common stock, in exchange for shares of common stock of the Company.

The Company issued 223 pre-split shares of common stock to its principal shareholder to affect 100% ownership of these subsidiaries.

The Company was provided computer services by an affiliate during fiscal 1994. The cost of these services was $166 during the fiscal year ended 1994. The affiliate became inactive during fiscal 1994. During fiscal 1994, the Company recognized expense of $2,666, for ground transportation and local pickup and delivery services provided by C&D Freight Services, Inc.

On October 1, 1994, the Company's principal shareholder sold a portion of his shares of the Company to certain officers of the Company.

The Company leases an aircraft owned by an entity that is 50% owned by the principal shareholder (100% owned in 1995) at a rate of $1.4 per hour for actual usage. Total lease expense during fiscal 1996 and 1995 related to the aircraft was $72 and $77, respectively.

NOTE 8 - LEASES:

The Company has a number of operating lease agreements, principally for office space and freight operation facilities. These leases are noncancelable and expire on various dates through 2002. Following is a summary of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year:


                 Year ended
                September 30,
                -------------
                     1997                                $ 3,663
                     1998                                  3,114
                     1999                                  2,095
                     2000                                  1,252
                     Thereafter                              742
                                                         -------

                                                         $10,866
                                                         =======

Rent expense under all noncancelable operating leases during 1996, 1995 and 1994 was $3,062, $1,877 and $1,246, respectively.

NOTE 9 - SHAREHOLDERS' EQUITY:

On September 29, 1995, the Company's shareholders authorized the issuance of up to 10,000 shares of Preferred Stock, par $0.001. No shares have been issued. The shareholders also authorized an increase in the number of common shares to 30,000 common shares.

On July 8, 1996, the Board authorized a two-for-one stock split, effected in the form of a stock dividend, payable August 1, 1996 to shareholders of record on July 24, 1996. All references in the financial statements to earnings per share information have been retroactively restated to reflect the split. The stock split resulted in the issuance of approximately 8,673 new shares of common stock and a reclassification of $9 from retained earnings to common stock representing the par value of the shares issued.

As of September 30, 1996, the Company had outstanding nonqualified stock options to purchase an aggregate of 2,193 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $1.25 to $20.25 per share). At the time a nonqualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of the exercises for the year ended September 30, 1996 of nonqualified stock options to purchase an aggregate of 296 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $8,200. Assuming an effective tax rate of 40%, the Company realized a tax benefit of approximately $3,373; accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable pursuant to the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Any exercises of nonqualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

NOTE 10 - STATEMENT OF CASH FLOWS:

Following is a reconciliation of net income to net cash provided by operating activities for the years ended September 30:

                                                             1996          1995        1994
                                                             ----          ----        ----
Reconciliation of net income to net cash provided by
  operating activities:-
   Net income                                              $ 12,426     $ 11,189    $  5,470
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for bad debts                                      743          758         479
   Depreciation and amortization                              1,124          700         383
   Deferred income tax expense (benefit)                         76          (74)
   Change in assets and liabilities, net:
      Trade accounts receivable                             (13,727)      (5,109)     (5,629)
      Prepaid expenses and other assets                        (272)        (720)       (132)
      Accounts payable and other accrued liabilities         10,477        1,817       3,789
                                                           --------     --------    --------

        Net cash provided by operating
          activities                                       $ 10,847     $  8,561    $  4,360
                                                           ========     ========    ========


Supplemental information on noncash investing and financing activities:

   A note receivable from shareholder of $220 was reduced through a shareholder distribution in fiscal 1994.

   Dividends of $8,209 were declared in fiscal 1995 in the form of Special Distribution Notes.

   The exercise of employee stock options resulted in a reduction of the Company's tax liability and an increase in its additional paid-in capital of $3,374.

   A 2-for-1 stock split was paid on August 1, 1996 and resulted in a charge of $9 to common stock and retained earnings.

   The conversion from S Corporation resulted in the establishment of $457 of deferred tax asset and an increase in additional paid-in capital.

   NOTE 11 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

   The following is a summary of the Company's unaudited quarterly financial information for the years ended September 30, 1996 and 1995.

                                                       Quarter Ended,
                                 --------------------------------------------------------------
                                 December 31,       March 31,      June 30,       September 30,
                                     1995             1996          1996              1996
                                 -----------      -----------    -----------      ------------
   Revenues                      $    40,698      $    39,051    $    48,240      $    57,456
   Operating income                    4,259            3,330          4,515            5,745
   Income before provision for
     income taxes                      4,291            3,625          4,805            6,062
   Pro forma net income (1)            2,543            2,106          3,114            3,718
   Pro forma net income per
     share (2)                          0.16             0.11           0.17             0.20

                                                       Quarter Ended,
                                 --------------------------------------------------------------
                                 December 31,       March 31,      June 30,       September 30,
                                     1994             1995           1995             1995
                                 -----------      -----------    -----------      ------------
   Revenues                      $    30,605      $    28,456    $     32,547     $    34,606
   Operating income                    4,010            2,384           3,050           2,761
   Income before provision for
     income taxes                      4,036            2,427           3,153           2,908
   Pro forma net income (1)            2,450            1,422           1,787           1,848
   Pro forma net income per
     share (2)                          0.18             0.10            0.12            0.12


(1) As a result of the initial public offering, Eagle USA's status as an S Corporation terminated effective December 4, 1995. Pro forma net income used to compute pro forma net income per share for the first quarter of fiscal 1996 and for each of the four quarters in fiscal 1995, reflected the incremental estimated federal tax provision that would have been reported had Eagle USA been a C-Corporation during these periods. Pro forma and actual net income do not vary for the last three quarters of fiscal 1996.

(2) Quarterly pro forma net income per share is computed using the method outlined in Note 1.

NOTE 12 - COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is a party to various legal claims and proceedings arising in the ordinary course of business. The Company is not currently a party to any material litigation and is not aware of any litigation threatened against it that could have a material effect on its business.

The Company has agreed to indemnify its shareholders for any possible tax contingencies relating to years during which the Company was an S Corporation.

                                 EXHIBIT INDEX

   Exhibit Number                                                Description
   --------------                                                -----------
         *3.1          Second Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company Registration Statement on Form S-1, Registration No. 33-97606, and incorporated herein by reference).

         *3.2          Amended and Restated Bylaws of the Company, as amended (filed as Exhibit 3.2 to the Company's
                       Registration Statement on Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        *10.1          1994 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Company's Registration Statement
                       on Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        *10.2          1995 Non-employee Director Stock Option Plan (filed as Exhibit 10.2 to the Company's
                       Registration Statement on Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        *10.3          401(k) Profit Sharing Plan (filed as Exhibit 10.3 to the Company's Registration Statement on
                       Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        *10.4          Shareholders' Agreement dated as of October 1, 1994 among the Company and Messrs. Crane,
                       Swannie, Seckel and Roberts (filed as Exhibit 10.4 to the Company's Registration Statement on
                       Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        *10.5          Form of Indemnification Agreement (filed as Exhibit 10.6 to the Company's Registration
                       Statement on Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        *10.6          Credit Agreement dated as of October 18, 1995 between the Company and NationsBank of Texas,
                       N.A. (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration
                       No. 33-97606, and incorporated herein by reference).

         10.7          Employment Agreement dated as of October 1, 1996 between the Company and James R. Crane.

         10.8          Employment Agreement dated as of October 1, 1996 between the Company and Douglas A. Seckel.

         10.9          Employment Agreement dated as of October 1, 1996 between the Company and Donald P. Roberts.

         11.1          Computation of Per Share Earnings

        *21.1          Subsidiaries of the Company (filed as Exhibit  21 to the  Company's Registration Statement on
                       Form S-1, Registration No. 33-97606, and incorporated herein by reference).

         23.1          Consent of Price Waterhouse LLP

         27.1          Financial Data Schedule

---------------------------------------
*        Incorporated by reference as indicated.