Form 10-Q
period 1996-12-31
EAGLE USA AIRFREIGHT INC
filed 1997-02-14
CIK 1001718

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1996
                                       or
[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from _________ to
        _________

                         COMMISSION FILE NUMBER 0-27288

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

                       TEXAS                                                        76-0094895
     ---------------------------------------------------            --------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)            (I.R.S. Employer Identification Number)


                                           3214 LODESTAR, HOUSTON, TEXAS 77032
                                                       (281) 821-0300
------------------------------------------------------------------------------------------------------------------------
 (Address of Principal Executive Offices, Including Registrant's Zip Code, and Telephone Number, Including Area Code)

                                                           NONE
                     --------------------------------------------------------------------------------
                     Former Name, Former Address and former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    -----

The number of shares of the registrant's common stock as of February 10, 1997:
17,609,285 shares.


================================================================================

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q

                                                                                                                      PAGE

PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheet as of      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
    December 31, 1996 and September 30, 1996 (unaudited)

  Condensed Consolidated Statement of Income for the Three  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
   Months ended December 31, 1996 and 1995 (unaudited)

  Condensed Consolidated Statement of Cash Flows for  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
    the Three Months ended December 31, 1996 and 1995 (unaudited)

  Condensed Consolidated Statement of Shareholders'   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6
    Equity for the Three Months ended December 31, 1996 (unaudited)

  Notes to Condensed Consolidated Financial Statements (unaudited)  . . . . . . . . . . . . . . . . . . . . . . . . .   7


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

PART II.   OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                          December 31,        September 30,
                                                                              1996                 1996
                                                                        ----------------      ---------------
                            Assets
                            ------
Current assets:
   Cash and cash equivalents                                             $        21,571       $       26,696
   Short-term investments                                                          7,362                3,409
   Accounts receivable - trade, net                                               38,313               30,379
   Prepaid expenses and other                                                      1,530                2,290
                                                                         ---------------       --------------
          Total current assets                                                    68,776               62,774
Property and equipment, net                                                        9,958                8,333
Other assets                                                                         635                  622
                                                                         ---------------       --------------
                                                                         $        79,369       $       71,729
                                                                         ===============       ==============
             Liabilities and Shareholders' Equity
             ------------------------------------

Current liabilities:
   Accounts payable - trade                                              $         2,705       $        2,459
   Accrued transportation costs                                                   12,026               10,818
   Other current liabilities                                                       8,787                8,010
                                                                         ---------------       --------------
          Total current liabilities                                               23,518               21,287
                                                                         ---------------       --------------

Long-term indebtedness
                                                                         ---------------       --------------

Shareholders' equity:
   Preferred Stock, $0.001 par value, 10,000 shares
     authorized
   Common stock, $0.001 par value, 30,000 shares
     authorized, 17,570 and 17,492 shares issued                                      18                   17
   Additional paid-in capital                                                     40,018               39,124
   Retained earnings                                                              15,815               11,301
                                                                         ---------------       --------------
                                                                                  55,851               50,442
                                                                         ---------------       --------------
                                                                         $        79,369       $       71,729
                                                                         ===============       ==============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   Three Months Ended
                                                                                      December 31,
                                                                             ------------------------------
                                                                                  1996              1995
                                                                             -------------    -------------
Revenues                                                                     $     67,586     $      40,698
Cost of transportation                                                             38,071            23,129
                                                                             ------------     -------------
                                                                                   29,515            17,569
                                                                             ------------     -------------
Operating expenses:
   Personnel costs                                                                 14,288             8,627
   Other selling, general and administrative expenses                               8,029             4,683
                                                                             ------------     -------------
                                                                                   22,317            13,310
                                                                             ------------     -------------
Operating income                                                                    7,198             4,259
                                                                             ------------     -------------
Interest income                                                                       273               163
Interest expense                                                                                       (131)
                                                                             ------------     --------------
Nonoperating income                                                                   273                32
                                                                             ------------     -------------
Income before provision for income taxes                                            7,471             4,291
Provision for income taxes                                                          2,957               803
                                                                             ------------     -------------

Net income                                                                   $      4,514     $       3,488
                                                                             ============     =============

Pro forma information:
   Net income - as reported                                                                   $       3,488
   Pro forma charge in lieu of income taxes (Note 2)                                                    945
                                                                                              -------------

   Pro forma net income                                                                       $       2,543
                                                                                              =============

   Weighted average common and common equivalent
      shares outstanding                                                           18,468            16,148
                                                                             ============     =============

   Net income per share (Note 3)                                             $       0.24     $        0.16
                                                                             ============     =============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      Three Months Ended
                                                                                            December 31,
                                                                               --------------------------------
                                                                                 1996                1995
                                                                               ----------       ---------------
Cash flows from operating activities                                            $      724      $          638
                                                                               -----------      --------------
Cash flows from investing activities:
   Purchase of investments                                                          (3,953)             (4,991)
   Maturity of investments                                                                               2,485
   Acquisition of property and equipment, net                                       (2,002)             (2,489)
   Repayment of advances to shareholders                                                                   704
                                                                               -----------      --------------
         Net cash used by investing activities                                      (5,955)             (4,291)
                                                                               -----------      --------------
Cash flows from financing activities:
   Payments on indebtedness                                                                             (2,068)
   Proceeds from indebtedness                                                                            1,800
   Issuance of common stock, net of related costs                                                       34,592
   Proceeds from exercise of stock options                                             106
   Payments on shareholder distribution notes                                                           (8,209)
   Distributions to shareholders                                                                        (2,000)
                                                                               -----------      --------------
         Net cash provided by financing activities                                     106              24,115
                                                                               -----------      --------------
Net increase (decrease) in cash and cash equivalents                                (5,125)             20,462
Cash and cash equivalents, beginning of period                                      26,696                 179
                                                                               -----------      --------------

Cash and cash equivalents, end of period                                       $    21,571      $       20,641
                                                                               ===========      ==============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                    COMMON STOCK                ADDITIONAL
                                           ------------------------------        PAID-IN        RETAINED
                                               SHARES          AMOUNT            CAPITAL        EARNINGS         TOTAL
                                               ------          ------        -------------    -------------     --------
Balance at September 30, 1996                      17,492   $          17    $      39,124    $      11,301     $ 50,442

Exercise of stock options                              78               1              105                           106

Tax benefit from exercise of stock

options                                                                                789                           789

Net income                                                                                            4,514        4,514
                                           --------------   -------------    -------------    -------------      -------


Balance at December 31, 1996                       17,570   $          18    $      40,018    $      15,815      $55,851
                                           ==============   =============    =============    =============      =======



      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at December 31, 1996 and the results of its operations for the three months ended December 31, 1996 and 1995. Results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

NOTE 1-  ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

         Eagle USA Airfreight, Inc. (the Company) was organized in 1984 to provide ground and air freight forwarding services. The Company maintains operating facilities throughout the United States and one recently opened facility in Canada. The Company operates in one principal industry segment.

         On December 6, 1995, the Company completed an underwritten initial public offering (the IPO) of 2,000 (pre split) shares of common stock at a price to the public of $16.50 (pre split) per share. In connection with the offering, the underwriters fully exercised an over-allotment option of 300 (pre split) shares. Proceeds to the Company after deducting underwriting discounts, commissions and offering costs were approximately $34,559. A portion of the proceeds were used to retire debt and make distributions to shareholders. The remaining proceeds have and may continue to be used for general corporate purposes, including acquisitions and working capital.

         Also in connection with the initial public offering, the Company acquired from its Chairman of the Board the interests of Eagle Freight Services, Inc., C&D Freight Services of California, Inc., Eagle USA Transportation Services, Inc., Freight Services Management, Inc. and Eagle USA Import Brokers, Inc. which were previously owned by the Company's principal shareholder in exchange for 223 shares of newly issued common stock of the Company. The accounts of each subsidiary have been consolidated as if wholly-owned as of the beginning of each period presented.

NOTE 2 - INCOME TAXES:

         Effective October 1, 1992, the Company elected to be treated as an S Corporation for federal income tax purposes. On December 4, 1995, shortly prior to the consummation of the initial public offering, the Company's S Corporation status was terminated and, accordingly, the Company became liable for federal income taxes on taxable income generated prospectively and for cumulative temporary differences between income for financial and tax reporting purposes at the date of the termination. At that time, the Company recorded a net deferred tax asset and charged additional paid-in capital to recognize the effect of its conversion to C Corporation status pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS
109).

         The pro forma charge in lieu of income taxes for the period ended December 31, 1995 represents the estimated federal income taxes that would have been reported under FAS 109 had the Company been a C Corporation prior to December 4, 1995.

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 3 - NET INCOME  PER COMMON AND COMMON EQUIVALENT SHARE:

         On July 8, 1996, the Board authorized a two-for-one stock split, effected in the form of a stock dividend, payable August 1, 1996 to shareholders of record on July 24, 1996. All references in the financial statements to earnings per share information have been retroactively restated to reflect the split. The stock split resulted in the issuance of 8,673 new shares of common stock.

         Net income per share is computed by using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options less the number of shares that could have been repurchased with the exercise proceeds and related tax benefits using the treasury stock method.

         For purposes of the net income per share computation, the two-for-one stock split and the shares issued to the Company's Chairman of the Board in connection with the acquisition of his interests in the Company's subsidiaries have been treated as if they had been effective and outstanding as of the beginning of each period presented.

         The number of shares used in the computation were determined as follows:

                                                                                THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                             ------------------------
                                                                                1996             1995
                                                                             -------          -------
Weighted average number of common shares outstanding                          17,527           13,282
Common stock equivalents                                                         941            1,408
Effect of shares issued to the Company's Chairman of the Board                                    446
Number of shares sold by the Company to fund pre-IPO
     S Corporation distributions                                                                1,012
                                                                             -------          -------
                                                                              18,468           16,148
                                                                             =======           ======

         For the period ended December 31, 1995, net income per share includes a pro forma charge in lieu of income taxes of $945 which represents the estimated federal income taxes that would have been reported had the Company been a C Corporation prior to December 4, 1995.


NOTE 4- NEW ACCOUNTING PRONOUNCEMENTS:

         Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Assets to be Disposed Of". The adoption of FAS 121 did not have a material effect on the Company's financial position or results of operations.

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

         Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation". The adoption of FAS 123 did not have a material effect on the Company's financial position or results of operations. Upon adoption of FAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plan using the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and will provide pro forma disclosures of net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Annual Report on Form 10-K (File No. 0-27288) and the accompanying unaudited condensed consolidated financial statements.

General

         The Company's revenues have increased to $185.4 million in the fiscal year ended September 30, 1996 from $83.3 million in the fiscal year ended September 30, 1994, and its operating income has increased to $17.8 million in fiscal 1996 from $5.9 million in fiscal 1994. The Company's recent growth has been generated almost exclusively by increasing the number of terminals operated by the Company and growth in revenue produced by existing terminals. The opening of a new terminal generally has an initial negative impact on profitability due to operating losses of the new terminal. The opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers.

         The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher revenues per shipment than domestic shipments. The Company anticipates that the costs of transportation for international freight will be higher than for domestic freight as a percentage of such revenues, resulting in lower gross margins than domestic shipments; however, the Company does not expect its operating expenses to increase in proportion to such revenues. The Company also intends to continue the growth of its local pick- up and delivery operations. By providing local pick-up and delivery services with respect to shipments for which it is the freight forwarder, the Company has been able to increase its gross margin with respect to such shipments because its costs to provide such services are less than the third-party charges it previously paid. However, the Company's local pick-up and delivery services provided to other (non-forwarding) customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

         One of the Company's principal customers, Compaq Computer Corporation (Compaq), accounted for 13.5% and 8.8% of the Company's revenues for the fiscal years ended September 30, 1995 and 1996, respectively. Compaq has recently solicited bids for a multi-year contract

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

involving its domestic airfreight shipping business from several companies, including the Company, and it is expected that Compaq will name one or more of these companies as its shippers in the near future. There can be no assurance as to what, if any, portion of such business the Company will receive.

Three Months Ended December 31, 1996 compared to the Three Months Ended December 31, 1995.

       Revenues increased 66.1% to $67.6 million in the first three months of fiscal 1997 from $40.7 in the same period of fiscal 1996 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted primarily from an increase in the number of terminals open during such period, an increase in penetration in existing markets and the addition of significant national account customers. Operating data for the period were as follows:

                                                                             Three Months Ended December 31,
                                                                             -------------------------------
                                                                                 1996                 1995
                                                                                -----                 ----
       Freight forwarding terminals at end of period                               51                   37
       Local delivery terminals at end of period                                   33                   17
       Freight forwarding shipments                                           184,816              111,261
       Average weight per freight forwarding shipment                             543                  625

       For those freight forwarding terminals opened as of the beginning of fiscal 1996 (37 terminals), revenues increased 51.6% to $57.3 million for the three months ended December 31, 1996 from $37.8 million for the three months ended December 31, 1995.

       Revenues for the three months ended December 31, 1996 were comprised of $63.9 million of forwarding revenues, $3.5 million of local pick and delivery revenues and $200,000 of other freight forwarding service revenues, as compared to $37.9 million, $2.7 million and $100,000, respectively, for the three months ended December 31, 1995.

       Cost of transportation decreased during the quarter as a percentage of revenues to 56.3% from 56.8% in the comparable period in fiscal 1996. The decrease was primarily attributable to the continued expansion of the local pick up and delivery operations, enabling the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 64.6% to $38.1 million in the fiscal 1997 quarter from $23.1 million in the fiscal 1996 quarter as a result of increases in air freight shipped. Gross margin increased to 43.7% in the first quarter of fiscal 1997 from 43.2% in the same period in fiscal 1996. Gross profit increased 68% to $29.5 million in the first quarter of fiscal 1997 from $17.6 million in the same period in fiscal 1996.

       Operating expenses increased as a percentage of revenues to 33.0% in the first three months of fiscal 1997 from 32.7% for the same period in fiscal 1996. The $9.0 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased slightly as a percentage of revenues to 21.1% in the first three months of fiscal 1997 from 21.2% in the same period in fiscal 1996, and increased in absolute terms by 65.6% to $14.3 million due to increased staffing needs associated with the opening of 14 new terminals, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions. Such costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Other selling, general and administrative expenses increased as a percentage of revenues to 11.9% in the first quarter of fiscal 1997 from 11.5% in the first quarter of fiscal 1996, and increased in absolute terms by 71.4% to $8.0 million in the fiscal 1997 period from $4.7 million in the fiscal 1996 period. In the first quarter of fiscal 1997, selling expenses as a percentage of revenues decreased by 0.4% and other general and administrative expenses as a percentage of revenues increased by 0.8% compared to the first quarter of

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

fiscal 1996. The increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1997 period.

       Operating income increased 69.0% to $7.2 million in the first quarter of fiscal 1997 from $4.3 million in the comparable period in fiscal 1996. Operating margin for the quarter ended December 31, 1996 was 10.7%, up from 10.5% for the three months ended December 31, 1995.

       Interest income increased to $273,000 from $163,000 as a result of increased levels of investments resulting from the initial public offering proceeds received during the fiscal 1996 quarter. Interest expense was zero for the first quarter of fiscal 1997 versus $131,000 in the comparable period in fiscal 1996. The interest expense in the first quarter of fiscal 1996 was associated with the promissory notes distributed to the Company's S Corporation shareholders and short-term borrowings on the revolving line of credit. These debts were retired with a portion of the net proceeds of the initial public offering.

       Income before provision for income taxes increased 74.1% to $7.5 million for the first quarter of fiscal 1997 from $4.3 million in the comparable period of fiscal 1996. Provision for income taxes increased 268.2% to $3.0 million for the three months ended December 31, 1996 from $803,000 for the three months
ended December 31, 1995.   A portion of the increase in provision for income
taxes was from the termination of the S Corporation status shortly prior to the initial public offering on December 6, 1995, at which time Eagle USA Airfreight, Inc. began accruing federal income taxes. Federal income taxes had previously been paid by the Company's subsidiaries. Net income increased 29.4% to $4.5 million in the first quarter of fiscal 1997 from net income of $3.5 million in the same period in fiscal 1996 and increased 77.5% from pro forma net income of $2.5 million in the first quarter of fiscal 1996, which reflects a charge for the payment of federal income taxes. Net income per share increased 50% to $0.24 per share for the quarter ended December 31, 1996 from $0.16 in the same period in fiscal 1996 even with the increase in shares outstanding as a result of the initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and short-term investments decreased $1.2 million to $28.9 million at December 31, 1996 from $30.1 million at September 30, 1996.
At December 31, 1996, the Company had working capital of $45.3 million and a current ratio of 2.92 compared to working capital of $41.5 million and a current ratio of 2.95 at September 30, 1996. The Company's working capital has increased primarily as a result of the proceeds from the Company's initial public offering, profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the period ended December 31, 1996 were approximately $2.0 million. The Company believes that cash flow from operations, its $10 million credit facility and the remaining proceeds from the initial public offering will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

       Other than its initial public offering, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease purchase arrangements. The Company has a $10 million revolving credit facility with NationsBank of Texas, N.A. As of December 31, 1996, no amounts were outstanding under this credit facility. The borrowing base under the credit facility is equal to 80% of eligible accounts receivable and was approximately $28.8 million as of December 31, 1996. Borrowings under the credit facility bear interest, at the Company's option, at the bank's prime rate or LIBOR plus an interest margin based on leverage ratios. The credit facility expires and borrowings under the credit facility are due in January 1998. Borrowings under the credit facility are collateralized by substantially all of the Company's inventory and accounts receivable. The credit facility's covenants restrict the incurrence of other debt in an amount exceeding $1 million, include restrictions on liens, investments

                          EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


and acquisitions, require the maintenance of minimum net worth, a fixed charge coverage ratio and a leverage ratio and restrict the payment of dividends to 25% of the Company's cumulative net worth generated after the date of the initial public offering. The Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

       The Company made distributions of cash and/or notes to its pre-IPO shareholders of $14.6 million and $2.7 million during the fiscal years ended September 30, 1995 and 1996, respectively. Prior to the closing of the IPO, the Company paid a series of distributions of cash and notes in an amount estimated to equal to all of its previously undistributed S Corporation earnings.

       As of December 31, 1996, the Company had outstanding non-qualified stock options to purchase an aggregate of 2,231,845 shares of Common Stock at exercise prices equal to the fair market value of the underlying Common Stock on the dates of grant (prices ranging from $1.25 to $27.75). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the three months ended December 31, 1996 of non-qualified stock options to purchase an aggregate of 78,282 shares of Common Stock, the Company is entitled to a federal income tax deduction of approximately $2.0 million. Assuming an effective tax rate of 40%, the Company expects to realize a tax benefit of approximately $789,000 with respect to the three months ended December 31, 1996, accordingly, the Company recorded such an increase in additional paid-in capital and a decrease in current income taxes payable pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Any exercises for non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits for the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

         On January 10, 1997, the Company entered into a five year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston facility). Estimated costs of the Houston facility are $8.0 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000 (including monthly interest costs based upon the LIBOR rate plus 200 basis points) beginning October 1, 1997 through January 2, 2002 with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on January 2, 2002. The Company has an option, exercisable at any time during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility.

       On January 24, 1997, the Company filed a Registration Statement on Form S-3, as amended (Registration No. 333- 20211), for the public offering of 1,547,758 shares of common stock by Daniel S. Swannie (the selling shareholder), a former executive officer and director of the Company. On February 12, 1997, the offering price to the public for these shares was established at $28.25 per share. The Company will not receive any proceeds from the sale of shares by the selling shareholder. In connection with the offering, the Company granted to the underwriters an option to purchase up to an aggregate of 232,164 additional shares for the purpose of covering over-allotments. If the over-allotment option is exercised, net proceeds to be received by the Company will be used for general corporate purposes, although there can be no assurance as to whether such exercise will occur or the amount of any such proceeds. Mr. Swannie has agreed to reimburse the Company for all of its out-of-pocket expenses incurred in connection with this offering up to a maximum of $400,000 as well as to make payment to the Company (in lieu of estimated internal costs relating to this offering) of $375,000 upon the closing of this offering and $187,500 in certain circumstances in which this offering is terminated.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS, NONE
ITEM 2.      CHANGES IN SECURITIES, NONE
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4.      SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS, NONE
ITEM 5.      OTHER INFORMATION

             FORWARD LOOKING STATEMENTS

             The statements contained in all parts of this document, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; construction of new facilities; future operating expenses; future margins; future dividend plans; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and other statements which are not historical facts are forward-looking statements. When used in this documents, the words "anticipate," "estimate," "expect," "may," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

             RESIGNATION OF OFFICER

             Daniel S. Swannie resigned as an executive officer of the Company on October 17, 1996 and as a director of the Company on December 27, 1996. Prior to his resignation, Mr. Swannie had been Chief Operating Officer of the Company since 1990 and had served as a director of the Company since May 1995.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K:

                (A)       EXHIBITS.

                 *3(i) Second Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

                 *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on from S-1 (Registration No. 33-97606)).

                 10 Lease and Development Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and the Company.

                 11       Computation of Per Share Earnings.

                 27       Financial Data Schedule

------------------

*        Incorporated by reference as indicated.


                (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                EAGLE USA AIRFREIGHT, INC.
                                                -----------------------------
                                                (Registrant)


Date:  February 14, 1997                    BY: /s/  JAMES R. CRANE
       -----------------------------            -----------------------------
                                                James R. Crane
                                                President


Date:  February 14, 1997                    BY: /s/  DOUGLAS A. SECKEL
       -----------------------------            -----------------------------
                                                Douglas A. Seckel
                                                Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBITS                                   DESCRIPTION
--------                                   -----------

*3(i) Second Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

*3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

10 Lease and Development Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and the Company.

11               Computation of Per Share Earnings.

27               Financial Data Schedule

-------------------

*Incorporated by reference as indicated.