Form 10-Q
period 1997-03-31
EAGLE USA AIRFREIGHT INC
filed 1997-05-15
CIK 1001718

===============================================================================



                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1997
                                                             --------------
                                       or

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from         to
                                                             --------  -------

                         COMMISSION FILE NUMBER 0-27288
                                                -------

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                     76-0094895
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
Incorporation or Organization)


                      3214 LODESTAR, HOUSTON, TEXAS 77032
                                 (281) 821-0300
   -------------------------------------------------------------------------
   (Address of Principal Executive Offices, Including Registrant's Zip Code,
                  and Telephone Number, Including Area Code)

                                      NONE
              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report


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


The number of shares of the registrant's common stock as of May 9, 1997:
17,899,452 shares.





===============================================================================

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q

                                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheet as of..........................................................................3
    March 31, 1997 (unaudited) and September 30, 1996 (audited)

  Condensed Consolidated Statement of Income for the Six..............................................................4
    Months ended March 31, 1997 and 1996 (unaudited)

  Condensed Consolidated Statement of Income for the Three............................................................5
    Months ended March 31, 1997 and 1996 (unaudited)

  Condensed Consolidated Statement of Cash Flows for..................................................................6
    the Six Months ended March 31, 1997 and 1996 (unaudited)

  Condensed Consolidated Statement of Shareholders'...................................................................7
    Equity for the Six Months ended March 31, 1997 (unaudited)

  Notes to Condensed Consolidated Financial Statements (unaudited)....................................................8


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS..................................................................................11

PART II.   OTHER INFORMATION.........................................................................................18

SIGNATURES...........................................................................................................20

INDEX TO EXHIBITS....................................................................................................21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                                March 31,           September 30,
                                                                                  1997                   1996
                                                                              (unaudited)             (audited)
                                                                            ----------------      ----------------
                             Assets
Current assets:
    Cash and cash equivalents                                               $         27,366      $         26,696
    Short-term investments                                                             4,382                 3,409
    Accounts receivable - trade, net                                                  40,344                30,379
    Prepaid expenses and other                                                         3,732                 2,290
                                                                            ----------------      ----------------
          Total current assets                                                        75,824                62,774
Property and equipment, net                                                           10,898                 8,333
Other assets                                                                             653                   622
                                                                            -----------------     -----------------
                                                                            $         87,375      $         71,729
                                                                            ================      ================
              Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable - trade                                                $          3,813      $          2,459
    Accrued transportation costs                                                       9,689                10,818
    Other current liabilities                                                          7,937                 8,010
                                                                            ----------------      ----------------
          Total current liabilities                                                   21,439                21,287
                                                                            ----------------      ----------------

Long-term indebtedness

Shareholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares
      authorized
    Common stock, $0.001 par value, 30,000 shares
      authorized, 17,875 and 17,492 shares issued                                         18                    17
    Additional paid-in capital                                                        47,155                39,124
    Retained earnings                                                                 18,763                11,301
                                                                            ----------------      ----------------
                                                                                      65,936                50,442
                                                                            ----------------      ----------------
                                                                            $         87,375      $         71,729
                                                                            ================      ================


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    Six Months Ended
                                                                       March 31,
                                                         ----------------------------------
                                                               1997               1996
                                                         ---------------    ---------------
Revenues                                                 $       129,075    $        79,749
Cost of transportation                                            72,877             44,386
                                                         ---------------    ---------------
                                                                  56,198             35,363
                                                         ---------------    ---------------
Operating expenses:
    Personnel costs                                               29,173             18,165
    Other selling, general and administrative expenses            15,802              9,609
                                                         ---------------    ---------------
                                                                  44,975             27,774
                                                         ---------------    ---------------
Operating income                                                  11,223              7,589
                                                         ---------------    ---------------
Interest and other income                                            974                463
Interest expense                                                                       (136)
                                                         ---------------    ---------------
Nonoperating income                                                  974                327
                                                         ---------------    ---------------
Income before provision for income taxes                          12,197              7,916
Provision for income taxes                                         4,735              2,322
                                                         ---------------    ---------------

Net income                                               $         7,462    $         5,594
                                                         ===============    ===============

Pro forma information:
    Net income - as reported                                                $         5,594
    Pro forma charge in lieu of income taxes (Note 2)                                   945
                                                                            ---------------

    Pro forma net income                                                    $         4,649
                                                                            ===============

    Weighted average common and common equivalent
       shares outstanding                                         18,554             17,512
                                                         ===============    ===============

    Net income per share (Note 3)                        $          0.40    $          0.27
                                                         ===============    ===============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              Three Months Ended
                                                                  March 31,
                                                         --------------------------
                                                             1997           1996
                                                         -----------    -----------
Revenues                                                 $    61,489    $    39,051
Cost of transportation                                        34,806         21,257
                                                         -----------    -----------
                                                              26,683         17,794
                                                         -----------    -----------
Operating expenses:
    Personnel costs                                           14,885          9,538
    Other selling, general and administrative expenses         7,773          4,926
                                                         -----------    -----------
                                                              22,658         14,464
                                                         -----------    -----------
Operating income                                               4,025          3,330
                                                         -----------    -----------
Interest and other income                                        701            300
Interest expense                                                                 (5)
                                                         -----------    -----------
Nonoperating income                                              701            295
                                                         -----------    -----------
Income before provision for income taxes                       4,726          3,625
Provision for income taxes                                     1,778          1,519
                                                         -----------    -----------

Net income                                               $     2,948    $     2,106
                                                         ===========    ===========

    Weighted average common and common equivalent
       shares outstanding                                     18,643         18,692
                                                         ===========    ===========

    Net income per share (Note 3)                        $      0.16    $      0.11
                                                         ===========    ===========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                          Six Months Ended
                                                              March 31,
                                                     ----------------------------
                                                         1997             1996
                                                     ------------    ------------
Cash flows from operating activities                 $     (1,929)   $      2,172
                                                     ------------    ------------
Cash flows from investing activities:
    Purchase of investments                                (4,101)         (4,991)
    Maturity of investments                                 3,128           6,224
    Acquisition of property and equipment, net             (3,367)         (3,681)
    Repayments from affiliates                                                704
                                                     ------------    ------------
          Net cash used by investing activities            (4,340)         (1,744)
                                                     ------------    ------------
Cash flows from financing activities:
    Payments on indebtedness                                               (2,070)
    Proceeds from indebtedness                                              1,800
    Issuance of common stock, net of related costs          6,165          34,568
    Offering fee paid by selling shareholder                  375
    Proceeds from exercise of stock options                   399
    Payments on shareholder distribution notes                             (8,209)
    Distributions to shareholders                                          (2,701)
                                                     ------------    ------------
         Net cash provided by financing activities          6,939          23,388
                                                     ------------    ------------
Net increase in cash and cash equivalents                     670          23,816
Cash and cash equivalents, beginning of period             26,696             179
                                                     ------------    ------------

Cash and cash equivalents, end of period             $     27,366    $     23,995
                                                     ============    ============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                               COMMON STOCK        ADDITIONAL
                                           -------------------      PAID-IN      RETAINED
                                           SHARES      AMOUNT       CAPITAL      EARNINGS            TOTAL
                                           ------    ---------     ---------    ------------       --------
Balance at September 30, 1996              17,492    $      17     $  39,124    $     11,301       $ 50,442
Issuance of Common Stock,  net
of related costs (Note 1)                     232                      6,165                          6,165
Exercise of stock options                     151            1           398                            399
Tax benefit from exercise of stock
options                                                                1,468                          1,468
Net income                                                                             7,462          7,462
                                           ------    ---------     ---------    ------------       --------
Balance at March 31, 1997                  17,875    $      18     $  47,155    $     18,763       $ 65,936
                                           ======    =========     =========    ============       ========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at March 31, 1997 and the results of its operations for the six and three months ended March 31, 1997 and 1996. Results of operations for the six and three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

                Eagle USA Airfreight, Inc. (the Company) was organized in 1984 to provide ground and air freight forwarding services. The Company maintains operating facilities throughout the United States and a recently opened facility in both Canada and Mexico. The Company operates in one principal industry segment.

                On February 18, 1997, the Company completed an underwritten secondary public offering (the secondary public offering) of 1,548 shares of its common stock by Daniel S. Swannie, a former executive officer and director of the Company, at a price to the public of $28.25 per share. The Company did not receive any of the proceeds from the sale of shares by Mr. Swannie. Pursuant to an agreement between the Company and Mr. Swannie entered into in connection with the offering, Mr. Swannie reimbursed the Company for all of its out-of-pocket expenses incurred in connection with the offering and made a payment to the Company of $375 for the Company's estimated internal costs relating to the offering. The agreement also restricts Mr. Swannie's ability to compete against the Company for a three-year term and places certain other limitations on his ability to act against the interests of the Company. In connection with the secondary public offering on February 21, 1997, the Company sold 232 shares of common stock to the underwriters pursuant to an over-allotment option at a price to the public of $28.25 per share. The net proceeds received by the Company after deducting underwriting discounts and commissions were $6,165 and will be used for general corporate purposes.

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

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

                Also in connection with the initial public offering, the Company acquired from its Chairman of the Board the interests in Eagle Freight Services, Inc., C&D Freight Services of California, Inc., Eagle USA Transportation Services, Inc., Freight Services Management, Inc., and Eagle USA Import Brokers, Inc. that were previously owned by the Company's principal shareholder in exchange for 223 shares of newly issued common stock of the Company. The accounts of each subsidiary have been consolidated as if wholly-owned as of the beginning of each period presented.

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

                The pro forma charge in lieu of income taxes for the six month period ended March 31, 1996 represents the estimated federal income taxes that would have been reported under FAS 109 had the Company been a C Corporation prior to December 4, 1995.

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

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

The number of shares used in the computation were determined as follows:


                                                                                          SIX MONTHS ENDED
                                                                                             MARCH  31,
                                                                                       -----------------------
                                                                                        1997             1996
                                                                                       ------           ------
                Weighted average number of common shares outstanding                   17,621           14,940
                Common stock equivalents                                                  933            1,618
                Effect of shares issued to the Company's Chairman of the Board                             446
                Number of shares sold by the Company to fund pre-IPO
                     S Corporation distributions                                                           508
                                                                                       ------           ------
                                                                                       18,554           17,512
                                                                                       ======           ======

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH  31,
                                                                                       -----------------------
                                                                                        1997             1996
                                                                                       ------           ------
                Weighted average number of common shares outstanding                   17,717           17,046
                Common stock equivalents                                                  926            1,646
                                                                                       ------           ------
                                                                                       18,643           18,692
                                                                                       ======           ======

        For the six months ended March 31, 1996, net income per share includes a pro forma charge in lieu of income taxes of $945 which represents the estimated federal income taxes that would have been reported had Eagle USA been a C Corporation prior to December 4, 1995.

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS:

        Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Assets to be Disposed Of". The adoption of FAS 121 did not have a material effect on the Company's financial position or results of operations.

        Effective October 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation". The adoption of FAS 123 did not have a material effect on the Company's financial position or results of operations. Upon adoption of FAS 123, the Company continues to measure compensation expense for its stock-based employee compensation plan using the intrinsic-value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", and will provide pro forma disclosures of net income and earnings per share on an annual basis as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 (FAS 128), "Earnings Per Share". The Company will adopt FAS 128 as required effective October 1, 1997. FAS 128 will require computation of "basic" earnings per share, rather than the current "primary" earnings per share, using the weighted average common shares outstanding for a period, but excluding common stock equivalents.

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

Six Months Ended March 31, 1997 compared to the Six Months Ended March 31, 1996

          Revenues increased 61.9% to $129.1 million for the six months ended March 31, 1997 from $79.8 million for the six months ended March 31, 1996 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets and the addition of significant national account customers.

                          EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating data for the period were as follows:

                                                                                    SIX MONTHS ENDED MARCH 31,
                                                                                    --------------------------
                                                                                     1997               1996
                                                                                    -------            -------
            Freight forwarding terminals at end of period                                53                 40
            Local delivery terminals at end of period                                    40                 19
            Freight forwarding shipments                                            358,875            226,925
            Average weight per freight forwarding shipment                              552                607

      For those freight forwarding terminals open as of the beginning of fiscal 1996 (37 terminals), revenues increased 48.9% to $108.6 million for the six months ended March 31, 1997 from $72.9 million for the six months ended March 31, 1996.

      Revenues for the six months ended March 31, 1997 were comprised of $121.6 million of forwarding revenues, $7.2 million of local pick-up and delivery revenues and $327,000 of other freight forwarding service revenues, as compared to $74.4 million, $5.2 million and $208,000, respectively, for the corresponding period in 1996.

      Cost of transportation increased as a percentage of revenues to 56.5% in the first six months of fiscal 1997 from 55.7% in the comparable period in fiscal 1996, as a result of several factors. Beginning in October 1996, several of the Company's transportation providers implemented a fuel surcharge (which was not in effect during the fiscal 1996 period). Increased revenues from international freight, which were $8.4 million for the six months ended March 31, 1997 as compared to $3.7 million for the same period in fiscal 1996, also contributed to the higher cost of transportation as a percentage of revenues. Additionally, the reinstatement on March 7, 1997 of the Federal Air Cargo Transportation Excise Tax (the Federal Excise Tax), which had previously expired January 1, 1997, negatively impacted cost of transportation as a percentage of revenues for the period. In fiscal 1996, the Federal Excise Tax expired January 1, 1996 and was not reinstated until August 27, 1996. The increase of cost of transportation as a percentage of revenues that resulted from these factors was partially offset by the continued expansion of the company's local pick-up and delivery operations, which enabled the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 64.2% to $72.9 million for the six months ended March 31, 1997 from $44.4 million in the same period in fiscal 1996 as a result of increases in air freight shipped. Gross margins decreased to 43.5% in the six months ended March 31, 1997 from 44.3% in the same period in fiscal 1996. Gross profit increased 58.9% to $56.2 million for the six months ended March 31, 1997 from $35.4 million in the same period in fiscal 1996.

      Operating expenses remained constant as a percentage of revenues at 34.8% in the first six months of fiscal 1997 and 1996. The $17.2 million of increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased slightly as a percentage of revenues to 22.6% for the six months ended March 31, 1997 from 22.8% in the same period in fiscal 1996, and increased in absolute terms by 60.6% to $29.2 million due to increased staffing needs associated with the opening of 13 new terminals, expanded operations at existing terminals and increased revenues, which resulted in increased commissions. Such costs include all compensation expenses, including those relating to sales commission and salaries and to headquarters employees and executive officers. Other selling, general and administrative expenses increased slightly as a percentage of revenues to 12.2% for the six

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

months ended March 31, 1997 from 12.0% in the same period in fiscal 1996, and increased in absolute terms by 64.4% to $15.8 million in the first six months ended March 31, 1997 from $9.6 million in the same period in fiscal 1996. For the six months ended March 31, 1997, selling expenses as a percentage of revenues decreased by 0.3% and other general and administrative expenses as a percentage of revenue increased 0.5% compared to the same period in fiscal 1996. The increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1997 period.

             Operating income increased 47.9% to $11.2 million in the first six months of fiscal 1997 from $7.6 million in the comparable period in fiscal 1996. Operating margin for the first six months of fiscal 1997 was 8.7%, down from 9.5% for the same period in fiscal 1996 primarily due to the higher transportation costs as a percentage of revenues during the six months ended March 31, 1997.

             Interest and other income increased to $599,000 in the first six months of fiscal 1997 from $463,000 in the comparable period in fiscal 1996 as a result of increased levels of investments resulting from the initial and secondary public offering proceeds. Interest expense was zero for the first six months of fiscal 1997 as compared to $136,000 in the same period in fiscal 1996. The interest expense was associated with the promissory notes distributed to the Company's S Corporation shareholders and short-term borrowings on the Company's revolving line of credit. These debts were retired with a portion of the net proceeds of the initial public offering. Interest and other income for the fiscal 1997 period included a one-time payment of $375,000 by Mr. Daniel S. Swannie, a former executive officer and director of the Company, in connection with the reimbursement of the Company's internal costs related to the February 1997 secondary public offering.

             Income before provision for income taxes increased 54.1% to $12.2 million for the first six months of fiscal 1997 from $7.9 million in the comparable period of fiscal 1996. Provision for income taxes increased 103.9% to $4.7 million for the six months ended March 31, 1997 from $2.3 million for six months ended March 31, 1996. A portion of the increase in provision for income taxes was from the termination of the S Corporation status shortly prior to the initial public offering on December 6, 1995, at which time Eagle USA Airfreight, Inc. began accruing federal income taxes. Federal income taxes had previously been paid by the Company's subsidiaries. Net income increased 33.4% to $7.5 million for the six months ended March 31, 1997 from net income of $5.6 million in the same period in fiscal 1996 and increased 60.5% from pro forma net income of $4.6 million in the same period in fiscal 1996, which reflects a charge for federal income taxes during the S Corporation period. Net income per share increased 48.1% to $0.40 for the six months ended March 31, 1997 from $0.27 in the same period in fiscal 1996 even with the increase in shares outstanding as a result of the initial public offering and the secondary offering.

Three Months Ended March 31, 1997 compared to the Three Months Ended March 31, 1996

      Revenues increased 57.5% to $61.5 million for the three months ended March 31, 1997 from $39.1 million in the same period of fiscal 1996 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted primarily from an increase in the number of terminals open during such period, an increase in penetration in existing markets and the addition of significant national account customers.

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating data for the period were as follows:

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                         1997             1996
                                                                                     ------------     -----------
             Freight forwarding terminals at end of period                                   53              40
             Local delivery terminals at end of period                                       40              19
             Freight forwarding shipments                                               174,059         115,664
             Average weight per freight forwarding shipment                                 562             590

      For those freight forwarding terminals open as of the beginning of fiscal 1996 (37 terminals), revenues increased 45.8% to $51.2 million for the three months ended March 31, 1997 from $35.1 million for the three months ended March 31, 1996.

      Revenues for the three months ended March 31, 1997 were comprised of $57.8 million of forwarding revenues, $3.6 million of local pick-up and delivery revenues and $142,000 of other freight forwarding service revenues, as compared to $36.4 million, $2.5 million and $109,000, respectively, for the three months ended March 31, 1996.

      Cost of transportation increased during the quarter ended March 31, 1997 as a percentage of revenues to 56.6% from 54.4% in the comparable period in fiscal 1996, as a result of several factors. Beginning in October 1996, several of the Company's transportation providers implemented a fuel surcharge (which was not in effect during the fiscal 1996 period). Increased revenues from international freight, which were $4.4 million for the three months ended March 31, 1997 as compared to $2.3 million for the same period in fiscal 1996, also contributed to the higher cost of transportation as a percentage of revenues. Additionally, the reinstatement on March 7, 1997 of the Federal Excise Tax, which had previously expired January 1, 1997, negatively impacted cost of transportation as a percentage of revenues, for the quarter. In fiscal 1996, the Federal Excise Tax expired January 1, 1996 and was not reinstated until August 27, 1996. The increase of cost of transportation as a percentage of revenues that resulted from these factors was partially offset by the continued expansion of the company's local pick-up and delivery operations, which enabled the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 63.7% to $34.8 million in the fiscal 1997 quarter from $21.3 million in the fiscal 1996 quarter as a result of increases in air freight shipped. Gross margins decreased to 43.4% in the second quarter of fiscal 1997 from 45.6% in the same period in fiscal 1996. Gross profit increased 50.0% to $26.7 million in the second quarter of fiscal 1997 from $17.8 million in the same period in fiscal 1996.

      Operating expenses decreased as a percentage of revenues to 36.8% in the three months ended March 31, 1997 from 37.0% for the same period in fiscal 1996. The $8.2 million of increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 24.2% in the three months ended March 31, 1997 from 24.4% in the same period in fiscal 1996, and increased in absolute terms by 56.1% to $14.9 million due to increased staffing needs associated with the opening of 13 new terminals, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions. Such costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Other selling, general and administrative expenses remained constant as a percentage of revenues at 12.6% in the second quarter of fiscal 1997 from 12.6% in the second quarter of fiscal

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1996, and increased in absolute terms by 57.8% to $7.8 million in the fiscal 1997 period from $4.9 million in the fiscal 1996 period. In the second quarter of fiscal 1997, selling expenses as a percentage of revenues decreased by 0.1% and other general and administrative expenses as a percentage of revenues increased by 0.1% compared to the second quarter of fiscal 1996. The increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1997 period.

        Operating income increased 20.9% to $4.0 million in the second quarter of fiscal 1997 from $3.3 million in the comparable period in fiscal 1996. Operating margin for the quarter ended March 31, 1997 was 6.5%, down from 8.5% for the three months ended March 31, 1996 primarily due to the higher transportation costs as a percentage of revenues during the three months ended March 31, 1997.

        Interest and other income increased to $326,000 from $300,000 as a result of increased levels of investments resulting from the public offering proceeds received during the fiscal 1997 quarter. Interest expense was zero for the second quarter of fiscal 1997 as compared to $5,000 in the same period in fiscal 1996. Interest and other income for the fiscal 1997 period included a one-time payment of $375,000 by Mr. Daniel S. Swannie, a former executive officer and director of the Company, in connection with the reimbursement of the Company's internal costs related to the February 1997 secondary public offering.

        Income before provision for income taxes increased 30.4% to $4.7 million for the second quarter of fiscal 1997 from $3.6 million in the comparable period of fiscal 1996. Provision for income taxes increased 17.1% to $1.8 million for the three months ended March 31, 1997 from $1.5 million for the three months ended March 31, 1996. Net income increased 40.0% to $2.9 million in the second quarter of fiscal 1997 from net income of $2.1 million in the same period in fiscal 1996. Net income per share increased 45.4% to $0.16 per share for the quarter ended March 31, 1997 from $0.11 in the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and short-term investments increased $1.6 million to $31.7 million at March 31, 1997 from $30.1 million at September 30, 1996. At March 31, 1997, the Company had working capital of $54.4 million and a current ratio of 3.54 compared to working capital of $41.5 million and a current ratio of 2.95 at September 30, 1996. The Company's working capital has increased primarily as a result of the proceeds from the Company's initial and secondary public offerings, profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the six months ended March 31, 1997 were approximately $3.4 million. The Company believes that cash flow from operations, its $10 million credit facility and the remaining proceeds from the public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

     On February 18, 1997, the company completed an underwritten secondary public offering of 1,547,758 shares of its common stock by Daniel S. Swannie, a former executive officer and director of the Company, at a price to the public of $28.25 per share. The Company did not receive any of the proceeds from the sale of the shares by Mr. Swannie. Pursuant to an agreement between the Company and Mr. Swannie entered into in

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

connection with the offering, Mr. Swannie reimbursed the Company for all of its out-of-pocket expenses incurred in connection with the offering and made a payment to the Company of $375,000 for the Company's estimated internal costs relating to the offering. The agreement also restricts Mr. Swannie's ability to compete against the Company for a three-year term and places certain other limitations on his ability to act against the interests of the Company. In connection with the secondary offering on February 21, 1997, the Company sold 232,164 shares of common stock to the underwriters pursuant to an over-allotment option at a price to the public of $28.25 per share. The net proceeds received by the Company after deducting underwriting discounts and commissions were $6,165,115 and will be used for general corporate purposes.

      Other than its initial and secondary public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease purchase arrangements. The Company has a $10 million revolving credit facility with NationsBank of Texas, N.A. as of March 31, 1997, no amounts were outstanding under this credit facility. The borrowing base under the credit facility is equal to 80% of eligible accounts receivable and was approximately $27.5 million as of March 31, 1997. Borrowings under the credit facility bear interest, at the Company's option, at the bank's prime rate or LIBOR plus an interest margin based on leverage ratios. The credit facility expires and borrowings under the credit facility are due in January 1998. Borrowings under the credit facility are collateralized by substantially all of the Company's inventory and accounts receivable. The credit facility's covenants restrict the incurrence of other debt in an amount exceeding $1 million, include restrictions on liens, investments and acquisitions, require the maintenance of minimum net worth, a fixed charge coverage ratio and a leverage ratio and restrict the payment of dividends to 25% of the Company's cumulative net worth generated after the date of the initial public offering. The Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

      The Company made distributions of cash and/or notes to its pre-IPO shareholders of $14.6 million and $2.7 million during the fiscal years ended September 30, 1995 and 1996, respectively. Prior to the closing of the IPO, the Company paid a series of distributions of cash and notes in an amount estimated to equal to all of its previously undistributed S Corporation earnings.

      As of March 31, 1997, the Company had outstanding non-qualified stock options to purchase an aggregate of 2,261,878 shares of Common Stock at exercise prices equal to the fair market value of the underlying Common Stock on the dates of grant (prices ranging from $1.25 to $30.63). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the six months ended March 31, 1997 of non-qualified stock options to purchase an aggregate of 150,249 shares of Common Stock, the Company is entitled to a federal income tax deduction of approximately $3.7 million. Assuming an effective tax rate of 40%, the Company expects to recognize a tax benefit of approximately $1.5 million with respect to the six months ended March 31, 1997, accordingly, the Company recorded such an increase in additional paid-in capital and a decrease in current income taxes payable pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Any exercises for non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits for

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

      On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston facility). Estimated costs of the Houston facility are $8.0 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000 (including monthly interest costs based upon LIBOR rate plus 200 basis points) beginning October 1, 1997 through January 2, 2002 with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on January 2, 2002. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS, NONE
ITEM 2.  CHANGES IN SECURITIES, NONE
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

        (A) ANNUAL MEETING OF SHAREHOLDERS ON FEBRUARY 21, 1997.

                                                                                 BROKER
        (C) PROPOSALS                        FOR   AGAINST  WITHHELD  ABSTAIN   NONVOTES
            (PROXY TOTALS IN THOUSANDS)
            ELECTION OF DIRECTORS
                  JAMES R. CRANE            14,020    *        4         -          *
                  DONALD P. ROBERTS         14,020    *        4         -          *
                  DOUGLAS A. SECKEL         14,020    *        4         -          *
                  WILLIAM P. O'CONNELL      14,020    *        4         -          *
                  NEIL E. KELLEY            14,020    *        4         -          *
                  FRANK J. HEVRDEJS         14,020    *        4         -          *

              APPROVAL OF APPOINTMENT OF    14,020    2        *         2          -
                  PRICE WATERHOUSE LLP AS
                  INDEPENDENT PUBLIC
                  ACCOUNTANTS
       *NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

          FORWARD-LOOKING STATEMENTS

          The statements contained in all parts of this document, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; construction of new facilities; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of offering proceeds; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

              *10 Lease and Development Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and the Company (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

               11(i) Computation of Per Share Earnings for the Six Months ended March 31, 1997 and 1996.

               11(ii) Computation of Per Share Earnings for the Three Months ended March 31, 1997 and 1996.

               27      Financial Data Schedule.

              *99 Agreement between the Company and Mr. Daniel S. Swannie dated January 20, 1997 (Exhibit 99.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-20211)).

------------------
*     Incorporated by reference as indicated.


           (B) On February 6, 1997, the Company filed a Form 8-K regarding earnings results for the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          EAGLE USA AIRFREIGHT, INC.
                                      -----------------------------------
                                                (Registrant)


Date: May 15, 1997                    BY: /s/ James R. Crane
     -------------------------           --------------------------------
                                         James R. Crane
                                         President


Date: May 15, 1997                    BY: /s/ Douglas A. Seckel
     --------------------------          --------------------------------
                                         Douglas A. Seckel
                                         Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBITS                                 DESCRIPTION

   *3(i)   Second Amended and Restated Articles of Incorporation of the Company
          (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

   *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

  *10 Lease and Development Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and the Company (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996).

   11(i) Computation of Per Share Earnings for the Six Months ended March 31, 1997 and 1996.

   11(ii) Computation of Per Share Earnings for the Three Months ended
          March 31, 1997 and 1996.

   27     Financial Data Schedule.


  *99 Agreement between the Company and Mr. Daniel S. Swannie dated January 20, 1997 (Exhibit 99.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-20211)).


------------------
*Incorporated by reference as indicated.