Form 10-Q
period 1997-06-30
EAGLE USA AIRFREIGHT INC
filed 1997-08-13
CIK 1001718

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1997

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________________ to __________________________


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


                      3214 LODESTAR, HOUSTON, TEXAS 77032
                                 (281) 821-0300
-------------------------------------------------------------------------------
   (Address of Principal Executive Offices, Including Registrant's Zip Code,
                  and Telephone Number, Including Area Code)

                                      NONE
-------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock as of August 8, 1997:
17,973,510 shares.

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q

                                                                                                                  PAGE

PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheet as of.....................................................................   3
    June 30, 1997 (unaudited) and September 30, 1996 (audited)

  Condensed Consolidated Statement of Income for the Nine........................................................   4
    Months ended June 30, 1997 and 1996 (unaudited)

  Condensed Consolidated Statement of Income for the Three.......................................................   5
    Months ended June 30, 1997 and 1996 (unaudited)

  Condensed Consolidated Statement of Cash Flows for.............................................................   6
    the Nine Months ended June 30, 1997 and 1996 (unaudited)

  Condensed Consolidated Statement of Shareholders'..............................................................   7
    Equity for the Nine Months ended June 30, 1997 (unaudited)

  Notes to Condensed Consolidated Financial Statements (unaudited)...............................................   8


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.................................................................................   11

PART II.   OTHER INFORMATION.....................................................................................   18

SIGNATURES.......................................................................................................   20

INDEX TO EXHIBITS................................................................................................   21


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                  June 30,           September 30,
                                                                    1997                 1996
                                                                 (unaudited)           (audited)
                                                              ----------------      ----------------
                             Assets

Current assets:
    Cash and cash equivalents                                 $         23,899      $         26,696
    Short-term investments                                              10,179                 3,409
    Accounts receivable - trade, net                                    41,392                30,379
    Prepaid expenses and other                                           4,673                 2,290
                                                              ----------------      ----------------
          Total current assets                                          80,143                62,774
Property and equipment, net                                             11,235                 8,333
Other assets                                                               667                   622
                                                              ----------------      ----------------
                                                              $         92,045      $         71,729
                                                              ================      ================
              Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable - trade                                  $          2,916      $          2,459
    Accrued transportation costs                                        10,397                10,818
    Other current liabilities                                            8,228                 8,010
                                                              ----------------      ----------------
          Total current liabilities                                     21,541                21,287
                                                               ---------------      ----------------

Long-term indebtedness

Shareholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares
      authorized
    Common stock, $0.001 par value, 30,000 shares
      authorized, 17,953 and 17,492 shares issued                           18                    17
    Additional paid-in capital                                          47,619                39,124
    Retained earnings                                                   22,867                11,301
                                                              ----------------      ----------------
                                                                        70,504                50,442
                                                              ----------------      ----------------
                                                              $         92,045      $         71,729
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

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        Nine Months Ended
                                                                                            June 30,
                                                                                -------------------------------
                                                                                     1997             1996
                                                                                ------------     --------------

Revenues                                                                        $    200,376     $      127,989
Cost of transportation                                                               112,858             71,402
                                                                                ------------     --------------
                                                                                      87,518             56,587
                                                                                ------------     --------------
Operating expenses:
    Personnel costs                                                                   46,084             28,930
    Other selling, general and administrative expenses                                23,859             15,553
                                                                                ------------     --------------
                                                                                      69,943             44,483
                                                                                ------------     --------------
Operating income                                                                      17,575             12,104
                                                                                ------------     --------------
Interest and other income                                                              1,348                758
Interest expense                                                                                           (141)
                                                                                ------------     --------------
Nonoperating income                                                                    1,348                617
                                                                                ------------     --------------
Income before provision for income taxes                                              18,923             12,721
Provision for income taxes                                                             7,357              4,013
                                                                                ------------     --------------

Net income                                                                      $     11,566     $        8,708
                                                                                ============     ==============

Pro forma information:
    Net income - as reported                                                                     $        8,708
    Pro forma charge in lieu of income taxes (Note 2)                                                       945
                                                                                                 --------------

    Pro forma net income                                                                         $        7,763
                                                                                                 ==============

    Weighted average common and common equivalent
       shares outstanding                                                             18,614             17,872
                                                                                ============     ==============

    Net income per share (Note 3)                                               $       0.62     $         0.43
                                                                                ============     ==============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                       Three Months Ended
                                                                                            June 30,
                                                                                -------------------------------
                                                                                     1997              1996
                                                                                ------------     --------------

Revenues                                                                        $     71,301     $       48,240
Cost of transportation                                                                39,981             27,016
                                                                                ------------     --------------
                                                                                      31,320             21,224
                                                                                ------------     --------------
Operating expenses:
    Personnel costs                                                                   16,911             10,765
    Other selling, general and administrative expenses                                 8,057              5,944
                                                                                ------------     --------------
                                                                                      24,968             16,709
                                                                                ------------     --------------
Operating income                                                                       6,352              4,515
                                                                                ------------     --------------
Interest income                                                                          374                295
Interest expense                                                                                             (5)
                                                                                ------------     --------------
Nonoperating income                                                                      374                290
                                                                                ------------     --------------
Income before provision for income taxes                                               6,726              4,805
Provision for income taxes                                                             2,622              1,691
                                                                                ------------     --------------

Net income                                                                      $      4,104     $        3,114
                                                                                ============     ==============

    Weighted average common and common equivalent
       shares outstanding                                                             18,673             18,818
                                                                                ============     ==============

    Net income per share (Note 3)                                               $       0.22     $         0.17
                                                                                ============     ==============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          Nine Months Ended
                                                                                               June 30,
                                                                                   ------------------------------
                                                                                      1997               1996
                                                                                   -----------         ----------

Cash flows from operating activities                                               $     1,504         $    4,397
                                                                                   -----------         ----------
Cash flows from investing activities:
    Purchase of investments                                                            (11,051)            (4,991)
    Maturity of investments                                                              4,281              6,418
    Acquisition of property and equipment, net                                          (4,305)            (5,625)
    Repayments from affiliates                                                                                701
    Other, net                                                                                               (100)
                                                                                  ------------     --------------
          Net cash used by investing activities                                        (11,075)            (3,597)
                                                                                  ------------     --------------
Cash flows from financing activities:
    Payments on indebtedness                                                                               (2,172)
    Proceeds from indebtedness                                                                              1,800
    Issuance of common stock, net of related costs                                       6,165             34,559
    Offering fee paid by selling shareholder                                               375
    Proceeds from exercise of stock options                                                869                357
    Payments on shareholder distribution notes                                            (635)            (8,209)
    Distributions to shareholders                                                                          (2,701)
                                                                                   -----------         ----------
         Net cash provided by financing activities                                       6,774             23,634
                                                                                   -----------         ----------
Net increase (decrease) in cash and cash equivalents                                    (2,797)            24,434
Cash and cash equivalents, beginning of period                                          26,696                179
                                                                                   -----------         ----------

Cash and cash equivalents, end of period                                          $     23,899     $       24,613
                                                                                  ============     ==============



      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                         COMMON STOCK            ADDITIONAL
                                                  -------------------------        PAID-IN         RETAINED
                                                    SHARES        AMOUNT           CAPITAL         EARNINGS           TOTAL
                                                    ------        ------           -------         --------           -----

Balance at September 30, 1996                       17,492    $          17     $      39,124    $      11,301     $   50,442

Issuance of Common Stock,  net
of related costs (Note 1)                              232                              6,165                           6,165

Exercise of stock options                              229                1               868                             869

Tax benefit from exercise of stock
options                                                                                 2,097                           2,097

Payments on shareholder distribution
notes                                                                                    (635)                           (635)

Net income                                                                                              11,566         11,566

                                             -------------    -------------     -------------    -------------       ---------
Balance at June 30, 1997                            17,953    $          18     $      47,619    $      22,867       $  70,504
                                             =============    =============     =============    =============       =========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

        The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 1997 and the results of its operations for the nine and three months ended June 30, 1997 and 1996. Results of operations for the nine and three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.

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

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

        Also in connection with the IPO, the Company acquired from its Chairman of the Board the interests in Eagle Freight Services, Inc., C&D Freight Services of California, Inc., Eagle USA Transportation Services, Inc., Freight Services Management, Inc., and Eagle USA Import Brokers, Inc. that were previously owned by the Company's principal shareholder in exchange for 223 (pre split) shares of newly issued common stock of the Company. The accounts of each subsidiary have been consolidated as if wholly-owned as of the beginning of each period presented.

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

        The pro forma charge in lieu of income taxes for the nine month period ended June 30, 1996 represents the estimated federal income taxes that would have been reported under FAS 109 had the Company been a C Corporation prior to December 4, 1995.

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

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

The number of shares used in the computation were determined as follows:

                                                                                  NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                               -----------------------
                                                                                1997             1996
                                                                               ------           ------

        Weighted average number of common shares outstanding                   17,716           15,779
        Common stock equivalents                                                  898            1,308
        Effect of shares issued to the Company's Chairman of the Board                             446
        Number of shares sold by the Company to fund pre-IPO
          S Corporation distributions                                                              339
                                                                               ------           ------
                                                                               18,614           17,872
                                                                               ======           ======

                                                                                   THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                               ------------------------
                                                                                1997              1996
                                                                               ------            ------

        Weighted average number of common shares outstanding                   17,906            17,332
        Common stock equivalents                                                  767             1,486
                                                                               ------            ------
                                                                               18,673            18,818
                                                                               ======            ======

        For the nine months ended June 30, 1996, net income per share includes a pro forma charge in lieu of income taxes of $945 which represents the estimated federal income taxes that would have been reported had Eagle USA been a C Corporation prior to December 4, 1995.

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

Nine Months Ended June 30, 1997 compared to the Nine Months Ended June 30, 1996

          Revenues increased 56.6% to $200.4 million for the nine months ended June 30, 1997 from $128.0 million for the nine months ended June 30, 1996 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets and the addition of significant national account customers.

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating data for the period were as follows:

                                                                                      NINE MONTHS ENDED JUNE 30,
                                                                                      --------------------------
                                                                                        1997              1996
                                                                                      --------          --------
                Freight forwarding terminals at end of period                               57                44
                Local delivery locations at end of period                                   43                24
                Freight forwarding shipments                                           541,960           363,252
                Average weight per freight forwarding shipment                             568               588

      For those freight forwarding terminals open as of the beginning of fiscal 1996 (37 terminals), revenues increased 44.3% to $166.9 million for the nine months ended June 30, 1997 from $115.7 million for the nine months ended June 30, 1996.

      Revenues for the nine months ended June 30, 1997 were comprised of $188.4 million of forwarding revenues, $11.5 million of local pick-up and delivery revenues and $523,000 of other freight forwarding service revenues, as compared to $119.8 million, $7.9 million and $302,000, respectively, for the corresponding period in 1996.

      Cost of transportation increased as a percentage of revenues to 56.3% in the first nine months of fiscal 1997 from 55.8% in the comparable period in fiscal 1996, as a result of several factors. For the period October 1996 to May 1997, several of the Company's transportation providers implemented a fuel surcharge (which was not in effect during the fiscal 1996 period). Increased revenues from international freight, which were $14.2 million for the nine months ended June 30,1997 as compared to $6.7 million for the same period in fiscal 1996, also contributed to the higher cost of transportation as a percentage of revenues. Additionally, the reinstatement on March 7, 1997 of the Federal Air Cargo Transportation Excise Tax (the Federal Excise Tax), which had previously expired January 1, 1997, negatively impacted cost of transportation as a percentage of revenues for the period. In fiscal 1996, the Federal Excise Tax expired January 1, 1996, and was not reinstated until August 27, 1996. The increase of cost of transportation as a percentage of revenues that resulted from these factors was largely offset by increases in airfreight shipping volumes, as the number of shipments increased 49.2% and the total weight of cargo shipped increased 44.1% over the nine months ended June 30, 1996, and the continued expansion of the Company's local pick-up and delivery operations, which enabled the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 58.1% to $112.9 million for the nine months ended June 30, 1997 from $71.4 million in the same period in fiscal 1996 as a result of increases in air freight shipped. Gross margins decreased to 43.7% in the nine months ended June 30, 1997 from 44.2% in the same period in fiscal 1996. Gross profit increased 54.7% to $87.5 million for the nine months ended June 30, 1997 from $56.6 million in the same period in fiscal 1996.

      Operating expenses remained relatively constant as a percentage of revenues at 34.9% and 34.8%, respectively in the first nine months of fiscal 1997 and 1996. The $25.5 million of increased costs in absolute terms was attributable primarily to continued growth in the level of operations from existing and additional terminals and expansion of local delivery operations. Personnel costs increased as a percentage of revenues to 23.0% for the nine months ended June 30, 1997 from 22.6% in the same period in fiscal 1996, and increased in absolute terms by 59.3% to $46.1 million due to increased staffing needs associated with the opening of 13 new terminals, expanded operations at existing terminals and increased revenues, which resulted in increased commissions. Such costs include all compensation expenses, including those relating to sales commission and salaries and to headquarters employees and executive officers. The Company has recently added personnel to build infrastructure, to keep pace with its recent significant growth and to prepare for expected growth in fiscal 1998. Other selling, general and administrative expenses decreased slightly as a percentage of revenues to 11.9% for the nine months ended June 30, 1997 from 12.2% in the same period in fiscal 1996, and increased in absolute terms by 53.4% to $23.9 million in the first nine months ended June 30, 1997 from $15.6 million in the same period in fiscal 1996.

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For the nine months ended June 30, 1997, selling expenses as a percentage of revenues decreased by 0.2% and other general and administrative expenses as a percentage of revenue decreased 0.1% compared to the same period in fiscal 1996. The increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1997 period.

        Operating income increased 45.2% to $17.6 million in the first nine months of fiscal 1997 from $12.1 million in the comparable period in fiscal 1996. Operating margin for the first nine months of fiscal 1997 was 8.8%, down from 9.5% for the same period in fiscal 1996 primarily due to the higher transportation costs as a percentage of revenues during the nine months ended June 30, 1997.

        Interest and other income increased to $1.3 million in the first nine months of fiscal 1997 from $758,000 in the comparable period in fiscal 1996 as a result of increased levels of investments resulting from the initial and secondary public offering proceeds. Interest expense was zero for the first nine months of fiscal 1997 as compared to $141,000 in the same period in fiscal 1996. The interest expense was associated with the promissory notes distributed to the Company's S Corporation shareholders and short-term borrowings on the Company's revolving line of credit. A portion of the net proceeds from the initial public offering was used to retire the full amount of these debts with the final payment being made in June 1997. Interest and other income for the fiscal 1997 period included a one-time payment of $375,000 by Mr. Daniel S. Swannie, a former executive officer and director of the Company, in connection with the reimbursement of the Company's internal costs related to the February 1997 secondary public offering.

        Income before provision for income taxes increased 48.8% to $18.9 million for the first nine months of fiscal 1997 from $12.7 million in the comparable period of fiscal 1996. Provision for income taxes increased 83.3% to $7.4 million for the nine months ended June 30, 1997 from $4.0 million for nine months ended June 30, 1996. A portion of the increase in provision for income taxes was from the termination of the S Corporation status shortly prior to the initial public offering on December 6, 1995, at which time Eagle USA Airfreight, Inc. began accruing federal income taxes. Federal income taxes had previously been paid by the Company's subsidiaries. Net income increased 32.8% to $11.6 million for the nine months ended June 30, 1997 from net income of $8.7 million in the same period in fiscal 1996 and increased 49.0% from pro forma net income of $7.8 million in the same period in fiscal 1996, which reflects a charge for federal income taxes during the S Corporation period. Net income per share increased 44.2% to $0.62 for the nine months ended June 30, 1997 from $0.43 in the same period in fiscal 1996 even with the increase in shares outstanding as a result of the initial public offering and the secondary offering.

Three Months Ended June 30, 1997 compared to the Three Months Ended June 30,
1996

        Revenues increased 47.8% to $71.3 million for the three months ended June 30, 1997 from $48.2 million in the same period of fiscal 1996 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted primarily from an increase in the number of terminals open during such period, an increase in penetration in existing markets and the addition of significant national account customers.

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Operating data for the period were as follows:

                                                                                     Three Months Ended June 30,
                                                                                     ---------------------------
                                                                                         1997               1996
                                                                                     --------           --------

             Freight forwarding terminals at end of period                                 57                 44
             Local delivery locations at end of period                                     43                 24
             Freight forwarding shipments                                             183,085            136,327
             Average weight per freight forwarding shipment                               598                555

        For those freight forwarding terminals open as of the beginning of fiscal 1996 (37 terminals), revenues increased 36.5% to $58.3 million for the three months ended June 30, 1997 from $42.7 million for the three months ended June 30, 1996.

        Revenues for the three months ended June 30, 1997 were comprised of $66.8 million of forwarding revenues, $4.3 million of local pick-up and delivery revenues and $196,000 of other freight forwarding service revenues, as compared to $45.4 million, $2.7 million and $94,000, respectively, for the three months ended June 30, 1996.

        Cost of transportation increased during the quarter ended June 30, 1997 as a percentage of revenues to 56.1% from 56.0% in the comparable period in fiscal 1996, as a result of several factors. For the period October 1996 to May 1997, several of the Company's transportation providers implemented a fuel surcharge (which was not in effect during the fiscal 1996 period). Increased revenues from international freight, which were $5.9 million for the three months ended June 30, 1997 as compared to $3.0 million for the same period in fiscal 1996, also contributed to the higher cost of transportation as a percentage of revenues. Additionally, the reinstatement on March 7, 1997 of the Federal Excise Tax, which had previously expired January 1, 1997, negatively impacted cost of transportation as a percentage of revenues for the quarter. In fiscal 1996, the Federal Excise Tax expired January 1, 1996 and was not reinstated until August 27, 1996. The increase of cost of transportation as percentage of revenues that resulted from these factors was largely offset by increases in airfreight shipping volumes, as the number of shipments increased 34.3% and the total weight of cargo shipped increased 44.7% over third quarter 1996, and the continued expansion of the Company's local pick-up and delivery operations, which enabled the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 48.0% to $39.9 million in the fiscal 1997 quarter from $27.0 million in the fiscal 1996 quarter as a result of increases in air freight shipped. Gross margins decreased to 43.9% in the third quarter of fiscal 1997 from 44.0% in the same period in fiscal 1996. Gross profit increased 47.6% to $31.3 million in the third quarter of fiscal 1997 from $21.2 million in the same period in fiscal 1996.

        Operating expenses increased as a percentage of revenues to 35.0% in the three months ended June 30, 1997 from 34.6% for the same period in fiscal 1996. The $8.3 million of increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs increased as a percentage of revenues to 23.7% in the three months ended June 30, 1997 from 22.3% in the same period in fiscal 1996, and increased in absolute terms by 57.1% to $16.9 million due to increased staffing needs associated with the opening of 13 new terminals, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions. Such costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has recently added personnel to build infrastructure, to keep pace with its recent significant growth and to prepare for expected growth in fiscal 1998. These additions could have the effect of increasing personnel costs as a percentage of revenue for at least the near term. Other selling, general and administrative expenses decreased as a percentage of revenues to 11.3% in the third quarter of fiscal 1997 from 12.3% in the third quarter of fiscal 1996, and increased in absolute terms by 35.5% to $8.1 million in the fiscal 1997 period from $5.9 million in the fiscal 1996 period. In the third quarter of fiscal 1997, selling expenses as a percentage of revenues decreased by 0.2% and other general and administrative expenses as a percentage of revenues decreased by 0.8% compared to the third quarter of fiscal 1996. The

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1997 period.

        Operating income increased 40.7% to $6.4 million in the third quarter of fiscal 1997 from $4.5 million in the comparable period in fiscal 1996. Operating margin for the quarter ended June 30, 1997 was 8.9%, down from 9.4% for the three months ended June 30, 1996 primarily due to the higher transportation costs as a percentage of revenues during the three months ended June 30, 1997.

        Interest income increased to $374,000 from $295,000 as a result of increased levels of investments resulting from the public offering proceeds received during the fiscal 1997 quarter. Interest expense was zero for the third quarter of fiscal 1997 as compared to $5,000 in the same period in fiscal 1996.

        Income before provision for income taxes increased 40.0% to $6.7 million for the third quarter of fiscal 1997 from $4.8 million in the comparable period of fiscal 1996. Provision for income taxes increased 55.1% to $2.6 million for the three months ended June 30, 1997 from $1.7 million for the three months ended June 30, 1996. Net income increased 31.8% to $4.1 million in the third quarter of fiscal 1997 from net income of $3.1 million in the same period in fiscal 1996. Net income per share increased 29.4% to $0.22 per share for the quarter ended June 30, 1997 from $0.17 in the same period in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and short-term investments increased $4.0 million to $34.1 million at June 30, 1997 from $30.1 million at September 30, 1996. At June 30, 1997, the Company had working capital of $58.6 million and a current ratio of 3.72 compared to working capital of $41.5 million and a current ratio of 2.95 at September 30, 1996. The Company's working capital has increased during the period primarily as a result of the proceeds from the Company's secondary public offering, profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the nine months ended June 30, 1997 were approximately $4.3 million. The Company believes that cash flow from operations, its $10 million credit facility and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

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

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Other than its initial and secondary public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease purchase arrangements. The Company has a $10 million revolving credit facility with NationsBank of Texas, N.A. As of June 30, 1997, no amounts were outstanding under this credit facility. The borrowing base under the credit facility is equal to 80% of eligible accounts receivable and was approximately $29.3 million as of June 30, 1997. Borrowings under the credit facility bear interest, at the Company's option, at the bank's prime rate or LIBOR plus an interest margin based on leverage ratios. The credit facility expires and borrowings under the credit facility are due in January 1998. Borrowings under the credit facility are collateralized by substantially all of the Company's inventory and accounts receivable. The credit facility's covenants restrict the incurrence of other debt in an amount exceeding $1 million, include restrictions on liens, investments and acquisitions, require the maintenance of minimum net worth, a fixed charge coverage ratio and a leverage ratio and restrict the payment of dividends to 25% of the Company's cumulative net worth generated after the date of the initial public offering. The Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

        The Company made distributions of cash and/or notes to its pre-IPO shareholders in an estimated amount of $14.6 million and $2.7 million during the fiscal years ended September 30, 1995 and 1996, respectively. Prior to the closing of the IPO, the Company paid a series of distributions of cash and notes in an amount estimated to equal to all of its previously undistributed S Corporation earnings. A final payment on the notes of $634,855 was made during the quarter ended June 30, 1997.

        As of June 30, 1997, the Company had outstanding non-qualified stock options to purchase an aggregate of 2,319,270 shares of Common Stock at exercise prices equal to the fair market value of the underlying Common Stock on the dates of grant (prices ranging from $1.25 to $30.63). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine months ended June 30, 1997 of non-qualified stock options to purchase an aggregate of 228,857 shares of Common Stock, the Company is entitled to a federal income tax deduction of approximately $5.2 million. Assuming an effective tax rate of 40%, the Company expects to recognize a tax benefit of approximately $2.1 million with respect to the nine months ended June 30, 1997, accordingly, the Company recorded such an increase in additional paid-in capital and a decrease in current income taxes payable pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Any exercises for non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits for the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS, NONE
ITEM 2.  CHANGES IN SECURITIES, NONE
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS, NONE
ITEM 5.  OTHER INFORMATION

         FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth; construction of new facilities; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of offering proceeds; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

                    11(i) Computation of Per Share Earnings for the Nine Months ended June 30, 1997 and 1996.

                    11(ii) Computation of Per Share Earnings for the Three Months ended June 30, 1997 and 1996.

                    27        Financial Data Schedule.

      ------------------
*     Incorporated by reference as indicated.


             (B) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         EAGLE USA AIRFREIGHT, INC.
                                   --------------------------------------
                                                 (Registrant)


Date: August 13, 1997               BY: /s/ JAMES R. CRANE
      -------------------------         ---------------------------------
                                        James R. Crane
                                        President


Date: August 13, 1997               BY: /s/ DOUGLAS A. SECKEL
      -------------------------         ---------------------------------
                                        Douglas A. Seckel
                                        Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBITS                           DESCRIPTION
--------                           -----------

  *3(i) Second Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

  *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

  11(i) Computation of Per Share Earnings for the Nine Months ended June 30, 1997 and 1996.

  11(ii) Computation of Per Share Earnings for the Three Months ended June 30, 1997 and 1996.

  27        Financial Data Schedule.

------------------
*Incorporated by reference as indicated.