Form 10-K
period 1997-09-30
EAGLE USA AIRFREIGHT INC
filed 1997-12-19
CIK 1001718

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


For the Fiscal Year Ended September 30, 1997              Commission No. 0-27288

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

At November 26, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $237,726,777 based on the closing price of such stock on such date of $30.625.

At November 26, 1997, the number of shares outstanding of registrant's Common Stock was 18,267,861.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 1998 Annual Meeting of Shareholders to be held on February 23, 1998 are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1997.

================================================================================

                               TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
         Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10
         Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . . .  12

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13
         Item 5. Market for Registrant's Common Stock and Related Shareholder Matters . . . . . . . . . . . . . . . .  13
         Item 6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . .  16
         Item 8. Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . .  21
         Item 10. Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . .  22
         Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
         Item 12. Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . .  22
         Item 13. Certain Relationships and Related Party Transactions  . . . . . . . . . . . . . . . . . . . . . . .  22
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . . .  22

                                     PART I

ITEM 1. BUSINESS

         Eagle USA Airfreight, Inc. ("Eagle" and together with its subsidiaries, the "Company") is engaged in the business of providing air freight forwarding and other transportation and logistics services. Historically, the Company has grown through the expansion of its domestic air freight forwarding customer base and terminal network. In the past two fiscal years, the Company has rapidly expanded its terminal network from 37 in September 1995 to 60 in September 1997. As the Company has expanded nationwide, it has broadened the services it provides to include local pick-up and delivery and truck brokerage services as well as various "value added" logistics services. Recently, the Company has begun expanding its international air freight forwarding operations and establishing arrangements with cargo agents in international locations. The Company believes that its growth has been largely attributable to its ability to work closely with its customers to provide customized freight shipping services on a price competitive basis.

INDUSTRY OVERVIEW

         As business requirements for efficient and cost-effective distribution services have increased, so has the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in different locations and distribute their products to numerous destinations. As a result, companies frequently desire expedited or time-definite shipment services. Time-definite shipments are required to be delivered at a specific, typically less expedited time, which may result in lower rates than expedited shipments.

         Companies requiring some form of expedited or time-definite handling generally have two principal alternatives to transport freight: they may use an air freight forwarder or ship via a fully integrated carrier. An air freight forwarder procures shipments from customers, makes arrangements for transportation of the cargo on a carrier and may arrange both for pick-up from the shipper to the carrier and for delivery of the shipment from the carrier to the recipient. Air freight forwarders often tailor the routing of each shipment to meet the price and service requirements of the customer. Fully integrated carriers provide pick-up and delivery service, primarily through their own captive fleets of trucks and aircraft. Since air freight forwarders select from various transportation options in routing customer shipments, they are often able to serve their customers less expensively and with greater flexibility than integrated carriers. In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often have significant restrictions on delivery schedules and shipment weight, size and type. Air freight forwarders, however, generally handle shipments of any size and can offer customized shipping options, thus offering an effective alternative for shippers of freight.

         Most air freight forwarders, like the Company, focus on the shipment of heavy cargo and do not directly compete for the majority of their business with integrated shippers of primarily small parcels such as Federal Express Corporation, United Parcel Service of America, Inc., Airborne Freight Corporation, DHL Worldwide Express, Inc. and the United States Postal Service, certain of which on occasion serve as a source of cargo space to forwarders. However, certain integrated carriers, such as Emery Air Freight Corporation and BAX Global, Inc., focus on shipment of heavy cargo in competition with forwarders. Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which to a certain extent depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

         The domestic air freight forwarding industry is highly fragmented. Many industry participants are capable of meeting only a portion of their customers' required transportation service needs. Some national domestic air freight forwarders rely on networks of terminals operated by franchisees or agents. The Company believes that the development and operation of Company-owned terminals and staff under the supervision of the Company's management have enabled it to provide a higher degree of financial and operational control and service assurance than that offered by franchise-based networks.

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

         The Company neither owns nor operates any aircraft and, consequently, places no restrictions on delivery schedules or shipment size. It arranges for transportation of its customers' shipments via commercial airlines and, to a lesser extent, air cargo carriers. All of the Company's air shipments can be accommodated by either narrow-body or wide- body aircraft. The Company selects the carrier for a shipment on the basis of route, departure time, available cargo capacity and cost. The Company has begun regularly-scheduled dedicated charters of four cargo airplanes under short term leases to service specific transportation lanes. On occasion, the Company charters cargo aircraft for use in other transportation lanes, as needed.

         Due to the high volume of freight controlled by the Company, it is able to obtain discounted rates from airlines and is often able to reserve space at times when available space is limited. As a result, the Company can provide shipment options not directly available to its customers. Occasionally, the Company is able to consolidate shipments to further reduce its costs of transportation. The Company's rate schedule generally offers increasing discounts for shipment options with later scheduled delivery times. The Company's per pound rates are also based on shipment weight and generally decrease as the weight of the shipment increases.

         The Company offers its customers five major delivery schedule options:
(i) next flight - immediate pick-up and placement of the shipment on the next available flight; (ii) next day AM priority - shipments that take precedence for delivery by the morning of the following day; (iii) next day PM - shipments delivered by the afternoon of the following day; (iv) second day - shipments delivered by the afternoon of the second following day; and (v) economy - shipments typically delivered by the afternoon of the third - fifth day after shipment. The Company draws on its logistics expertise to provide forwarding services that are customized to meet the needs of the customer and, in addition to regularly scheduled service, offers customized schedules to do so. In addition, the Company's services are customized to address each client's individual shipping requirements, generally without restrictions on shipment weight, size or type. Once the requirements for an individual shipment have been established, the Company proactively manages the execution of the shipment to ensure the fulfillment of the customer's service requirements.

         During the fiscal year ended September 30, 1997, the Company's principal forwarding customers included shippers of computers and other electronic and high-technology equipment, printed and publishing materials, automotive parts, trade show exhibit materials, telecommunications equipment, machinery and machine parts and apparel. Shipments that are relatively less time-sensitive or for which expedited delivery is not economical are often shipped second day or economy. These options enhance the Company's opportunity to achieve savings by the use of truck transportation, the consolidation of shipments and the increased air cargo options afforded by the additional time for shipment. During the fiscal year ended September 30, 1997, average shipment weight was approximately 521 pounds, ranging in size from small packages of documents to 60,000 pound deliveries of trade show exhibit material. Although the Company imposes no size or weight restrictions on shipments, it focuses on shipments of over 50 pounds. As a result, it does not directly compete for most of its business with overnight courier or small parcel companies, such as Federal Express Corporation and United Parcel Service of America, Inc. Such companies typically use their own captive airplane fleets, which on occasion serve as a source of cargo space for the Company's forwarding operations.

         When acting as a forwarder, the Company is legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a contractual limitation on liability to the lesser of $0.50 per pound or $50 for domestic flights and the greater of $50 or $20 per kilogram ($9.07 per pound) for international flights. However, because an air freight forwarder's relationship to an airline is that of a shipper to a carrier, the airline generally has the same responsibility to the Company as the Company has to its customers. Additionally, shippers may purchase insurance on shipments. The Company may have sole carrier liability for a shipment prior to or after delivery to the carrier, and in certain other cases. The Company's claims expenses have generally been limited, totaling $652,000, $468,000, and $324,000 for the fiscal years ended 1997, 1996 and 1995, respectively.

         The Company's ability to serve its customers depends on the availability of air cargo space, including that on passenger and cargo airlines that service the relevant transportation lanes. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines serving particular transportation lanes at particular times, which could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond the control of the Company. Although the Company does not believe that the lack of cargo space has had a significant impact on its ability to book cargo space to date, future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines for cargo space.

INTERNATIONAL AIR FREIGHT FORWARDING SERVICES

         The Company continues to expand its international forwarding operations by entering into agreements with independent cargo agents at strategic worldwide locations. These agents provide breakbulk, pick-up and delivery, and customs brokerage services for cargo generated by the Company's North American based locations, as well as arranging for overseas sales of cargo bound for North America. The Company plans to expand its overseas presence through a variety of means that may include exclusive or nonexclusive agency agreements, direct equity positions within selected overseas agencies and strategic acquisitions. The Company is also emphasizing the marketing of its international services throughout its North American network, particularly at some of its largest locations, including: Atlanta, Chicago, Dallas, Houston, Los Angeles, Miami, Monterrey (Mexico), New York, San Francisco, and Toronto (Canada). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         To support its international operations, in the third quarter of fiscal year 1997 the Company received certification from the Federal Maritime Commission as an NVOCC (Non-Vessel Owning Common Carrier) to facilitate the handling of ocean shipments. Additionally, the Company intends to pursue a customs brokerage license from the U.S. Department of the Treasury. The Company generated $20.9 million in international revenues in the fiscal year ended September 30, 1997, or an increase of $11.1 million over the previous fiscal year ended September 30, 1996. The Company intends to utilize its relationships with the major U.S. based air carriers to secure competitive rate and space agreements for its international cargo. In addition, the Company continues to emphasize the use of both Eagle Transportation Services and Eagle Freight Services to facilitate the pick-up, delivery and line-haul for the domestic portion of international freight shipments. The Company is also developing an exclusive international information management system which is expected to utilize Internet-based technology to facilitate its operations and communications network.

         The Company's international operations may be influenced by a number of factors and subject to risks, many which are beyond the Company's control, including the volume of international trade, economic and political conditions in the United States and abroad, work stoppages, exchange controls, currency fluctuations, wars and other armed conflicts and laws relating to tariffs, trade restrictions, foreign investment and taxation.

LOCAL DELIVERY SERVICES

         Through its subsidiary, Eagle Freight Services, Inc., the Company provides same-day local pick-up and delivery services, both for shipments for which it is acting as an air freight forwarder as well as for third-party customers requiring pick-up and delivery within the same metropolitan area. The Company believes that Eagle Freight Services provides an important complement to its air freight forwarding services by allowing for quality control over the critical pick-up and delivery segments of the transportation process as well as allowing for prompt, updated information on the status of a customer's shipment at each step in such process. Eagle Freight Services focuses on obtaining and servicing those accounts with a relatively high volume of business, which the Company believes provides a greater potential for profitability than a broader base of small, infrequent customers. The Company is in the process of upgrading the information systems used by Eagle Freight Services. Such improvements included bar code and signature scanners that are currently being field tested and would allow for enhanced tracking of shipments and real-time access by shippers of receipt signatures for proof of delivery information. The Company used a portion of the proceeds from its initial public offering to fund this upgrade during fiscal years 1997 and 1996

         Eagle Freight Services commenced service in Houston in 1989 and in recent years has rapidly expanded its operations. On October 1, 1994, the Company acquired a 50% ownership interest in Eagle Freight Services and acquired the remaining 50% at the closing of the initial public offering on December 6, 1995. As of September 30, 1997, local delivery services were offered in 43 of the 60 cities in which the Company's terminals were located, with 15 of such locations being established during fiscal 1997. Such cities are generally the sites of the Company's busiest forwarding operations. The Company currently intends to initiate local pick-up and delivery services in approximately 20 additional locations in fiscal 1998, although such plans may change based on several factors. Eagle Freight Services is currently offered at one location without airfreight forwarding operations. On-demand pick-up and delivery services are available 24 hours a day, seven days a week. In most locations, delivery drivers are independent contractors who operate their own vehicles. The Company's Houston and Columbus operations include a number of Company-owned or leased trailers, trucks and other ground equipment primarily to service certain specific customer accounts.

         During the fiscal years ended September 30, 1997 and 1996, Eagle Freight Services had revenues of $65.0 million and $31.7 million, respectively. Approximately $47.9 million and $20.2 million of such revenues in the fiscal years ended September 30, 1997 and 1996, respectively, were attributable to the Company's air freight forwarding operations, which were approximately 83% and 63%, respectively, of the total cost of providing local pick-up and delivery for the Company's freight forwarding customers. The remaining $17.1 million and $11.5 million, respectively, of Eagle Freight Service's revenues in such years was attributable to local delivery services for third-party (non-forwarding) customers.

TRUCK BROKERAGE

         In April 1995, the Company established Eagle Transportation Services, Inc. the Company's truck brokerage subsidiary, to provide additional logistical support to its forwarding operations and, to a lesser extent, to provide truckload service to selected customers. Eagle Transportation Services locates and secures capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the economy delivery option. The use of Eagle Transportation Services enables the Company to meet delivery requirements without having to rely on third-party truck brokerage services. Additionally, by providing for its own truck brokerage, the Company has been able to achieve greater efficiencies and utilize purchasing power over transportation providers. Eagle Transportation Services does not own any trucks, but instead utilizes carriers or independent owner-operators of trucks and trailers on an as-needed basis. The Company utilizes its relationships with a number of independent trucking companies to obtain truck and trailer space. If space is not available through such companies, the Company utilizes electronic bulletin boards to communicate with independent truckers as to the Company's needs. The average length of haul was approximately 1,061 and 1,245 miles, during the fiscal years ended September 30, 1997 and 1996, respectively. Eagle Transportation Services is operated out of the Company's Houston offices. As with local pick-up and delivery services, the Company views Eagle Transportation Services primarily as a means of maintaining quality control and enhancing customer service of its core air freight forwarding business as well as a means of capturing a portion of profits that would otherwise be earned by third parties. The Company may expand its truck brokerage operations selectively in the future beyond providing support to its air freight operations, to providing truck brokerage services to customers that do not utilize the Company's air freight services.

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

         The Company has developed and continues to upgrade its information systems. The Company's integrated information systems (collectively, "Worldport") include logistics information, management information and accounting systems. A central computer located at the Company's headquarters in Houston, Texas is accessible from computer terminals located at all of its facilities and from computer terminals located at the facilities of many of the Company's customers through the use of a toll-free dial-in program developed by the Company. The Worldport system provides a comprehensive source of information for managing the logistics of the Company's sourcing and distribution activities. Specifically, the Worldport system permits the Company to track the flow of a particular shipment from purchase order through the transportation process to the point of delivery. Through the system, the Company can also access daily financial information for the entire Company, a particular terminal, a particular customer or a given shipment. Worldport permits on-line entry and retrieval of shipment, pricing, scheduling, booking and tracking data and interfaces with the Company's management information and accounting systems. Electronic data interchange connections to selected airlines permit instant retrieval by the Company, and those of its customers interfacing with Worldport, of information on the status of shipments in the custody of those airlines. Worldport's electronic data interchange also allows for status updates, electronic invoicing, funds exchange and file exchange. Worldport provides the Company's sales force with margin information on customers and shipments, thereby enhancing the Company's ability to bid aggressively for future forwarding business and to avoid committing to unprofitable shipments. Worldport can provide the Company's management and customers with reports customized to meet their information requirements. The Company believes that its systems have been instrumental in the productivity of its personnel and the quality of its operations and service, and have resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and dissemination of critical information, both internally and to customers. The Company's web site allows customers to obtain shipment tracing information via the Internet.

         The expansion of the Company's local pick-up and delivery service is expected to further improve the Company's logistics system by enabling data with respect to a shipment to be input remotely from point of pick-up through point of delivery. The Company has purchased and is field testing the use of remote hand-held bar code and signature scanners for use by its pick-up and delivery operations. Worldport is integrated with these scanners to automatically apply the proof of delivery information to the system. This information is then made immediately available to all on-line locations as well as customers' dial-in facilities, allowing for enhanced tracking of shipments and immediate viewing by shippers of receipt signatures.

         The Company's systems also include Eagle-Ship (formally, ASAM), which allows its customers to automate their shipping process and consolidate their shipping systems. Eagle-Ship was developed by, and through January 2001 is licensed to the Company from, ASAM International, which is restricted from making the system available to most other major air freight forwarders during that time. For customers using Eagle-Ship, the Company provides a dedicated personal computer, printer and bar code scanner that allow the customer's shipping dock personnel to process and weigh boxes, record the shipment, produce customized box labels and print an Eagle house airway bill or bill of lading. Eagle-Ship also provides customers with weight analysis, tariff reporting, assistance in consolidation of like orders and price comparison among shipping options.

         Eagle-Ship enables the Company's customers to process shipments for many carriers with one personal computer and to compare the cost and service options of various carriers, consolidate Eagle-Ship label printing and generate reports that profile the customer's shipping activity. Eagle-Ship is designed to run shipping systems for United Parcel Service of America, Inc., Federal Express Corporation, Airborne Freight Corporation and Emery Air Freight Corporation, and can be customized to run the systems of up to 99 other air and truck carriers. The Company believes that Eagle-Ship gives it a competitive advantage among a growing number of customers that are resistant to the proliferation of dedicated shipper systems because of the cost, complexity and dock space required to maintain a separate personal computer for each carrier, and that the use of Eagle-Ship should lead to increased use of the Company's services by helping to ensure that customers will allocate dock space to Eagle-Ship rather than multiple systems from other carriers. Although Eagle-Ship does provide customers with assistance in selecting competitors for the Company's shipping services, the Company believes that much of such information, such as that relating to Federal Express Corporation, is used in the delivery of documents and small packages, which constitute a small portion of the Company's cargoes, and that, overall, Eagle-Ship will demonstrate to customers the advantages of the Company's services in comparison to its more direct competitors. As of September 30, 1997 and 1996, the Company had installed 62 and 31, respectively, Eagle-Ship personal computers for its customers. The Company believes that Eagle-Ship enhances its ability to market to national accounts.

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

         The Company has established Eagle Exhibitor Services, an internal group that focuses on the special needs of exhibitors in the trade show industry. In addition to air freight forwarding and charter services, this group provides special exhibit handling, by-appointment delivery, caravan services and short-term warehousing.

MARKETING AND CUSTOMERS

         The Company's customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive parts, trade show exhibit materials, telecommunications equipment, machinery and machine parts and apparel. For the fiscal year ended September 30, 1997, no customer accounted for greater than 10% of the Company's revenues. Adverse conditions in the industries of the Company's customers or loss of a significant customer could negatively impact the Company. The Company expects that demand for the Company's services (and consequently its results of operations) will continue to be sensitive to domestic and, increasingly, global economic conditions and other factors beyond its control.

         The Company markets its services through an organization consisting of approximately 175 full-time salespersons supported by the sales efforts of senior management, its six regional managers, its ten regional sales managers, its terminal managers and its national services center. The Company plans to emphasize the marketing of international services through a separate sales force. Managers at each terminal are responsible for customer service and coordinate the reporting of customers' requirements and expectations with the regional managers and regional sales managers. In addition, the regional managers are responsible for the financial performance of the stations in their region. Company employees are available 24 hours a day to respond to customer inquiries.

         The Company has increased its emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, such as electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to integrated carriers and a very small number of forwarders. The Company believes that its recent growth and development has enabled it to more effectively compete for and obtain these accounts.

COMPETITION AND INDUSTRY TRENDS

         Competition within the freight industry is intense. Although the industry is highly fragmented, with a large number of participants, the Company competes most often with a relatively small number of forwarders with nationwide networks and the capability to provide the breadth of services offered by the Company and with fully integrated carriers focusing on heavy cargo, including Emery Air Freight Corporation and BAX Global, Inc. The Company also encounters competition from passenger and cargo air carriers, trucking companies and others. As the Company expands its international operations, it expects to encounter increased competition from those forwarders that have a predominantly international focus, including Fritz Companies Inc., Expeditors International of Washington Inc., Circle Group, Inc. and Air Express International Corporation, as well as from its competitors for domestic forwarding. Many of the Company's competitors have substantially greater financial resources than the Company. The Company also encounters competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. The Company believes that quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price are the most important competitive factors in its industry.

EMPLOYEES

         The Company had approximately 1,575 full-time employees at September 30, 1997, including 175 sales personnel. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good. The Company also has contracts with approximately 659 independent owner/operators of local delivery services as of September 30, 1997. The independent owner/operators own, operate and maintain the vehicles they use in their work for the Company and may employ qualified drivers of their choice. Company-owned vehicles are driven by 137 Company employees as of September 30, 1997.

         The Company pays its entire sales force and most of its operations personnel what it believes is significantly more than the industry average and offers a broad-based compensation plan to these employees. Sales personnel are paid a gross commission on shipments sold, while operations personnel and management are paid bonuses based on the profitability of their terminals, as well as the profitability of the Company. To ensure quality control and the profitability of accounts, terminal managers retain the final approval on all accounts.

         From time to time, third parties, including the Internal Revenue Service ("IRS") and state authorities, have sought to assert, and at times have been successful in asserting, that independent owner/operators in the transportation industry, including those of the type utilized in connection with the Company's local pick-up and delivery operations, are "employees," rather than "independent contractors," thus requiring the withholding of employee and payroll taxes. Although the Company believes that the independent owner/operators utilized by it are not employees, there can be no assurance that the IRS and state authorities will not challenge this position, or that federal and state tax or other applicable laws, or interpretations thereof, will not change. If they do, the Company could incur additional employee benefit-related expenses and could be liable for additional taxes, penalties and interest for prior periods and additional taxes for future periods. From time to time drivers for Eagle Freight Services are involved in accidents. Although most of these drivers are independent contractors, there can be no assurance that the Company will not be held liable for the actions of such drivers or that claims against the Company will not exceed the amount of insurance coverage. An increase in the costs relating to accidents, claims or insurance could adversely affect the Company.

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

         The Company's truck brokerage operations require it to be regulated as a property broker by the Surface Transportation Board for which the Company has obtained a property broker license and surety bond. The Company's current domestic customs brokerage agents are, and any such future internal customs brokerage operations will be, subject to the licensing requirements of the United States Department of the Treasury and are regulated by the United States Customs Service. The Company's foreign customs brokerage agents are licensed in and subject to the regulations of their respective countries. The Federal Maritime Commission will regulate the Company's expected ocean forwarding operations (the "FMC"). The FMC licenses ocean freight forwarders. Indirect ocean carriers (Non-Vessel Operating Common Carriers) are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

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

ITEM 2. PROPERTIES

         As of September 30, 1997, the Company's corporate office occupied approximately 51,000 square feet of space in facilities located in Houston, Texas. All corporate office space is leased under agreements that expire in 1998. The Company's 60 terminal locations typically are located at or near major metropolitan airports and occupy approximately 1,000 to 52,000 square feet of leased space each and typically consist of offices, warehouse space, bays for loading and unloading and facilities for packing. In addition, the Company has locations that are limited to sales and administrative activities. Currently, other than its Newark terminal, all of such properties are leased, although the Company may purchase or construct facilities if it believes it can do so on a more attractive basis. The Company has purchased a site near its Houston terminal and is constructing a new terminal, warehouse and headquarters facility expected to be completed in February 1998. Generally, each terminal location lease is for a term of three to six years and expires between fiscal 1998 and fiscal 2003. From time to time, the Company may expand or relocate certain terminals to accommodate growth.

         The Company's terminals as of September 30, 1997 were:

 LOCATION                                   AIRPORT SERVED                                      MONTH AND YEAR OPENED
 --------                                   --------------                                      ---------------------
 Houston, Texas*                            Houston Intercontinental Airport                    March 1984
 Dallas, Texas*                             Dallas Ft. Worth International Airport              November 1988
 St. Louis, Missouri*                       Lambert St. Louis International Airport             February 1989
 Atlanta, Georgia*                          Atlanta Hartsfield International Airport            October 1989
 Los Angeles, California*                   Los Angeles International Airport                   May 1991
 San Francisco, California*                 San Francisco International Airport                 June 1991
 Chicago, Illinois*                         Chicago O'Hare International Airport                February 1992
 Newark, New Jersey*                        Newark International Airport                        May 1992
 Boston, Massachusetts*                     Boston Logan International Airport                  February 1993
 Charlotte, North Carolina*                 Charlotte Douglas International Airport             March 1993
 Denver, Colorado*                          Denver International Airport                        March 1993
 San Antonio, Texas*                        San Antonio International Airport                   March 1993
 El Paso, Texas                             El Paso International Airport                       September 1993
 Orlando, Florida*                          Orlando International Airport                       September 1993
 San Diego, California*                     San Diego Lindbergh Field International Airport     October 1993
 Seattle, Washington*                       Seattle Tacoma International Airport                October 1993
 Kansas City, Missouri*                     Kansas City International Airport                   January 1994
 Oklahoma City, Oklahoma*                   Will Rogers International Airport                   January 1994
 Raleigh-Durham, North Carolina*            Raleigh-Durham Airport                              January 1994
 Austin, Texas*                             Robert Mueller Municipal Airport                    February 1994
 Greenville, South Carolina*                Greenville/Spartanburg Airport                      March 1994
 Cincinnati, Ohio*                          Cincinnati/N. Kentucky International Airport        April 1994
 Minneapolis, Minnesota*                    Minneapolis St. Paul International Airport          May 1994
 Memphis, Tennessee*                        Memphis International Airport                       July 1994
 Detroit, Michigan*                         Detroit Metro Airport                               September 1994
 Portland, Oregon*                          Portland International Airport                      September 1994
 Baltimore, Maryland/Washington, D.C.*      Baltimore/Washington International Airport          September 1994
 Phoenix, Arizona*                          Phoenix Sky Harbor International Airport            November 1994
 Cleveland, Ohio*                           Cleveland Hopkins International Airport             December 1994
 Philadelphia, Pennsylvania*                Philadelphia International Airport                  December 1994
 McAllen, Texas*                            McAllen Miller International Airport                January 1995
 Albuquerque, New Mexico*                   Albuquerque International Airport                   June 1995
 Las Vegas, Nevada                          McCarran International Airport                      July 1995
 Indianapolis, Indiana*                     Indianapolis International Airport                  July 1995
 Sacramento, California*                    Sacramento Metro Airport                            July 1995
 San Juan, Puerto Rico                      Luis Munoz Marin International Airport              August 1995
 Pittsburgh, Pennsylvania*                  Pittsburgh International Airport                    September 1995
 Milwaukee, Wisconsin*                      Mitchell International Field                        December 1995
 New Orleans, Louisiana*                    New Orleans International Airport                   January 1996

 LOCATION                                   AIRPORT SERVED                                      MONTH AND YEAR OPENED
 --------                                   --------------                                      ---------------------
 Miami, Florida*                            Miami International Airport                         March 1996
 Hartford, Connecticut                      Bradley International Airport                       April 1996
 Salt Lake City, Utah                       Salt Lake City International Airport                May 1996
 Honolulu, Hawaii                           Honolulu International Airport                      May 1996
 Columbus, Ohio*                            Port Columbus International Airport                 June 1996
 Tulsa, Oklahoma                            Tulsa International Airport                         July 1996
 Omaha, Nebraska                            Eppley Airport                                      July 1996
 Tucson, Arizona*                           Tucson International Airport                        July 1996
 Laredo, Texas                              Laredo International Airport                        October 1996
 Anchorage, Alaska                          Anchorage International Airport                     October 1996
 Richmond, Virginia*                        Richmond International Airport                      October 1996
 Toronto, Ontario*                          Pearson International Airport                       December 1996
 Monterey, Mexico                           Aeropuerto Internacional Mariano Escobedo           April 1997
 South Bend, Indiana                        Michiana Regional Airport                           April 1997
 Harrisburg, Pennsylvania *                 Harrisburg International Airport                    April 1997
 Washington, D.C.**                         Dulles International Airport                        April 1997
 Boise, Idaho                               Boise Air Terminal                                  June 1997
 Reno, Nevada                               Reno/Tahoe International                            June 1997
 Nashville, Tennessee *                     Barryfield Nashville Airport                        July 1997
 Little Rock, Arkansas                      Little Rock National Airport                        August 1997
 Guadalajara, Mexico                        Aeropuerto Internacional Miguel Hidalgo             September 1997
 Mexico City, Mexico                        Aeropuerto Internacional De La CD. De Mexico        September 1997

 -----------------------
 * Includes Eagle Freight Services local pick-up and delivery operations. ** Eagle Freight Services location only.

ITEM 3. LEGAL PROCEEDINGS

         In December 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against the Company and certain of its subsidiaries (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). The Company intends to vigorously defend against the allegations contained in the Commissioner's Charge. In the Commissioner's Charge, the EEOC charged the Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (i) engaging in unlawful discriminatory hiring, recruiting, and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (ii) failures to investigate, (iii) failures to maintain proper records and (iv) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices. The Company cannot currently predict with any great degree of certainty the length of time it will take to resolve this matter, the likely outcome of this matter or the effect of any such outcome. An adverse determination of the matters in the Commissioner's Charge would likely result in a civil action by the EEOC that could seek back pay, other compensatory damages, and punitive damages for the allegedly aggrieved persons.

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. Except as described above, the Company is not currently a party to any material litigation and is not aware of any litigation threatened against it which it believes would have a material adverse effect on its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

         The following table sets forth certain information concerning the executive officers of the Company as of October 1, 1997:

         NAME                AGE                POSITION
         ----                ---                --------
James R. Crane               43        Chairman, President and Chief Executive Officer

Douglas A. Seckel            46        Chief Financial Officer, Secretary and Treasurer

OTHER KEY EMPLOYEES:

Ron Talley                   46        Chief Operating Officer (since December, 1997)

Dan DiGregorio               43        Vice President of Management Information Systems

Wayne Tompkins               46        Senior Vice President of Operations

         The following background material is provided for each executive officer and other key employees, including employment history for at least the last five years:

         James R. Crane has served as President and a director of the Company since he founded the Company in March 1984.

         Douglas A. Seckel has served as Chief Financial Officer of the Company since April 1989, has served as Secretary and Treasurer of the Company since May 1991 and has served as director of the Company since May 1995. Mr. Seckel and Mr. Crane are first cousins.

         Ron Talley was appointed Chief Operating Officer of the Company in December 1997. He joined the Company in 1990 as a station manager, and later served as a regional manager. In 1996, he served as a Senior Vice President of Eagle Freight Services, Eagle Transportation and Eagle Charter, and most recently, he has served as Senior Vice President of Air and Truck Operations for the Company. Prior to joining the Company, Mr. Talley served as a station manager at Holmes Freight Lines from 1982 to 1990. From 1979 to 1982, Mr. Talley held a variety of management positions with Trans Con Freight Lines.
From 1969 to 1979, Mr. Talley served in several management positions at Roadway Express.

         Dan DiGregorio has served as Vice President of Management Information Systems since October 1996. Previously, Mr. DiGregorio served as a director of Worldwide Technical Support for Air Express International Corp. since 1986 and has over 20 years experience related to management information systems in international and domestic airfreight forwarding operations.

         Wayne Tompkins has served as Senior Vice President of Operations since October 1996. Mr. Tompkins joined the Company in January 1996 and served as the manager of the Company's San Francisco terminal during a transitional period before assuming his current position. Prior to joining the Company, he served as President of Red Arrow Freight Lines Inc. from 1994 to 1995 and served in various senior management positions at Roadway Express Inc. from 1976 to 1993. Mr. Tompkins has over 20 years of transportation experience.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         (a) The Company's common stock has been publicly traded through the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol EUSA since the Company's initial public offering effective November 30, 1995. The following table sets forth the quarterly high and low closing sales prices for each indicated quarter of fiscal 1997 and 1996, as adjusted retroactively for a 2-for-1 stock split which occurred August 1, 1996:

Quarter Ended             High              Low
-------------             ----              ---
December 31, 1995         13 1/8             9 1/8
March 31, 1996            15 1/2            12 1/4
June 30, 1996             19                13 3/4
September 30, 1996        26                17 1/4

December 31,1996          27 3/4            25 1/4
March 31, 1997            33 1/2            25 1/4
June 30, 1997             31 3/8            18
September 30, 1997        36 1/8            24 1/8

         There were approximately 1,674 shareholders of record (including brokerage firms and other nominees) of the Company's common stock as of November 26, 1997.

         From October 1992 to the Company's initial public offering, the Company was an S Corporation and distributed to its shareholders all of its taxable income. Prior to its initial public offering, the Company made distributions of cash and/or notes to its pre-IPO shareholders in an estimated amount of $2.7 million and $14.6 million in fiscal 1996 and 1995, respectively. A final payment on the notes of approximately $635,000 was made during the fiscal year ended September 30, 1997. Since its initial public offering, the Company has not paid cash dividends on its common stock and it is the current intention of management to retain earnings to finance the growth of the Company's business. The Company's credit facility limits dividend payments to 25% of the Company's cumulative net worth generated after the date of the initial public offering.

         (b)     Use of Proceeds.

         The Company's Registration Statement on Form S-1 (Registration No. 33-97606), as amended, with respect to the initial public offering (the "Offering") of shares of Company's Common Stock, par value $0.001 per share (the "Common Stock"), was declared effective by the Securities and Exchange Commission on November 30, 1995. The Offering commenced on December 1, 1995, and has since terminated, resulting in the sale by the Company of 2,300,000 shares of Common Stock on December 6, 1995 (including 300,000 shares of Common Stock sold pursuant to the exercise of the underwriters' over-allotment option). The shares sold constitute all of the shares of Common Stock covered by the Registration Statement. The managing underwriters for the Offering were Donaldson, Lufkin & Jenrette Securities Corporation and The Robinson-Humphrey Company, Inc.

         The aggregate price to the public for the shares sold in the Offering was $37,950,000. The expenses incurred by the Company with respect to the Offering were as follows:

Underwriter Discounts and Commissions  . . . . . . . . . . . .   $ 2,656,500
Other Expenses   . . . . . . . . . . . . . . . . . . . . . . .       734,000
                                                                 -----------
Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 3,390,500
                                                                 ===========

         Approximately $22,000 of Other Expenses consisted of payments to a corporation owned by the Company's Chairman of the Board in reimbursement for expenses related to the use of that corporation's owned aircraft in the Offering. None of the other amounts set forth above as Other Expenses were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

         The net proceeds to the Company from the Offering were $34.6 million. As of September 30, 1997, the Company has used such net proceeds as follows:
(i) to repay $2.1 million of indebtedness outstanding under the Company's revolving credit facility, (ii) to repay $11.6 million of promissory notes outstanding to certain of the Company's directors and officers, (iii) to pay $3.9 million of expenses relating to the upgrade of the Company's information systems, (iv) to pay $5.6 million for a fiscal 1997 acquisition, (v) to pay $900,000 to purchase the site of the Company's Newark terminal, and (vi) to make $10.5 million in temporary investments. Except as set forth in clause (ii), none of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

Recent Sales of Unregistered Securities.

         As described in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" the Company issued 33,362 shares of Common Stock on September 19, 1997 as partial consideration for the acquisition of the assets of Michael Burton Enterprises, Inc. Such transaction is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving any public offering.

         As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-General" above and the Company's Prospectus dated November 30, 1995, concurrent with the closing of Company's initial public offering on December 6, 1995, the Company issued 223,025 shares of Common Stock to James R. Crane to purchase his interests in the Company's subsidiaries. Such transaction is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving any public offering.

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

                                                                          FISCAL YEAR ENDED
                                              ---------------------------------------------------------------------------------
                                              SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                  1997             1996             1995             1994             1993
                                              -------------    -------------    -------------    -------------    -------------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF INCOME DATA:
Revenues                                         $291,767         $185,445         $126,214          $83,276          $47,425
Operating income                                   25,699           17,849           12,205            5,886            2,390
Net Income(1)                                      16,798           11,481            7,507            3,554            1,462
Net income per share (1)(2)                           .90              .66              .51              --                --
Weighted average shares outstanding (2)            18,682           17,521           14,782           12,000           12,000

OPERATING DATA:
Gross margin                                        43.9%            44.3%            42.7%            40.2%            39.9%
Operating margin                                     8.8%             9.6%             9.7%             7.0%             5.0%
Operating ratio (3)                                 91.2%            90.4%            90.3%            93.0%            95.0%
Same terminal revenue growth(4)                     48.7%            29.3%            29.1%            44.0%            63.0%
Air freight terminals at period end                    60               47               37               27               14
Local delivery locations at period end                 44               28               11                0                0
Freight forwarding shipments                      832,704          524,685          382,583          291,956          178,545
Average revenue per freight forwarding               $329             $331             $314             $285             $266
 shipment
Average weight (lbs) per freight                      521              576              608              520              506
 forwarding shipment

BALANCE SHEET DATA: (at year end)
Working capital                                   $60,638          $41,487           $6,852           $3,510           $1,025
Total assets                                      106,871           71,729           24,468           16,612            9,884
Long-term indebtedness, net of                          0                0            8,474               11               18
 current portion
Shareholders' equity                               80,504           50,442            1,699            5,031            2,032

-----------------------

(1) Net income for fiscal 1996, 1995, 1994, and 1993 includes a pro forma charge of $945, $3,682, $1,916 and $823, respectively, which represents the estimated federal income taxes that would have been reported had Eagle USA been a C Corporation prior to December 4, 1995.

(2) Net income per share for fiscal 1996 and 1995 is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted to include the following: (i) the retroactive restatement giving effect to the 2-for-1 stock split in August 1996; (ii) the weighted average of common stock equivalents issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method; and (iii) the number of shares required to be sold by the Company to fund S Corporation shareholder distributions upon closing of the initial public offering. The computation for the year ended September 30, 1996 also includes the number of shares that the Company's Chairman of the Board received upon the closing of the initial public offering in connection with the Company's acquisition of interests in subsidiaries. Historical earnings per share is not provided for fiscal 1994 and 1993, as such inclusion is considered to be irrelevant.

(3)      Operating expenses as a percentage of revenue.

(4) Percentage increase in revenues for those terminals open as of the beginning of the prior fiscal year.

        Forward Looking Statements. The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K) including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for and effects and results of international air freight forwarding services and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; technological advancements; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions; effects of Columbus and any other acquisition; use of offering proceeds; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; fiscal 1998 expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

GENERAL

         During the past two fiscal years, the Company's revenues increased at a compound annual rate of 52.1% to $291.8 million in the fiscal year ended September 30, 1997 from $126.2 million in the fiscal year ended September 30, 1995, and its operating income increased at a compound annual rate of 45.1% to $25.7 million in fiscal 1997 from $12.2 million in fiscal 1995. The Company's recent growth has been generated almost exclusively by increasing the number of terminals operated by the Company and growth in revenue produced by existing terminals. Since October 1, 1995, it has added 23 terminals, increasing the total to 60 at September 30, 1997. At that date, 13 of these 60 terminals had been open less than 12 months.

         The Company plans to continue to expand its terminal network. The Company currently plans to open terminals in approximately 15 additional cities in fiscal 1998. Such plans, however, are subject to change based on a variety of factors. The expansion of the Company's terminals is expected to occur primarily in the United States, Canada and Mexico. The Company may complement its internal expansion with selective acquisitions.

         The opening of a new terminal generally has an initial negative impact on the Company's profitability due to operating losses of the new terminal. The opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers.

         The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher revenues per shipment than domestic shipments. The Company anticipates that the costs of transportation for international freight will be higher than for domestic freight as a percentage of such revenues, resulting in lower gross margins than domestic shipments; however, the Company does not expect its operating expenses to increase in proportion to such revenues. The Company also intends to continue the growth of its local pick- up and delivery operations. By providing local pick-up and delivery services with respect to shipments for which it is the freight forwarder, the Company has been able to increase its gross margin with respect to such shipments because it captures margins which were previously paid to third parties. However, the Company's local pick-up and delivery services provided to other (non-forwarding) customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

         Effective October 1, 1992, Eagle elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws. From October 1, 1992 until the termination of its S Corporation status, the Company paid no federal income tax. For financial reporting purposes, for periods prior to the Company's initial public offering, Eagle recorded a provision for state income taxes for all states in which it operated. The Company also has recorded for fiscal 1996 and 1995 the federal income tax liability for each of its subsidiaries, which had paid federal income taxes. Shortly prior to the initial public offering in December 1995, Eagle's status as an S Corporation was terminated, and for periods thereafter, Eagle has been liable for federal income taxes and state income taxes in certain states. Prior to the closing of the initial public offering, Eagle declared distributions payable both in cash and in the form of special distribution notes in an amount equal to all of Eagle's undistributed S Corporation earnings up through such closing. The final payment of these notes was made in fiscal 1997. The Company has no plans to pay any dividends or distributions in the foreseeable future.

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

         The Company has experienced significant growth primarily through increases in sales at existing terminals and opening new terminals. The Company has also recently completed the acquisition of the assets of a Columbus, Ohio transportation provider. See "--Liquidity and Capital Resources." The Company anticipates that its growth strategy in the future will include internal growth in its domestic and international freight forwarding, local pick-up and delivery and truck brokerage business, and could also include additional acquisitions. The Company's ability to continue its growth will depend on a number of factors, including existing and emerging competition, the ability to open new terminals, the ability to maintain profit margins in the face of competitive pressures, the continued recruitment, training and retention of operating and management employees, the strength of demand for its services and the availability of capital to support such growth and the ability to identify, negotiate and fund acquisitions when appropriate. International operations are likely to involve increased costs and risks including those related to foreign regulation, intensified competition, currency fluctuations and exchange controls. Acquisitions involve risks, including those relating to the integration of acquired business, retention of prior levels of business, retention of employees, diversion of management attention, amortization of acquired intangible assets, unexpected liabilities and other problems. There can be no assurance that the Company will be successful in implementing any of its business strategy or plans for future growth.

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings Per Share." The Company will adopt SFAS 128 as required effective October 1, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of "basic" earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. It also requires presentation of diluted earnings per share, which reflects the potential dilution that could occur if securities convertible into common stock were exercised. See Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table presents certain statement of income data as a percentage of revenues for the periods indicated.

                                                                          FISCAL YEAR ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                      1997                1996             1995
                                                                      ----                ----             ----
Revenues                                                             100.0%              100.0%           100.0%
Cost of transportation                                                56.1                55.7             57.3
                                                                      ----                ----             ----
Gross profit                                                          43.9                44.3             42.7

 Personnel costs                                                      23.2                22.5             22.1
 Other selling, general and administrative expenses                   11.9                12.2             10.9
                                                                      ----                ----             ----
Operating expenses                                                    35.1                34.7             33.0
                                                                      ----                ----             ----
Operating income                                                       8.8%                9.6%             9.7%
                                                                       ====                ===              ===
Net income                                                             5.8%                6.2%             6.0%


FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

         Revenues increased 57.3% to $291.8 million in fiscal 1997 from $185.4 million in fiscal 1996 primarily due to increases in the number of shipments and total weight of cargo shipped, which resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets, and the addition of significant national account customers. The number of shipments increased 58.7% (in part attributable to an increased number of smaller shipments during the UPS strike) and the total weight of cargo shipped increased 43.5% over fiscal 1996. For those terminals open as of the beginning of fiscal 1996, revenues increased approximately 48.7% to $253.4 million in fiscal 1997 from $170.5 million in fiscal 1996. Revenues for fiscal 1997 were comprised of $273.7 million of forwarding revenues, $17.1 million of local pick-up and delivery revenues and $1.0 million of other freight forwarding revenues. Total local pick-up and delivery revenues for the Company's Eagle Freight Services subsidiary for fiscal 1997 were $65.0 million, an amount that includes $47.9 million of intercompany sales to Eagle (which were eliminated upon consolidation) and $17.1 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased as a percentage of revenues to 56.1% in fiscal 1997 from 55.7% in fiscal 1996. The increase was the result of several factors. For the period October 1996 to May 1997, several of the Company's transportation providers implemented a fuel surcharge which was not in effect during fiscal 1996. Increased revenues from international freight (which generally have lower gross margins than domestic shipments), which were $20.9 million in fiscal 1997 as compared to $9.8 million in fiscal 1996, also contributed to the higher cost of transportation as a percentage of revenues. Additionally, the reinstatement on March 7, 1997 of the Federal Air Cargo Transportation Excise Tax (the "Federal Excise Tax"), which had previously expired January 1, 1997, negatively impacted cost of transportation as a percentage of revenues for the year. In fiscal 1996, the Federal Excise Tax expired January 1, 1996 and was not reinstated until August 27, 1996. These factors were additionally offset by the continued expansion of the Company's local pick-up and delivery operations, which enabled the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 58.4% to $163.6 million in fiscal 1997 from $103.3 million in fiscal 1996 as a result of increases in air freight shipped. Gross margins decreased to 43.9% in fiscal 1997 from 44.3% in fiscal 1996. Gross profit increased 56.0% to $128.2 million in fiscal 1997 from $82.1 million in fiscal 1996.

         Operating expenses increased as a percentage of revenues to 35.1% in fiscal 1997 from 34.7% in fiscal 1996. Operating expenses increased in absolute terms by 59.4% to $102.5 million in fiscal 1997 from $64.3 million in fiscal 1996. Personnel costs increased as a percentage of revenues to 23.2% in fiscal 1997 from 22.5% in fiscal 1996, and increased in absolute terms by 62.9% to $67.8 million due to increased staffing needs associated with the opening of 13 new terminals and to a lesser extent with respect to the UPS strike, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries to headquarters employees and executive officers. Other selling, general and administrative expenses decreased as a percentage of revenues to 11.9% in fiscal 1997 from 12.2% in fiscal 1996, and increased in absolute terms by 52.8% to $34.6 million in fiscal 1997 from $22.7 million in fiscal 1996. In fiscal 1997, selling expenses decreased by 0.2% and other general and administrative expenses decreased by 0.1% compared to fiscal 1996. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in fiscal year 1997.

         Operating income increased 44.0% to $25.7 million in fiscal 1997 from $17.8 million in fiscal 1996 for the reasons indicated above. Non-operating income increased to approximately $1.7 million in fiscal 1997 from approximately $934,000 in fiscal 1996 due to increased amounts of short-term investments as a result of the cash proceeds from the Company's initial and secondary public offerings and a one-time payment of $375,000, in reimbursement of internal costs related to the February 1997 secondary public offering (see "--Liquidity and Capital Resources").

         Income before income taxes increased 45.8% to $27.4 million in fiscal 1997 from $18.8 million in fiscal 1996. Provision for income taxes for fiscal 1997 was $10.6 million compared to provision for income taxes of $6.4 million for fiscal 1996. A portion of the increase in provision for income taxes was from the termination of Eagle's S Corporation status shortly prior to the initial public offering on December 6, 1995. Net income increased 35.2% to $16.8 million in fiscal 1997 from net income of $12.4 million in fiscal 1996 and increased 46.3% from pro forma net income of $11.5 million in fiscal 1996. Net income per share increased 36.4% to $0.90 in fiscal 1997 from $0.66 pro forma net income per share in fiscal 1996.

         The Company's fiscal 1997 results were affected by the United Parcel Service ("UPS") strike occurring during a two-week period in the fourth quarter of fiscal 1997 as the Company shipped freight that would have ordinarily been shipped by UPS. The Company estimates that the UPS strike resulted in approximately $6 million in incremental revenue which generated approximately 5% after tax profit on such revenue. The strike had a slightly positive impact on gross profit margin as the increased traffic from the strike carried higher yields on a per-pound basis. The strike, however, resulted in higher operating expenses (primarily personnel costs) which offset these higher yields. The Company does not expect to retain any of the business it gained through the UPS strike, as the two companies generally occupy separate niches within the freight transportation marketplace.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

         Revenues increased 46.9% to $185.4 million in fiscal 1996 from $126.2 million in fiscal 1995 primarily due to increases in the number of shipments and total weight of cargo shipped, which resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets, and the addition of significant national account customers. For those terminals open as of the beginning of fiscal 1995, revenues increased approximately 29.3% to $151.6 million in fiscal 1996 from $117.2 million in fiscal 1995. Revenues for fiscal 1996 were comprised of $173.4 million of forwarding revenues, $11.5 million of local pick-up and delivery revenues and $500,000 of other freight forwarding revenues. Total local pick-up and delivery revenues for the Company's Eagle Freight Services subsidiary for fiscal 1996 were $31.7 million, an amount that includes $20.2 million of inter-company sales to Eagle (which were eliminated upon consolidation) and $11.5 million in services to third party (non-forwarding) customers.

         Cost of transportation decreased as a percentage of revenues to 55.7% in fiscal 1996 from 57.3% in fiscal 1995. The decrease was primarily attributable to the continued expansion of the local pick-up and delivery operations, enabling the Company to capture margins previously paid to third parties, and to a lesser extent was attributable to the January 1, 1996 expiration of the Federal Excise Tax, which was reinstated on August 27, 1996. Cost of transportation increased in absolute terms by 42.8% to $103.3 million in fiscal 1996 from $72.4 million in fiscal 1995 as a result of increases in air freight shipped. Gross margin increased to 44.3% in fiscal 1996 from 42.7% in fiscal 1995. Gross profit increased 52.5% to $82.1 million in fiscal 1996 from $53.9 million in fiscal 1995.

         Operating expenses increased as a percentage of revenues to 34.7% in fiscal 1996 from 33.0% in fiscal 1995. Operating expenses increased in absolute terms by 54.4% to $64.3 million in fiscal 1996 from $41.6 million in fiscal 1995. Personnel costs increased slightly as a percentage of revenues to 22.5% in fiscal 1996 from 22.1% in fiscal 1995, and increased in absolute terms by 49% to $41.6 million due to increased staffing needs associated with the opening of ten new terminals, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions. Such costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Other selling, general and administrative expenses increased as a percentage of revenues to 12.2% in fiscal 1996 from 10.9% in fiscal 1995, and increased in absolute terms by 65.4% to $22.7 million in fiscal 1996 from $13.7 million in fiscal 1995. In fiscal 1996, selling expenses increased by 0.1% and other general and administrative expenses increased 1.2% compared to fiscal 1995. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in fiscal year 1996.

         Operating income increased 46.2% to $17.8 million in fiscal 1996 from $12.2 million in fiscal 1995 for the reasons indicated above. Non-operating income increased to approximately $934,000 in fiscal 1996 from approximately $319,000 in fiscal 1995 due to increased amounts of short-term investments as a result of the cash proceeds from the Company's initial public offering.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments decreased $2.3 million to $27.8 million at September 30, 1997 from $30.1 million at September 30, 1996. At September 30, 1997, the Company had working capital of $60.6 million and a current ratio of 3.30 compared to working capital of $41.5 million and a current ratio of 2.95 at September 30, 1996. The Company's working capital has increased primarily as a result of the proceeds from the Company's secondary public offering, profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the fiscal year ended September 30, 1997 were approximately $6.5 million. The Company believes that cash flow from operations, its $10 million credit facility and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

         Other than its initial and 1997 public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease purchase arrangements. The Company has a $10 million revolving credit facility with NationsBank of Texas, N.A. As of September 30, 1997, no amounts were outstanding under this credit facility. The borrowing base under the credit facility is equal to 80% of eligible accounts receivable and was approximately $40.5 million as of October 31, 1997. Borrowings under the credit facility bear interest, at the Company's option, at the bank's prime rate or LIBOR plus an interest margin based on leverage ratios. The credit facility expires and borrowings under the credit facility are due in January 1998. Borrowings under the credit facility are collateralized by substantially all of the Company's inventory and accounts receivable. The credit facility's covenants restrict the incurrence of other debt in an amount exceeding $1 million, include restrictions on liens, investments and acquisitions, require the maintenance of minimum net worth, a fixed charge coverage ratio of 2 to 1 and a leverage ratio not greater than 2.25 to 1 and restrict the payment of dividends to 25% of the Company's cumulative net worth generated after the date of the initial public offering. The Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston facility). Estimated costs of the Houston facility are $8.0 million. Under the terms of the lease agreement, average monthly lease payments are estimated to be approximately $59,000 (including monthly interest costs based upon LIBOR rate plus 200 basis points) beginning upon the completion of the construction of the facility and continuing for a term of 52 months with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due at the end of the lease term. The Company has an option, exercisable at any time during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and is not otherwise required to acquire the facility, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. The Company expects that the amount of any such deficiency payment would be expensed. As of September 30, 1997, the lease balance was approximately $4 million. Construction of the facility is estimated to be completed in February 1998.

         The Company made distributions of cash and/or notes to its pre-IPO shareholders in an estimated amount of $2.7 million and $14.6 million during the fiscal years ended September 30, 1996 and 1995. Prior to the closing of the initial public offering, the Company paid a series of distributions of cash and notes in an amount estimated to equal all of its previously undistributed S Corporation earnings. A final payment on the notes of approximately $635,000 was made during the fiscal year ended September 30, 1997 resulting in a total in such cash and note payments of approximately $17.9 million.

         As of September 30, 1997, the Company had outstanding non-qualified stock options to purchase an aggregate of 2,109,600 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $1.25 to $35.125). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the years ended September 30, 1997 and 1996 of non-qualified stock options to purchase an aggregate of 452,489 and 296,566 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $10.2 million and $8.2 million. Assuming an effective tax rate of 40%, the Company expects to realize a tax benefit of approximately $4.1 million and $3.4 million in fiscal 1997 and 1996, respectively; accordingly, the Company recorded such an increase in other current assets and additional paid-in capital pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes". Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits for the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

         In February 1997, the Company completed an underwritten secondary public offering of 1,779,922 shares of its common stock at a price to the public of $28.25 per share. The Company sold 232,164 of these shares, and the net proceeds received by the Company after deducting underwriting discounts and commissions were $6.2 million and will be used for general corporate purposes. The Company did not receive any of the proceeds from the sale of the 1,547,758 of these shares sold by Daniel S. Swannie, a former executive officer and director of the Company. Pursuant to an agreement between the Company and Mr. Swannie entered into in connection with the offering, Mr. Swannie reimbursed the Company for all of its out-of-pocket expenses incurred in connection with the offering and made a payment to the Company of $375,000 for the Company's estimated internal costs relating to the offering. The agreement also restricts Mr. Swannie's ability to compete against the Company for a three-year term and places certain other limitations on his ability to act against the interests of the Company.

         On September 19, 1997, the Company acquired the operating assets and assumed certain liabilities of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company paid approximately $5.6 million in cash and issued 33,362 shares of common stock in this transaction. The acquisition agreement also provides for three contingent payments of up to $1.8 million each if certain annual sales goals are achieved. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated over the basis of the estimated fair market value of the net assets acquired. This allocation resulted in goodwill of approximately $4.8 million and is being amortized over the estimated useful life of the business acquired. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1--Election of Directors" and to the Information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement (the "1998 Proxy Statement") for its annual meeting of shareholders to be held on February 23, 1998. The 1998 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 1997.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in
Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 1998 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1997.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)  FINANCIAL STATEMENTS

ITEM                                                                                                                 PAGE
----                                                                                                                 ----

CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED SEPTEMBER 30, 1997:
   Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-2
   Consolidated Balance Sheet as of September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
   Consolidated Statement of Income for the Three Years Ended September 30, 1997  . . . . . . . . . . . . . . . . . . F-4
   Consolidated Statement of Cash Flows for the Three Years Ended September 30, 1997  . . . . . . . . . . . . . . . . F-5
   Consolidated Statement of Shareholders' Equity for the Three Years Ended September 30, 1997  . . . . . . . . . . . F-6
   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

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

        *10.7          Employment Agreement dated as of October 1, 1996 between the Company and James R. Crane (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended
                       September 30, 1996).

        *10.8          Employment Agreement dated as of October 1, 1996 between the Company and Douglas A. Seckel
                       (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended
                       September 30, 1996).

         10.9          Agreement effective as of October 1, 1997 between the Company and Donald P. Roberts.

       *10.10A         Lease and Development Agreement dated as of January 10, 1997 between Asset XI Holdings
                       Company, L.L.C. and the Company (filed as Exhibit 10 to the Company's Quarterly Report on Form
                       10-Q for the quarter ended December 31, 1996 and incorporated herein by reference).

        10.10B         Participation Agreement dated as of January 10, 1997 among Asset XI Holdings Company, L.L.C., the Company and Bank One, Texas, N.A.

        10.10C         Loan Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and Bank
                       One, Texas, N.A..

         11.1          Computation of Per Share Earnings

         21.1          Subsidiaries of the Company

         23.1          Consent of Price Waterhouse LLP

         27.1          Financial Data Schedule

----------
*        Incorporated by reference as indicated.

         (b)     REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the last quarter of the period covered by this Annual Report on Form 10-K.

                          EAGLE USA AIRFREIGHT, INC.

                      CONSOLIDATED FINANCIAL STATEMENTS

                      SEPTEMBER 30, 1997, 1996 AND 1995

                           EAGLE USA AIRFREIGHT, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Page
                                                                                                    ----
Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-2

Consolidated Balance Sheet as of September 30, 1997 and 1996  . . . . . . . . . . . . . . .         F-3

Consolidated Statement of Income for the Three Years Ended
  September 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-4

Consolidated Statement of Cash Flows for the Three Years
  Ended September 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-5

Consolidated Statement of Shareholders' Equity for the Three Years
  Ended September 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Eagle USA Airfreight, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Eagle USA Airfreight, Inc. and its subsidiaries at September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Houston, Texas
November 21, 1997

                           EAGLE USA AIRFREIGHT, INC.


                           CONSOLIDATED BALANCE SHEET

                                                                                          September 30,
                                                                                          -------------
                                                                                      1997            1996
                                                                                      ----            ----
                               Assets                                          (in thousands, except par values)
                               ------
Current assets:
   Cash and cash equivalents                                                      $    25,107      $  26,696
   Short-term investments                                                               2,679          3,409
   Accounts receivable - trade, net of allowance for doubtful
     accounts of $566 and $363, respectively                                           54,662         30,379
   Prepaid expenses and other                                                           4,557          2,290
                                                                                  -----------      ---------
          Total current assets                                                         87,005         62,774
Property and equipment, net                                                            14,090          8,333
Other assets                                                                            5,776            622
                                                                                  -----------      ---------

                                                                                  $   106,871      $  71,729
                                                                                  ===========      =========
                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
   Accounts payable - trade                                                       $     7,757      $   2,459
   Accrued transportation costs                                                         6,062         10,818
   Accrued compensation and employee benefits                                          10,454          6,821
   Other accrued liabilities                                                            2,094          1,189
                                                                                  -----------      ---------
          Total current liabilities                                                    26,367         21,287
                                                                                  -----------      ---------
Shareholders' equity:
   Preferred stock, $0.001 par value, 10,000 shares authorized
   Common stock, $0.001 par value, 30,000 shares authorized,
     18,210 and 17,492 shares issued and outstanding                                       18             17
   Additional paid-in capital                                                          52,387         39,124
   Retained earnings                                                                   28,099         11,301
                                                                                  -----------      ---------
                                                                                       80,504         50,442
                                                                                  -----------      ---------
Commitments and contingencies (Note 11)
                                                                                  ------------     ---------

                                                                                  $   106,871      $  71,729
                                                                                  ===========      =========





         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.


                        CONSOLIDATED STATEMENT OF INCOME

                                                                        Year ended September 30,
                                                             ----------------------------------------------
                                                                 1997             1996            1995
                                                                 ----             ----            ----
                                                                 (in thousands, except per share data)
Revenues                                                     $   291,767     $    185,445      $   126,214
Cost of transportation                                           163,616          103,312           72,366
                                                             -----------     ------------      -----------
                                                                 128,151           82,133           53,848
                                                             -----------     ------------      -----------
Operating expenses:
Personnel costs                                                   67,813           41,619           27,939
Other selling, general and administrative
  expenses                                                        34,639           22,665           13,704
                                                             -----------     ------------      -----------
                                                                 102,452           64,284           41,643
                                                             -----------     ------------      -----------
Operating income                                                  25,699           17,849           12,205
Interest and other income                                          1,693            1,079              335
Interest expense                                                                     (145)             (16)
                                                             -----------     -----------       ----------
Income before provision for income taxes                          27,392           18,783           12,524
Provision for income taxes                                        10,594            6,357            1,335
                                                             -----------     ------------      -----------

Net income                                                   $    16,798     $     12,426      $    11,189
                                                             ===========     ============      ===========

Earnings per share                                           $      0.90
                                                             ===========

Pro forma information:
   Net - income as reported                                                  $     12,426      $    11,189
   Pro forma charge in lieu of income
     taxes (Note 4)                                                                   945            3,682
                                                                             ------------      -----------

Pro forma net income                                                         $     11,481      $     7,507
                                                                             ============      ===========

Weighted average common shares
  outstanding                                                                      17,521           14,782
                                                                             ============      ===========

Pro forma net income per share (Note 1)                                      $       0.66      $      0.51
                                                                             ============      ===========





         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.


                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Year ended September 30,
                                                             ----------------------------------------------
                                                                 1997             1996            1995
                                                                 ----             ----            ----
                                                                             (in thousands)
Cash flows from operating activities:
   Cash received from customers                              $   266,037     $    172,461      $   121,914
   Cash paid to carriers, suppliers and
     employees                                                  (259,760)        (158,483)        (112,471)
   Interest received                                               1,580              968              284
   Interest paid                                                                     (145)             (16)
   Income taxes paid                                              (6,936)          (3,954)          (1,150)
                                                             -----------      -----------       ----------
          Net cash provided by operating activities                  921           10,847            8,561
                                                             -----------     ------------      -----------
Cash flows from investing activities:
   Purchase of investments                                       (11,350)         (27,714)         (10,324)
   Maturity of investments                                        12,080           26,232           10,056
   Acquisition of business                                        (5,574)
   Acquisition of property and equipment                          (6,524)          (7,189)          (1,703)
   Disposition of property and equipment                             319               72                7
   Acquisition of subsidiaries (Note 7)                                                               (139)
   Increase in other assets                                                          (300)
   Advances to affiliates                                                                             (737)
   Advances to shareholders and employees                                             (67)            (684)
   Repayments from affiliates                                                         737              563
                                                             -----------     ------------      -----------
          Net cash used by investing activities                  (11,049)          (8,229)          (2,961)
                                                             -----------      -----------       ----------
Cash flows from financing activities:
   Payments on indebtedness                                                        (2,178)            (277)
   Proceeds from indebtedness                                                       1,800              613
   Issuance of common stock, net of related costs                  6,162           34,559
   Offering fee paid by selling shareholder                          375
   Proceeds from exercise of stock options                         2,637              628
   Payments on shareholder distribution notes                       (635)          (8,209)
   Distributions to shareholders                                                   (2,701)          (6,420)
                                                             -----------     ------------       ----------
          Net cash (used) provided  by
            financing activities                                   8,539           23,899           (6,084)
                                                             -----------     ------------      -----------
Net increase (decrease) in cash and
  cash equivalents                                                (1,589)          26,517             (484)
Cash and cash equivalents, beginning of year                      26,696              179              663
                                                             -----------     ------------      -----------

Cash and cash equivalents, end of year                       $    25,107     $     26,696      $       179
                                                             ===========     ============      ===========





         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                 Common stock        Additional
                                                 ------------         paid-in       Retained
                                              Shares      Amount      capital       earnings          Total
                                              ------      ------      -------       --------          -----
Balance at September 30, 1994                   6,000     $    6                    $   5,025      $    5,031

Distributions to shareholder                                                           (6,420)         (6,420)
Special distribution                                                                   (8,209)         (8,209)
Combination of principal
  shareholder's interest in
  the Company's majority-
  owned subsidiaries                                                  $    108                            108
Net income                                                                             11,189          11,189
                                              -------     ------      --------      ---------      ----------

Balance at September 30, 1995                   6,000          6           108          1,585           1,699

Issuance of common stock to
  majority shareholder for
  acquisition of subsidiaries
  (Note 7)                                        223
Issuance of common stock,
  net of related costs (Note 5)                 2,300          2        34,557                         34,559
Distributions to shareholders                                                          (2,701)         (2,701)
Conversion from S Corporation
  to C Corporation (Note 4)                                                457                            457
Exercise of stock options                         296                      628                            628
Tax benefit from exercise
  of stock options                                                       3,374                          3,374
Two-for-one stock split
  (issuance of 8,673 shares
  of common stock) (Note 8)                     8,673          9                           (9)
Net income                                                                             12,426          12,426
                                              -------     ------      --------      ---------      ----------

Balance at September 30, 1996                  17,492         17        39,124         11,301          50,442

Issuance of common stock, net
  of related costs (Note 5)                       232                    6,162                          6,162
Issuance of common stock for
  acquisition (Note 3)                             33                    1,000                          1,000
Payment on shareholder
  distribution notes                                                      (635)                          (635)
Exercise of stock options                         453          1         2,636                          2,637
Tax benefit from exercise of
  stock options                                                          4,100                          4,100
Net income                                                                             16,798          16,798
                                              -------     ------      --------      ---------      ----------

Balance at September 30, 1997                  18,210     $   18      $ 52,387      $  28,099      $   80,504
                                              =======     ======      ========      =========      ==========





         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN THOUSANDS, EXCEPT PAR VALUES AND PER SHARE AMOUNTS)

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Eagle USA Airfreight, Inc. (the Company) was organized in 1984 to provide ground and air freight forwarding services. The Company maintains operating facilities throughout the United States, Mexico and Canada. The Company operates in one principal industry segment.

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

Short-term investments

At September 30, 1997 and 1996, the Company had short-term investments in U.S. Treasury Bills and Tax Exempt Municipal Bonds with a carrying value of $2,679 and $3,409, respectively. Securities with a carrying value of $4,449 at September 30, 1997 mature in less than one year. Such investments are "available for sale", since the Company has the intent to utilize the funds as needed. The investments are stated at amortized cost, which approximated market. Accordingly, no unrealized holding gains or losses have been recorded by the Company as of September 30, 1997. The Company's short-term investments in U.S. Treasury Bills at September 30, 1996 matured during fiscal 1997 with no gain or loss recognized.

Concentration of credit risk

Financial instruments which potentially subject the Company to concentration of credit risk consist principally of investments and trade receivables. The Company places its temporary cash investments in short-term federal government securities which are guaranteed by the U.S. government and tax-exempt municipal bonds.

The Company provides services to customers in diverse industries located primarily in the United States. Substantially all sales are denominated in the U.S. dollar. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. One customer accounted for approximately 13.5% of revenue in fiscal 1995. No customer represented 10% or more of revenues during fiscal 1996 or 1997. The Company performs ongoing credit evaluations of its customers to minimize credit risk.

Property and equipment

Property and equipment is stated at cost. Property and equipment is depreciated using the straight line method over its estimated useful life.

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over the estimated useful lives of the businesses acquired.

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

Earnings per share and pro forma net income per share

Earnings per share and pro forma net income per share are computed by using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalents include the number of shares issuable upon exercise of stock options less the number of shares that could have been repurchased with the exercise proceeds and related tax benefits using the treasury stock method.

As a result of the Company's change from an S Corporation to a C Corporation in December 1995, presentation of pro forma net income per share is necessary for the years ended September 30, 1996 and 1995. For purposes of the pro forma net income per share computation, the two-for-one stock split and the shares issued to the Company's Chairman of the Board in connection with the acquisition of his interests in the Company's subsidiaries have been treated as if they had been effective and outstanding as of October 1, 1994.

The number of shares used in the computation were determined as follows:

                                                                           Year ended
                                                                         September 30,
                                                                         -------------
                                                                      1997           1996           1995
                                                                      ----           ----           ----
                                                                                   Pro forma     Pro forma
                                                                    Earnings      net income     net income
                                                                    per share      per share     per share
Weighted average number of common shares
  outstanding                                                         17,792         16,234         12,000
Common stock equivalents                                                 890            939          1,243
Effect of shares issued to the Company's
  Chairman of the Board                                                                  82            446
Number of shares sold by the Company that would
  have been necessary to fund pre-IPO S Corporation
  distributions                                                                         266          1,093
                                                                    --------       --------       --------

                                                                      18,682         17,521         14,782
                                                                    ========       ========       ========

Historical earnings per share is not provided for the fiscal years ended September 30, 1996 and 1995 as such inclusion is not considered to be meaningful.

New accounting pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share". The Company will adopt SFAS 128 as required effective October 1, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of "basic" earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. It also requires presentation of diluted EPS, which reflects the potential dilution that could occur if securities to issue common stock were exercised.

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at September 30:

                                                           Estimated
                                                          useful lives                 1997           1996
                                                          ------------                 ----           ----
Computer equipment, software and
  other equipment                                           5-7 years               $  10,934      $   7,000
Vehicles                                                    3-5 years                   3,960          1,897
Furniture and fixtures                                      5-7 years                   1,031            679
Land                                                                                      731            731
Leasehold improvements                                     lease terms                  2,007            706
                                                                                    ---------      ---------
                                                                                       18,663         11,013
Less - accumulated depreciation
 and amortization                                                                      (4,573)        (2,680)
                                                                                    ---------      --------

                                                                                    $  14,090      $   8,333
                                                                                    =========      =========

Computer equipment and software includes $1,582 at September 30, 1997 related to new scanning and tracking systems for which depreciation and amortization are expected to begin in December 1997.

NOTE 3 - BUSINESS ACQUISITION:

On September 19, 1997, the Company acquired the operating assets of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company issued 33 shares of common stock, valued at $1,000, and paid approximately $5,574 in cash. The acquisition agreement also provides for three contingent payments of up to $1,750 each if certain annual sales goals are achieved over the next three years. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the net assets acquired, resulting in goodwill of approximately $4,750. The results of operations for the acquired business were included in the consolidated statement of income from the acquisition date forward.

NOTE 4 - INCOME TAXES:

Effective October 1, 1992, the Company elected to be treated as an S Corporation for federal income tax purposes. Accordingly, no federal income tax expense was recorded by the Company for the year ended September 30, 1995 because operating results are reported in the individual income tax returns of the shareholders. As certain states do not recognize S Corporation status, the Company was subject to income taxation in those jurisdictions. The federal income tax expense recorded in the year ended September 30, 1995 relates to the separate company income generated by the Company's subsidiaries, which were all C Corporations for federal income tax purposes. The Company became a C Corporation in December 1995 as a result of the public offering.

The Company's income tax provision was comprised of the following for the years ended September 30:

                                                     1997             1996             1995
                                                     ----             ----             ----
Current:
  State                                           $   1,525        $  1,152       $      941
  Federal                                             8,686           5,129              468
                                                  ---------        --------       ----------
                                                     10,211           6,281            1,409
                                                  ---------        --------       ----------
Deferred:
  State                                                  67              11              (67)
  Federal                                               316              65               (7)
                                                  ---------        --------       ----------
                                                        383              76              (74)
                                                  ---------        --------       ----------

Total                                             $  10,594        $  6,357       $    1,335
                                                  =========        ========       ==========

A reconciliation of the federal statutory tax rate and the Company's provision for income taxes is as follows for the years ended September 30:

                                                     1997             1996             1995
                                                     ----             ----             ----
Income taxes at the applicable federal
 statutory rates                                  $   9,371        $  6,386       $    4,258
Tax exempt income                                      (158)           (130)
Nondeductible items                                     330             245              216
State income taxes, net of federal
  benefit                                             1,051           1,163              874
S Corporation taxation benefit                                       (1,307)          (4,013)
                                                  ---------        --------       ----------

Provision for income taxes                        $  10,594        $  6,357       $    1,335
                                                  =========        ========       ==========

As of September 30, 1997, the Company had outstanding nonqualified stock options to purchase an aggregate of 2,110 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $1.25 to $35.13 per share). At the time a nonqualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of the exercises for the years ended September 30, 1997 and 1996 of nonqualified stock options to purchase an aggregate of 452 and 297 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $10,200 and $8,200. Assuming an effective tax rate of 40%, the Company realized a tax benefit of approximately $4,100 and $3,373; accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable pursuant to the provisions of Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes". Any exercises of nonqualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

Deferred tax assets and liabilities as of September 30, 1997 and 1996 were comprised of the following:

                                                                              1997      1996
                                                                              ----      ----
                  Assets:
                   Bad debt expense                                       $    221     $  150
                   Amortization                                                 50         34
                   Accruals and other                                          625        414
                                                                          --------     ------
                                                                               896        598
                                                                          --------     ------
                  Liabilities:
                   Depreciation                                               (822)      (141)
                                                                          --------     ------
                                                                              (822)      (141)
                                                                          --------     ------

                                                                          $     74     $  457
                                                                          ========     ======

NOTE 5 - SHAREHOLDERS' EQUITY:

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

On February 18, 1997, the Company completed an underwritten secondary public offering (the secondary public offering) of 1,548 shares of its common stock by Daniel S. Swannie, a former executive officer and director of the Company, at a price to the public of $28.25 per share. The Company did not receive any of the proceeds from the sale of shares by Mr. Swannie. Pursuant to an agreement between the Company and Mr. Swannie entered into in connection with the offering, Mr. Swannie reimbursed the Company for all of its out-of-pocket expenses incurred in connection with the offering and made a payment to the Company of $375 for the Company's estimated internal costs relating to the offering. The agreement also restricts Mr. Swannie's ability to compete against the Company for a three-year term and places certain other limitations on his ability to act against the interests of the Company. In connection with the secondary public offering on February 21, 1997, the Company sold 232 shares of common stock to the underwriters pursuant to an over- allotment option at a price of $28.25 per share. The net proceeds received by the Company after deducting underwriting discounts and commissions were $6,162 and will be used for general corporate purposes.

On November 10, 1997, the Board authorized an increase in the number of common shares to 100,000 common shares.

NOTE 6 - BENEFIT PLANS AND STOCK PLANS:

Defined Contribution Plans

The Company maintains a 401(K) profit sharing plan for its employees. During fiscal 1997, 1996 and 1995, the Company elected to match employee contributions up to 5% of compensation. In addition, the Company has agreed to permit employees to contribute certain bonuses, up to the maximum allowable, to their 401(K) accounts. Such employee contributions, if made, are also matched by the Company. During fiscal 1997, 1996 and 1995, the Company made contributions of $1,574, $970 and $513, respectively.

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

As of September 30, 1997, options to purchase 2,110 shares of common stock of the Company under both plans were outstanding as follows:

                                                                           Exercise
                                                                            price
                                                         Options          per share
                                                         -------         ----------
Outstanding at September 30, 1994                            895         $     2.50

Forfeited during 1995                                        (55)              2.50
Granted during 1995                                            5               8.00
                                                         -------

Outstanding at September 30, 1995                            845           2.50- 8.00

Granted prior to stock split                                 535          16.50 - 37.50
Effect of stock split (Note 9)                             1,237           1.25 - 18.75
Granted                                                       22          19.25 - 20.25
Forfeited                                                   (149)             1.25
Exercised                                                   (297)          1.25 - 8.25
                                                         -------

Outstanding at September 30, 1996                          2,193           1.25 - 20.25

Granted                                                      437          19.25 - 35.13
Forfeited                                                    (68)          1.25 - 25.75
Exercised                                                   (452)          1.25 - 19.25
                                                         -------

Outstanding at September 30, 1997                          2,110         $ 1.25 - 35.13
                                                         =======

Shares available for grant at end of year                    298
                                                         =======

Options vested at end of year                                684
                                                         =======

The two-for-one stock split resulted in the issuance of an additional option for each one outstanding and a 50% reduction in the exercise price for all outstanding options (Note 5).

The following table summarizes information about stock options outstanding at September 30, 1997:


                                              Outstanding                               Exercisable
                            ---------------------------------------------      -----------------------------
                                                Average          Weighted                          Weighted
       Range of                                remaining          average                          average
   exercise prices             Number            life              price          Number            price
   ---------------             ------            ----              -----          ------            -----
$1.25 - $1.25                    830              4.0             $ 1.25            264             $ 1.25
$4.00 - $14.00                   742              5.6              12.40            402              12.64
$15.38 - $30.63                  530              6.3              22.74             18              16.99
$33.00 - $35.13                    8              7.0              34.52              0               0.00
                               -----             ----            -------          -----             ------

$1.25 - $35.13                 2,110             5.16             $10.69            684             $ 8.36
                               =====             ====             ======           ====             ======

The Company applies APB25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for these plans. The weighted average fair values of options granted during 1997 and 1996 were $12.50 and $6.62, respectively. Had compensation cost for the Company's option plans been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company's net income for the year ended September 30, 1997 and pro forma net income for the year ended September 30, 1996 would have been reduced by $2,490 and $636, respectively. Earnings per share for fiscal 1997 and pro forma net income per share for fiscal 1996 would have been reduced by $0.13 and $0.04, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: expected volatility of 44% and 70%, risk-free interest rates of 6.3% and 6.1%, zero dividend yield and an expected life of six years. The disclosure requirements of SFAS 123 are not applicable to options granted in fiscal 1995. The pro forma effects for 1997 and 1996 are not indicative of the pro forma effects in future years.

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

The Company utilizes an aircraft owned by an entity that is controlled by the principal shareholder and is charged $1.4 per hour for actual usage. Total travel expense during fiscal years ended September 30, 1997, 1996 and 1995 related to the aircraft was $125, $72 and $77, respectively.

NOTE 8 - FINANCING ARRANGEMENTS:

The Company has a number of operating lease agreements, principally for computer equipment, office space and freight operation facilities. These leases are noncancelable and expire on various dates through 2002. Following is a summary of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year:

               Year ended
              September 30,
              -------------
                 1998                                 $    5,172
                 1999                                      4,031
                 2000                                      2,596
                 2001                                      1,795
                 Thereafter                                  833
                                                      ----------

                                                      $   14,427
                                                      ==========

Rent expense under all noncancelable operating leases during 1997, 1996 and 1995 was $4,773, $3,062 and $1,877, respectively.

On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston facility). Estimated costs of the Houston facility are approximately $8 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59 (including monthly interest costs based upon LIBOR rate plus 200 basis points) beginning October 1, 1997 through January 2, 2002 with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on January 2, 2002. The Company has an option, exercisable at any time during the lease term to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. As of September 30, 1997, the lease balance was approximately $4,000.

On October 18, 1995 the Company obtained a $10,000 revolving line of credit facility from a bank. The facility bears interest at variable rates tied to a bank LIBOR rate, matures in January 1998 and is secured by accounts receivable. The Company may borrow up to 80% of eligible accounts receivable, must maintain certain financial ratios and may not declare dividends in excess of 25% of cumulative net worth generated subsequent to the Company's initial public offering. The facility is guaranteed by certain of the Company's subsidiaries. During fiscal year 1996, the Company borrowed $1,800 pursuant to such facility. A portion of the proceeds from the initial public offering were used to repay this indebtedness. No amount was outstanding under the facility during the year ended September 30, 1997.

NOTE 9 - STATEMENT OF CASH FLOWS:

Following is a reconciliation of net income to net cash provided by operating activities for the years ended September 30:

                                                                            1997         1996          1995
                                                                            ----         ----          ----
Reconciliation of net income to net cash provided by
  operating activities:-
   Net income                                                          $   16,798     $   12,426    $   11,189
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for bad debts                                                  1,447            743           758
   Depreciation and amortization                                            2,092          1,124           700
   Deferred income tax expense (benefit)                                      383             76           (74)
   Other income                                                               694
   Change in assets and liabilities, net:
     Trade accounts receivable                                            (24,486)       (13,727)       (5,109)
     Prepaid expenses and other assets                                     (1,086)          (272)         (720)
     Accounts payable and other accrued liabilities                         5,079         10,477         1,817
                                                                       ----------     ----------    ----------

        Net cash provided by operating
          activities                                                   $      921     $   10,847    $    8,561
                                                                       ==========     ==========    ==========

Supplemental information on noncash investing and financing activities:

   Dividends of $8,209 were declared in fiscal 1995 in the form of Special Distribution Notes.

   The exercise of employee stock options resulted in a reduction of the Company's tax liability and an increase in its additional paid-in capital of $4,100 and $3,374 in fiscal 1997 and 1996.

   A 2-for-1 stock split was paid on August 1, 1996 and resulted in a charge of $9 to common stock and retained earnings.

   The conversion from S Corporation resulted in the establishment of $457 of deferred tax asset and an increase in additional paid-in capital.

   NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

   The following is a summary of the Company's unaudited quarterly financial information for the years ended September 30, 1997 and 1996.

                                                                       Quarter Ended,
                                                  --------------------------------------------------------------
                                                       December 31, March 31,       June 30,      September 30,
                                                           1996       1997            1997            1997
                                                           ----       ----            ----            ----
   Revenues                                       $    67,586     $   61,489     $    71,301      $   91,391
   Operating income                                     7,198          4,025           6,352           8,124
   Income before provision for
     income taxes                                       7,471          4,726           6,726           8,469
   Net income                                           4,514          2,948           4,104           5,232
   Earnings per share                                    0.24           0.16            0.22            0.28

                                                                       Quarter Ended,
                                                   ------------------------------------------------------------
                                                   December 31,     March 31,       June 30,      September 30,
                                                       1995           1996            1996            1996
                                                       ----           ----            ----            ----
   Revenues                                          $40,698         $39,051         $48,240         $57,456
   Operating income                                    4,259           3,330           4,515           5,745
   Income before provision for
     income taxes                                      4,291           3,625           4,805           6,062
   Pro forma net income (1)                            2,543           2,106           3,114           3,718
   Pro forma net income per
     share (2)                                          0.16            0.11            0.17            0.20

(1) As a result of the initial public offering, Eagle USA's status as an S Corporation terminated effective December 4, 1995. Pro forma net income used to compute pro forma net income per share for the first quarter of fiscal 1996, reflected the incremental estimated federal tax provision that would have been reported had Eagle USA been a C-Corporation during these periods. Pro forma and actual net income do not vary for the last three quarters of fiscal 1996.

(2) Quarterly pro forma net income per share is computed using the method outlined in Note 1.

NOTE 11 - COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is a party to various legal claims and proceedings arising in the ordinary course of business. The Company is not currently a party to any material litigation and is not aware of any litigation threatened against it that could have a material effect on its business.

The Company has agreed to indemnify its shareholders for any possible tax contingencies relating to periods during which the Company was an S Corporation.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Date:   December 18, 1997

                                    EAGLE USA AIRFREIGHT, INC.


                                    By:      /S/ DOUGLAS A. SECKEL
                                          -----------------------------------
                                             Douglas A. Seckel
                                             Chief Financial Officer, Secretary
                                              and Treasurer


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

               Name                                          Capacity                                     Date
               ----                                          --------                                     ----


 /s/ JAMES R. CRANE                  Chairman, President and Chief Executive Officer            December 18, 1997
----------------------------         (Principal Executive Officer)
       James R. Crane


  /S/ DOUGLAS A. SECKEL              Chief Financial Officer, Secretary and Treasurer           December 18, 1997
----------------------------         and Director (Principal Financial and Accounting
      Douglas A. Seckel              Officer)



 /S/ NEIL E. KELLEY                  Director                                                   December 18, 1997
------------------------------
      Neil E. Kelley


 /S/ WILLIAM P. O'CONNELL            Director                                                   December 18, 1997
----------------------------
William P. O'Connell


 /S/ FRANK J. HEVRDEJS               Director                                                   December 18, 1997
--------------------------------
     Frank J. Hevrdejs

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

       *10.7 Employment Agreement dated as of October 1, 1996 between the Company and James R. Crane (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

       *10.8 Employment Agreement dated as of October 1, 1996 between the Company and Douglas A. Seckel (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

       10.9 Agreement effective as of October 1, 1997 between the Company and Donald P. Roberts.

      *10.10A Lease and Development Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and the Company (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference).

       10.10B Participation Agreement dated as of January 10, 1997 among Asset XI Holdings Company, L.L.C., the Company and Bank One, Texas, N.A.

       10.10C Loan Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and Bank One, Texas, N.A.

       11.1           Computation of Per Share Earnings

       21.1           Subsidiaries of the Company

       23.1           Consent of Price Waterhouse LLP

       27.1           Financial Data Schedule

--------------------------
* Incorporated by reference as indicated.