Form 10-Q
period 1997-12-31
EAGLE USA AIRFREIGHT INC
filed 1998-02-06
CIK 1001718

================================================================================




                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1997
                                       or
[  ]    Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from _________ to
        _________

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



                      3214 LODESTAR, HOUSTON, TEXAS 77032
                                (281) 821-0300
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices, Including Registrant's Zip Code,
                  and Telephone Number, Including Area Code)

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

The number of shares of the registrant's common stock as of February 2, 1998:
18,553,429 shares.




================================================================================

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q

                                                                                         PAGE
PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheet as of  . . . . . . . . . . . . . . . . . . . . . . 3
    December 31, 1997 (unaudited) and September 30, 1997

  Condensed Consolidated Statement of Income for the Three  . . . . . . . . . . . . . . . 4
   Months ended December 31, 1997 and 1996 (unaudited)

  Condensed Consolidated Statement of Cash Flows for  . . . . . . . . . . . . . . . . . . 5
    the Three Months ended December 31, 1997 and 1996 (unaudited)

  Condensed Consolidated Statement of Shareholders' . . . . . . . . . . . . . . . . . . . 6
    Equity for the Three Months ended December 31, 1997 (unaudited)

  Notes to Condensed Consolidated Financial Statements (unaudited). . . . . . . . . . . . 7


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . . .   9

PART II   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

INDEX TO EXHIBITS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                       (IN THOUSANDS, EXCEPT PAR VALUES)

                                                    December 31,        September 30,
                                                        1997                   1997
                                                    (unaudited)             (audited)
                                                   ---------------      ---------------
                            Assets

Current assets:
   Cash and cash equivalents                       $        26,174       $       25,107
   Short-term investments                                    2,679                2,679
   Accounts receivable - trade, net                         51,598               54,662
   Prepaid expenses and other                                3,320                4,557
                                                   ---------------       --------------
          Total current assets                              83,771               87,005
Property and equipment, net                                 14,628               14,090
Other assets                                                 5,527                5,776
                                                   ---------------    -----------------
                                                   $       103,926       $      106,871
                                                   ===============       ==============
             Liabilities and Shareholders' Equity

Current liabilities:
   Accounts payable - trade                        $         2,202       $        7,757
   Accrued transportation costs                              3,855                6,062
   Accrued compensation and employee benefits                7,495               10,454
   Other current liabilities                                 3,075                2,094
                                                   ---------------       --------------
          Total current liabilities                         16,627               26,367
                                                   ---------------       --------------

Long-term indebtedness
                                                   ---------------       --------------

Shareholders' equity:
   Preferred Stock, $0.001 par value, 10,000 shares
     authorized
   Common stock, $0.001 par value, 30,000 shares
     authorized, 18,269 and 18,210 shares issued                18                   18
   Additional paid-in capital                               53,292               52,387
   Retained earnings                                        33,989               28,099
                                                   ---------------       --------------
                                                            87,299               80,504
                                                   ---------------       --------------
                                                   $       103,926       $      106,871
                                                   ===============       ==============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                             Three Months Ended
                                                                December 31,
                                                       ------------------------------
                                                            1997              1996
                                                       -------------    ---------------
Revenues                                               $     97,645     $      67,586
Cost of transportation                                       53,607            38,071
                                                       ------------     -------------
                                                             44,038            29,515
                                                       ------------     -------------
Operating expenses:
   Personnel costs                                           23,255            14,288
   Other selling, general and administrative expenses        11,434             8,029
                                                       ------------     -------------
                                                             34,689            22,317
                                                       ------------     -------------
Operating income                                              9,349             7,198
                                                       ------------     -------------
Interest income                                                 305               273
Interest expense
                                                       ------------     -------------
Nonoperating income                                             305               273
                                                       ------------     -------------
Income before provision for income taxes                      9,654             7,471
Provision for income taxes                                    3,764             2,957
                                                       ------------     -------------

Net income                                             $      5,890     $       4,514
                                                       ============     =============

Basic weighted average common shares outstanding             18,259            17,527
                                                       ============     =============

Diluted weighted average common and common equivalent
   shares outstanding                                        19,049            18,468
                                                       ============     =============

Basic earnings per share (Note 2)                      $       0.32     $        0.26
                                                       ============     =============

Diluted earnings per share (Note 2)                    $       0.31     $        0.24
                                                       ============     =============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                 Three Months Ended
                                                                     December 31,
                                                           --------------------------------
                                                               1997                1996
                                                           -------------      -------------
Cash flows from operating activities                       $       2,117      $         724
                                                           -------------      -------------
Cash flows from investing activities:
       Purchase of investments                                                       (3,953)
       Acquisition of property and equipment, net                 (1,182)            (2,002)
       Other                                                         (43)
                                                           -------------      -------------
                  Net cash used by investing activities           (1,225)            (5,955)
                                                           -------------      -------------
Cash flows from financing activities:
       Proceeds from exercise of stock options                       175                106
                                                           -------------      -------------
         Net cash provided by financing activities                   175                106
                                                           -------------      -------------
Net increase (decrease) in cash and cash equivalents               1,067             (5,125)
Cash and cash equivalents, beginning of period                    25,107             26,696
                                                           -------------      -------------

Cash and cash equivalents, end of period                   $      26,174      $      21,571
                                                           =============      =============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                  COMMON STOCK                 ADDITIONAL
                                           ------------------------------       PAID-IN         RETAINED
                                               SHARES          AMOUNT           CAPITAL         EARNINGS           TOTAL
                                           -------------    -------------    -------------    ------------     ---------
Balance at September 30, 1997                     18,210    $          18    $      52,387    $     28,099     $  80,504

Exercise of stock options                             59                               175                           175

Tax benefit from exercise of stock
options                                                                                730                           730

Net income                                                                                           5,890         5,890
                                           -------------    -------------    -------------    ------------     ---------


Balance at December 31, 1997                      18,269    $         18     $     53,292     $     33,989      $ 87,299
                                           =============    ============     ============     ============      ========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

         The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at December 31, 1997 and the results of its operations for the three months ended December 31, 1997 and 1996. Results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

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

         On September 19, 1997, the Company acquired the operating assets and assumed certain liabilities of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company paid approximately $5.6 million in cash and issued 33,362 shares of Common Stock in this transaction. The acquisition agreement also provides for three contingent payments if certain annual sales goals are achieved. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated over the basis of estimated fair market value of the net assets acquired. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward.

         On January 5, 1998, the Company announced the signing of a letter of intent to acquire Eagle Transfer, Inc. ("Eagle Companies"), a privately-held international freight forwarder based in Miami, Florida. Eagle Companies is a full-service forwarder whose services include customs clearing services, ocean forwarding and airfreight import and export. Eagle Companies' operations focus on Argentina, Brazil and Chile and other South American countries. Sales for Eagle Companies totaled approximately $19 million in the twelve-month period ended December 31, 1997. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation.

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

         On January 16, 1998, the Company announced the signing of a letter of intent to acquire S. Boardman (Air Services) Limited and Subsidiaries (S. Boardman), a privately-held full service based in London, England. S. Boardman serves the international freight forwarding market from three facilities in London, Manchester and Birmingham, England. For the twelve-month period ended March 31, 1997, total revenues for S. Boardman were approximately $25 million and revenues excluding customs, duties and value added taxes were approximately $13 million.

         Completion of both the Eagle Companies and the S. Boardman acquisitions will be subject to further due diligence, approval of the Company's board of directors, the negotiation and execution of a definitive purchase agreement, regulatory approvals, and other customary closing conditions. There can be no assurance that either of the proposed acquisitions will be consummated on the terms described above, or at all.

         On January 30, 1998, the Company completed an underwritten secondary public offering of 2,012,500 shares of its Common Stock at a price to the public of $27.75 per share. The Company sold 262,500 of these shares and the net proceeds received by the Company after deducting underwriting discounts and commissions and offering expenses were approximately $6.6 million and will be used for general corporate purposes. The Company did not receive any of the proceeds from the sale of 1,750,000 of these shares sold by James R. Crane, the Company's Chairman of the Board of Directors, President and Chief Executive Officer.

NOTE 2 - EARNINGS PER SHARE:

         The Company has adopted Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings Per Share". Adoption of SFAS 128 has resulted in the retroactive restatement of earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised.

         The computation of basic and diluted earnings per share are as follows:

                                                                 Quarter Ended December 31,
                                                            ------------------------------------
                                                                1997                   1996
                                                            -----------            ------------
Net income                                                  $     5,890            $      4,514

Shares used in basic calculation:
   Weighted average shares outstanding                           18,259                  17,527
                                                            -----------            ------------
         Total basic shares                                      18,259                  17,527

Additional shares for diluted computation:
     Effect of stock options                                        790                     941
                                                            -----------            ------------
               Total diluted shares                              19,049                  18,468
                                                            ===========            ============

Basic earnings per share                                    $      0.32            $       0.26
                                                            ===========            ============

Diluted earnings per share                                  $      0.31            $       0.24
                                                            ===========            ============

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

         In February 1997, the Financial Accounting Standards Board issued SFAS 129 "Disclosure of Information About Capital Structure." SFAS 129 contains no changes in the disclosure requirements for the Company because it was previously subject to such requirements pursuant to other Statements and Opinions.

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

General

         The Company's revenues have increased to $291.8 million in the fiscal year ended September 30, 1997 from $126.2 million in the fiscal year ended September 30, 1995, and its operating income has increased to $25.7 million in fiscal 1997 from $12.2 million in fiscal 1995. The Company's recent growth has been generated almost exclusively by increasing the number of terminals operated by the Company and growth in revenue produced by existing terminals. The opening of a new terminal generally has an initial negative impact on profitability due to operating losses of the new terminal. The opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers. Historically, the Company's operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis. The second quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest.

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

                           EAGLE USA AIRFREIGHT, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS  OF
                            OPERATIONS (CONTINUED)

Three Months Ended December 31, 1997 compared to the Three Months Ended December 31, 1996

       Revenues increased 44.5% to $97.6 million in the first three months of fiscal 1998 from $67.6 in the same period of fiscal 1997 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets and the addition of significant national account customers. Operating data for the period were as follows:

                                                          Three Months Ended December 31,
                                                         ---------------------------------
                                                            1997                 1996
                                                           ------               ------
Freight forwarding terminals at end of period                 60                   51
Local delivery locations at end of period                     49                   33
Freight forwarding shipments                             236,495              184,816
Average weight (lbs.) per freight forwarding shipment        599                  543

       For those freight forwarding terminals opened as of the beginning of fiscal 1997 (47 terminals), revenues increased 31.2% to $83.1 million for the three months ended December 31, 1997 from $63.4 million for the three months ended December 31, 1996.

Revenues for the three months ended December 31, 1997 were comprised of $91.3 million of forwarding revenues, $6.2 million of local pick and delivery revenues and $148,000 of other freight forwarding service revenues, as compared to $63.9 million, $3.5 million and $200,000, respectively, for the three months ended December 31, 1996.

       Cost of transportation decreased during the quarter as a percentage of revenues to 54.9% from 56.3% in the comparable period in fiscal 1997. The decrease was primarily attributable to the continued expansion of the local pick up and delivery operations, enabling the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 40.8% to $53.6 million in the fiscal 1998 quarter from $38.1 million in the fiscal 1997 quarter as a result of increases in air freight shipped. Gross margin increased to 45.1% in the first quarter of fiscal 1998 from 43.7% in the same period in fiscal 1997. The primary reasons for the margin improvement were increased airfreight shipping volumes, and the continued expansion of pickup and delivery operations. Gross profit increased 49.2% to $44.0 million in the first quarter of fiscal 1998 from $29.5 million in the same period in fiscal 1997.

       Operating expenses increased as a percentage of revenues to 35.5% in the first three months of fiscal 1998 from 33.0% for the same period in fiscal 1997. The $12.4 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs increased as a percentage of revenues to 23.8% in the first three months of fiscal 1998 from 21.1% in the same period in fiscal 1997, and increased in absolute terms by 62.8% to $23.3 million due to increased staffing needs associated with the opening of 9 new terminals, the opening of 16 new local delivery locations, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has recently added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff of its domestic, international and local delivery operating units and to prepare for expected growth during fiscal 1998. Other selling, general and administrative expenses decreased as a percentage of revenues to 11.7% in the first quarter of fiscal 1998 from 11.9% in the first quarter of fiscal 1997, and increased in absolute terms by 42.4% to $11.4 million in the fiscal 1998 period from $8.0 million in the fiscal 1997 period. In the first quarter of fiscal 1998, selling expenses as a percentage of revenues increased by 0.2% and other general and administrative expenses as a percentage of revenues decreased by 0.4% compared

                           EAGLE USA AIRFREIGHT, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)

to the first quarter of fiscal 1997. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1998 period.

       Operating income increased 29.9% to $9.3 million in the first quarter of fiscal 1998 from $7.2 million in the comparable period in fiscal 1997. Operating margin for the quarter ended December 31, 1997 was 9.6%, down from 10.7% for the three months ended December 31, 1996. Interest income increased to $305,000 from $273,000 as a result of increased levels of investments due to increased amounts of short-term investments from the Company's initial and secondary public offerings.

       Income before provision for income taxes increased 29.2% to $9.7 million in the first quarter of fiscal 1998 from $7.5 million in the comparable period of fiscal 1997. Provision for income taxes increased 27.3% to $3.8 million for the three months ended December 31, 1997 from $3.0 for the three months ended December 31, 1996. Net income increased 30.5% to $5.9 million in the first quarter of fiscal 1998 from net income of $4.5 million in the same period in fiscal 1997. Diluted earnings per share increased 29.2% to $0.31 per share for the quarter ended December 31, 1997 from $0.24 in the same period in fiscal 1997.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and short-term investments increased $1.1 million to $28.9 million at December 31, 1997 from $27.8 million at September 30, 1997.
At December 31, 1997, the Company had working capital of $67.1 million and a current ratio of 5.04 compared to working capital of $60.6 million and a current ratio of 3.30 at September 30, 1997. The Company's working capital has increased during this period primarily as a result of profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the period ended December 31, 1997 were approximately $1.2 million. The Company believes that cash flow from operations and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

       Other than its initial and 1997 and 1998 public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease purchase arrangements. The Company had a $10 million revolving credit facility
with NationsBank of Texas, N.A. which expired in January 1998.   As of December
31, 1997, no amounts were outstanding under this credit facility. The Company is currently considering implementing other financing alternatives. The Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

                           EAGLE USA AIRFREIGHT, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)

       As of December 31, 1997, the Company had outstanding non-qualified stock options to purchase an aggregate of 2,093,830 shares of Common Stock at exercise prices equal to the fair market value of the underlying Common Stock on the dates of grant (prices ranging from $1.25 to $35.125). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the three months ended December 31, 1997 of non-qualified stock options to purchase an aggregate of 58,907 shares of Common Stock, the Company is entitled to a federal income tax deduction of approximately $1.8 million. Assuming an effective tax rate of 40%, the Company expects to realize a tax benefit of approximately $730,077 with respect to the three months ended December 31, 1997, accordingly, the Company recorded such an increase in additional paid-in capital and a decrease in current income taxes payable pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Any exercises for non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits for the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

       On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston facility). Estimated costs of the Houston facility are $8.0 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000 (including monthly interest costs based upon LIBOR rate plus 200 basis points) beginning upon the completion of the construction of the facility and continuing for a term of 52 months with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due at the end of the lease term. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and is not otherwise required to acquire the facility, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. The Company expects that the amount of any such deficiency payment would be expensed. As of December 31, 1997, the lease balance was approximately $4 million. Construction of the facility is estimated to be completed in February 1998.

       In February 1997, the Company completed an underwritten secondary public offering of 1,779,922 shares of its Common Stock at a price to the public of $28.25 per share. The Company sold 232,164 of these shares, and the net proceeds received by the Company after deducting underwriting discounts and commissions were $6.2 million and will be used for general corporate purposes. The Company did not receive any of the proceeds from the sale of the 1,547,758 of these shares sold by Daniel S. Swannie, a former executive officer and director of the Company. Pursuant to an agreement between the Company and Mr. Swannie entered into in connection with the offering, Mr. Swannie reimbursed the Company for all of its out-of-pocket expenses incurred in connection with the offering and made a payment to the Company of $375,000 for the Company's estimated internal costs relating to the offering. The agreement also restricts Mr. Swannie's ability to compete against the Company for a three-year term and places certain other limitations on his ability to act against the interest of the Company.

                           EAGLE USA AIRFREIGHT, INC.
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED)

       On January 30, 1998, the Company completed an underwritten secondary public offering of 2,012,500 shares of its Common Stock at a price to the public of $27.75 per share. The Company sold 262,500 of these shares and the net proceeds received by the Company after deducting underwriting discounts and commissions and offering expenses were approximately $6.6 million and will be used for general corporate purposes. The Company did not receive any of the proceeds from the sale of 1,750,000 of these shares sold by James R. Crane, the Company's Chairman of the Board of Directors, President and Chief Executive Officer.

       On September 19, 1997, the Company acquired the operating assets and assumed certain liabilities of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company paid approximately $5.6 million in cash and issued 33,362 shares of Common Stock in this transaction. The acquisition agreement also provides for
three contingent payments if certain annual sales goals are achieved.   The
acquisition was accounted for as a purchase; accordingly, the purchase price was allocated over the basis of estimated fair market value of the net assets acquired. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward.

       On January 5, 1998, the Company announced the signing of a letter of intent to acquire Eagle Transfer, Inc. ("Eagle Companies"), a privately-held international freight forwarder based in Miami, Florida. Eagle Companies is a full-service forwarder whose services include customs clearing services, ocean forwarding and airfreight import and export. Eagle Companies' operations focus on Argentina, Brazil and Chile and other South American countries. Sales for Eagle Companies totaled approximately $19 million in the twelve-month period ended December 31, 1997. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation.

       Under the terms of the letter of intent, the Company will acquire substantially all of the operating assets of Eagle Companies for an undisclosed sum, consisting of cash, Common Stock and a three-year contingent earnout payable in Common Stock if certain performance benchmarks are met.

       On January 16, 1998, the Company announced the signing of a letter of intent to acquire S. Boardman (Air Services) Limited and Subsidiaries ("S. Boardman"), a privately-held full service based in London, England. S. Boardman serves the international freight forwarding market from three facilities in London, Manchester and Birmingham, England. For the twelve-month period ended March 31, 1997, total revenues for S. Boardman were approximately $25 million and revenues excluding customs, duties and value added taxes were approximately $13 million.

       Under the terms of the letter of intent, the Company will acquire all of the outstanding stock of S. Boardman. The Company will pay an undisclosed cash sum and a three-year contingent cash earnout if certain performance benchmarks are met.

       Completion of both the Eagle Companies and the S. Boardman acquisitions will be subject to further due diligence, approval of the Company's board of directors, the negotiation and execution of a definitive purchase agreement, regulatory approvals, and other customary closing conditions. There can be no assurance that either of the proposed acquisitions will be consummated on the terms described above, or at all.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             In December 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against the Company and certain of its subsidiaries (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). The Company intends to vigorously defend against the allegations contained in the Commissioner's Charge. In the Commissioner's Charge, the EEOC charged the Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (i) engaging in unlawful discriminatory hiring, recruiting, and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age, and gender,
             (ii) failures to investigate, (iii) failures to maintain proper records and (iv) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices. The Company cannot currently predict with any great degree of certainty, the length of time it will take to resolve this matter, the likely outcome of this matter or the effect of any such outcome. An adverse determination of the matters in the Commissioner's Charge would likely result in a civil action by the EEOC that could seek back pay, other compensatory damages, and punitive damages for the allegedly aggrieved persons.

             From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. Except as described above, the Company is not currently a party of any material litigation and is not aware of any litigation threatened against it which it believes would have a material adverse effect on its business.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

             USE OF PROCEEDS

             The Company's Registration Statement on Form S-1 (Registration No. 33-97606), as amended, with respect to the initial public offering (the "Offering") of shares of Company's Common Stock, par value $0.001 per share (the "Common Stock"), was declared effective by the Securities and Exchange Commission on November 30, 1995. The Offering commenced on December 1, 1995 and has since terminated, resulting in the sale by the Company of 2,300,000 shares of Common Stock on December 6, 1995 (including 300,000 shares of Common Stock sold pursuant to the exercise of the underwriters' over-allotment option). The shares sold constitute all of the shares of Common Stock covered by the Registration Statement. The managing underwriters for the Offering were Donaldson, Lufkin & Jenrette Securities Corporation and the Robinson-Humphrey
             Company, Inc.

             The aggregate price to the public for the shares sold in the Offering was $37,950,000. The expenses incurred by the Company with respect to the Offering were as follows:

             Underwriter Discounts and Commissions  . . . . . . .    $2,656,500
             Other Expenses   . . . . . . . . . . . . . . . . . .       734,000
                                                                     ----------
             Total    . . . . . . . . . . . . . . . . . . . . . .    $3,390,500
                                                                     ==========

             Approximately $22,000 of Other Expenses consisted of payments to a corporation owned by the Company's Chairman of Board in reimbursement for expenses related to the use of that corporation's owned aircraft in the Offering. None of the other amounts set forth above as Other Expenses were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

             The net proceeds to the Company from the Offering were $34.6 million. As of December 31, 1997, the Company has used such net proceeds as follows: (i) to repay $2.1 million of indebtedness outstanding under the Company's revolving credit facility, (ii) to repay $11.6 million of promissory notes outstanding to certain of the Company's directors and officers, (iii) to pay $3.9 million of expenses relating to the upgrade of the Company's information systems, (iv) to pay $5.6 million for a fiscal 1997 acquisition,
             (v) to pay $900,000 to purchase the site of the Company's Newark terminal, and (vi) to make $10.5 million in temporary investments. Except as set forth in clause (ii), none of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4.      SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS, NONE
ITEM 5.      OTHER INFORMATION

             FORWARD LOOKING STATEMENTS

             The statements contained in all parts of this document, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth; future marketing; construction of new facilities; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of offering proceeds; future acquisitions, including the completion of the acquisition of Eagle Companies or
             S. Boardman and any effects, benefits, results, terms or other aspects of such acquisitions; retention of management; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this documents, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

             RESIGNATION OF OFFICER

             Donald P. Roberts resigned as executive officer of the Company effective October 1, 1997 and as a director of the Company effective December 11, 1997. Prior to this resignation as an executive officer, Mr. Roberts had been the Chief Marketing Officer of the Company since October, 1994. In connection with his resignation, Mr. Roberts entered into an employment agreement with the Company whereby Mr. Roberts has agreed to continue employment with the Company until September 30, 1999. This agreement provides for a base salary of $300,000 per annum and participation by Mr. Roberts in the Company's insurance plans and 401 (k) plan and gave Mr. Roberts title to his Company car. The agreement contemplates that Mr. Roberts will engage in other business activities and limits his Company service requirement to 30 hours per month. The agreement terminates prior to its term upon the earlier of his death, for cause (as set forth in the agreement) or for certain breaches of the agreement. The agreement restricts Mr. Roberts' ability to compete against the Company during the term of his employment and for period of two years thereafter and during the same period restricts Mr. Roberts from taking certain other actions that may be against the interest of the Company and certain persons affiliated or associated with the Company.

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


                (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 EAGLE USA AIRFREIGHT, INC.
                                 --------------------------
                                       (Registrant)


Date:       February 6, 1998     BY:      /s/ James R. Crane
         -------------------              ---------------------------
                                          James R. Crane
                                          President


Date:      February  6, 1998     BY:      /s/ Douglas A. Seckel
         -------------------              ---------------------------
                                          Douglas A. Seckel
                                          Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBITS                             DESCRIPTION
--------                             -----------
*3(i)      Second Amended and Restated Articles of Incorporation of the Company (Exhibit 3.1 to the Company's
           Registration Statement on Form S-1 (Registration No. 33-97606)).

*3(ii)     Amended and Restated Bylaws of the Company, as amended  (Exhibit 3.2 to the Company's Registration
           Statement on Form S-1 (Registration No. 33-97606)).

11         Computation of Per Share Earnings.

27         Financial Data Schedule
------------------

*Incorporated by reference as indicated.