Form 10-Q
period 1998-03-31
EAGLE USA AIRFREIGHT INC
filed 1998-05-15
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 1998

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


                         COMMISSION FILE NUMBER 0-27288

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                              76-0094895
---------------------------------                         ----------------------
  (State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                         Identification Number)

                    15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                 (281) 618-3100
--------------------------------------------------------------------------------
         (Address of Principal Executive Offices, Including Registrant's
              Zip Code, and Telephone Number, Including Area Code)

                       3214 LODESTAR, HOUSTON, TEXAS 77032
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

The number of shares of the registrant's common stock as of April 30, 1998:
19,043,330 shares.

================================================================================

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q


                                                                            PAGE
PART I. FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheet as of .............................     3
    March 31, 1998 (unaudited) and September 30, 1997 (audited)

  Condensed Consolidated Statement of Income for the Six .................     4
   Months ended March 31, 1998 and 1997 (unaudited)

  Condensed Consolidated Statement of Income for the Three ...............     5
    Months ended March 31, 1998 and 1997 (unaudited)

  Condensed Consolidated Statement of Cash Flows for .....................     6
    the Six Months ended March 31, 1998 and 1997 (unaudited)

  Condensed Consolidated Statement of Shareholders' ......................     7
    Equity for the Six Months ended March 31, 1998 (unaudited)

  Notes to Condensed Consolidated Financial Statements (unaudited) .......     8


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS ......................................    10

PART II. OTHER INFORMATION ...............................................    17

SIGNATURES ...............................................................    20

INDEX TO EXHIBITS ........................................................    21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                  March 31,      September 30,
                                                                    1998             1997
                                                                 (unaudited)       (audited)
                                                                 -----------     -------------
                             Assets
Current assets:
    Cash and cash equivalents                                    $    39,807     $      25,107
    Short-term investments                                             8,178             2,679
    Accounts receivable - trade, net                                  50,505            54,662
    Prepaid expenses and other                                         3,406             4,557
                                                                 -----------     -------------
          Total current assets                                       101,896            87,005
Property and equipment, net                                           16,970            14,090
Other assets                                                           5,556             5,776
                                                                 -----------     -------------
                                                                 $   124,422     $     106,871
                                                                 ===========     =============
              Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable - trade                                     $     7,196     $       7,757
    Accrued transportation costs                                       5,094             6,062
    Accrued compensation and employee benefits                         9,043            10,454
    Other current liabilities                                          1,008             2,094
                                                                 -----------     -------------
          Total current liabilities                                   22,341            26,367
                                                                 -----------     -------------

Long-term indebtedness
                                                                 -----------     -------------

Shareholders' equity:
    Preferred Stock, $0.001 par value, 10,000 shares
      authorized
    Common stock, $0.001 par value, 100,000 and 30,000
      shares authorized, 18,766 and 18,210 shares issued                  19                18
    Additional paid-in capital                                        64,084            52,387
    Retained earnings                                                 37,978            28,099
                                                                 -----------     -------------
                                                                     102,081            80,504
                                                                 -----------     -------------
                                                                 $   124,422     $     106,871
                                                                 ===========     =============


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Six Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
Revenues                                                 $  188,189   $  129,075
Cost of transportation                                      104,182       72,877
                                                         ----------   ----------
                                                             84,007       56,198
                                                         ----------   ----------
Operating expenses:
    Personnel costs                                          44,936       29,173
    Other selling, general and administrative expenses       23,658       15,802
                                                         ----------   ----------
                                                             68,594       44,975
                                                         ----------   ----------
Operating income                                             15,413       11,223
                                                         ----------   ----------
Interest and other income                                       773          974
Interest expense
                                                         ----------   ----------
Nonoperating income                                             773          974
                                                         ----------   ----------
Income before provision for income taxes                     16,186       12,197
Provision for income taxes                                    6,307        4,735
                                                         ----------   ----------

Net income                                               $    9,879   $    7,462
                                                         ==========   ==========



Basic weighted average common shares outstanding             18,418       17,621
                                                         ==========   ==========

Diluted weighted average common and common
     equivalent shares outstanding                           19,156       18,554
                                                         ==========   ==========

Basic earnings per share (Note 2)                        $     0.54   $     0.42
                                                         ==========   ==========

Diluted earnings per share (Note 2)                      $     0.52   $     0.40
                                                         ==========   ==========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            1998         1997
                                                         ----------   ----------
Revenues                                                 $   90,544   $   61,489
Cost of transportation                                       50,575       34,806
                                                         ----------   ----------
                                                             39,969       26,683
                                                         ----------   ----------
Operating expenses:
    Personnel costs                                          21,681       14,885
    Other selling, general and administrative expenses       12,224        7,773
                                                         ----------   ----------
                                                             33,905       22,658
                                                         ----------   ----------
Operating income                                              6,064        4,025

Interest and other income                                       468          701
Interest expense
                                                         ----------   ----------
Nonoperating income                                             468          701
                                                         ----------   ----------
Income before provision for income taxes                      6,532        4,726
Provision for income taxes                                    2,543        1,778
                                                         ----------   ----------

Net income                                               $    3,989   $    2,948
                                                         ==========   ==========


Basic weighted average common shares outstanding             18,580       17,717
                                                         ==========   ==========

Diluted weighted average common and common
   equivalent shares outstanding                             19,261       18,643
                                                         ==========   ==========

Basic earnings per share (Note 2)                        $     0.21   $     0.17
                                                         ==========   ==========

Diluted earnings per share (Note 2)                      $     0.21   $     0.16
                                                         ==========   ==========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Six Months Ended
                                                               March 31,
                                                       ------------------------
                                                          1998          1997
                                                       ----------    ----------
Cash flows from operating activities                   $   15,751    $   (1,929)
                                                       ----------    ----------
Cash flows from investing activities:
    Purchase of investments                                (5,499)       (4,101)
    Maturity of investments                                               3,128
    Acquisition of property and equipment, net             (4,419)       (3,367)
    Other                                                     (43)
                                                       ----------    ----------
       Net cash used by investing activities               (9,961)       (4,340)
                                                       ----------    ----------
Cash flows from financing activities:
    Issuance of common stock, net of related costs          6,701         6,165
    Offering fee paid by selling shareholder                                375
    Proceeds from exercise of stock options                 2,209           399
                                                       ----------    ----------
        Net cash provided by financing activities           8,910         6,939
                                                       ----------    ----------
Net increase in cash and cash equivalents                  14,700           670
Cash and cash equivalents, beginning of period             25,107        26,696
                                                       ----------    ----------

Cash and cash equivalents, end of period               $   39,807    $   27,366
                                                       ==========    ==========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                               COMMON STOCK        ADDITIONAL
                                             -----------------      PAID-IN       RETAINED
                                             SHARES     AMOUNT      CAPITAL       EARNINGS       TOTAL
                                             ------     ------     ----------     --------     ---------
Balance at September 30, 1997                18,210     $   18     $   52,387     $ 28,099     $  80,504

Issuance of Common Stock, net
of related costs (Note 1)                       262                     6,701                      6,701

Exercise of stock options                       294          1          2,208                      2,209

Tax benefit from exercise of stock
options                                                                 2,788                      2,788

Net income                                                                           9,879         9,879
                                             ------     ------     ----------     --------     ---------

Balance at March 31, 1998                    18,766     $   19     $   64,084     $ 37,978     $ 102,081
                                             ======     ======     ==========     ========     =========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

         The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at March 31, 1998 and the results of its operations for the six and three months ended March 31, 1998 and 1997. Results of operations for the six and three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

         Eagle USA Airfreight, Inc. (the Company) was organized in 1984 to provide ground and air freight forwarding services. The Company maintains operating facilities throughout the United States, Mexico, Canada, and three acquired facilities in the United Kingdom on April 14, 1998. The Company operates in one principal industry segment.

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

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         On April 3, 1998, the Company acquired substantially all of the operating assets of Eagle Transfer, Inc. ("Eagle Companies"), a privately-held international freight forwarder based in Miami, Florida. Eagle Companies is a full-service forwarder whose services include customs clearing services, ocean forwarding and airfreight import and export. Eagle Companies' operations focus on Argentina, Brazil and Chile and other South American countries. Sales for Eagle Companies totaled approximately $19.8 million in the twelve-month period ended December 31, 1997. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation. The Company paid an undisclosed sum, consisting of cash, Common Stock, and a three-year contigent earnout payable in Common Stock if certain performance benchmarks are met. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated over the basis of the estimated fair market value of the net assets acquired. The results of operations for the acquired operations will be included in the consolidated statement of income from the acquisition date forward.

         On April 14, 1998, the Company acquired all of the stock of S. Boardman (Air Services) Limited and Subsidiaries (S. Boardman), a privately-held full service based in London, England. S. Boardman serves the international freight forwarding market from three facilities in London, Manchester and Birmingham, England. For the twelve-month period ended March 31, 1997, total revenues for S. Boardman were approximately $25 million and revenues excluding customs, duties and value added taxes were approximately $13 million. The Company paid an undisclosed cash sum and three-year contigent cash earnout if certain performance benchmarks are met. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated over the basis of the estimated fair market value of the net assets acquired. The results of operations for the acquired operations will be included in the consolidated statement of income from the acquisition date forward.

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

         The computation of basic and diluted earnings per share are as follows:


                                                      Six Months Ended March 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
Net income                                           $    9,879       $    7,462

Shares used in basic calculation:
   Weighted average shares outstanding                   18,418           17,621
                                                     ----------       ----------
         Total basic shares                              18,418           17,621

Additional shares for diluted computation:
     Effect of stock options                                738              933
                                                     ----------       ----------
               Total diluted shares                      19,156           18,554
                                                     ==========       ==========

Basic earnings per share                             $     0.54       $     0.42
                                                     ==========       ==========

Diluted earnings per share                           $     0.52       $     0.40
                                                     ==========       ==========

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                       Quarter Ended March 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------       ----------
Net income                                           $    3,989       $    2,948

Shares used in basic calculation:
   Weighted average shares outstanding                   18,580           17,717
                                                     ----------       ----------
         Total basic shares                              18,580           17,717

Additional shares for diluted computation:
     Effect of stock options                                681              926
                                                     ----------       ----------
               Total diluted shares                      19,261           18,643
                                                     ==========       ==========

Basic earnings per share                             $     0.21       $     0.17
                                                     ==========       ==========

Diluted earnings per share                           $     0.21       $     0.16
                                                     ==========       ==========


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

         In February 1997, the Financial Accounting Standards Board issued SFAS 129 "Disclosure of Information About Capital Structure" for all periods ending after December 15, 1997. SFAS 129 contains no changes in the disclosure requirements for the Company because it was previously subject to such requirements pursuant to other Statements and Opinions.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of both statements are required for fiscal years beginning after December 15, 1997. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to have a material impact on its consolidated financial statements.

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

        The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher revenues per shipment than domestic shipments. The Company anticipates that the costs of transportation for international freight will be higher than for domestic freight as a percentage of such revenues, resulting in lower gross margins than domestic shipments; however, the Company does not expect its operating expenses to increase in proportion to such revenues. In April 1998, the Company expanded its international operations through the completion of the acquisition of substantially all of the assets of Eagle Transfer, Inc. and the stock of S. Boardman (Air Services Limited). The Company also intends to continue the growth of its local pick-up and delivery operations. By providing local pick-up and delivery services with respect to shipments for which it is the freight forwarder, the Company has been able to increase its gross margin with respect to such shipments because it captures margins which were previously paid to third parties. However, the Company's local pick-up and delivery services provided to other (non-forwarding) customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

Six Month Ended March 31, 1998 compared to the Six Months Ended March 31, 1997

        Revenues increased 45.8% to $188.2 million for the six months ended March 31, 1998 from $129.1 million for the six months ended March 31, 1997 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets and the addition of significant national accounts customers.

Operating data for the period were as follows:


                                                                       SIX MONTHS ENDED MARCH 31,
                                                                      ---------------------------
                                                                         1998             1997
                                                                      ----------       ----------
        Freight forwarding terminals at end of period                         60               53
        Local delivery locations at end of period                             54               40
        Freight forwarding shipments                                     476,856          358,875
        Average weight (lbs.) per freight forwarding shipment                577              552

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        For those freight forwarding terminals open as of the beginning of fiscal 1997 (47 terminals), revenues increased 32.3% to $159.5 million for the six months ended March 31, 1998 from $120.6 million for the six months ended March 31, 1997.

        Revenues for the six months ended March 31, 1998 were comprised of $173.9 million of forwarding revenues, $14.0 million of local pick-up and delivery revenues and $303,000 of other freight forwarding service revenues, as compared to $121.6 million, $7.2 million and $327,000, respectively, for the corresponding period in 1997.

        Cost of transportation decreased as a percentage of revenues to 55.4% in the first six months of fiscal 1998 from 56.5% in the comparable period in fiscal 1997. This was primarily attributable to the continued expansion of the Company's local pick-up and delivery operations, enabling the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 43.0% to $104.2 million for the six months ended March 31, 1998 from $72.9 million in the same period in fiscal 1997 as a result of increases in volume of freight shipped. Gross margin increased to 44.6% in the six months ended March 31, 1998 from 43.5% in the same period in fiscal 1997. The primary reasons for the margin improvement were increased shipping volumes and the continued expansion of pickup and delivery operations. Gross profit increased 49.5% to $84.0 million for the six months ended March 31, 1998 from $56.2 million in the same period in fiscal 1997.

        Operating expenses increased as a percentage of revenues to 36.4% in the first six months of fiscal 1998 from 34.8% in the same period in fiscal 1997. The $23.6 million of increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs increased as a percentage of revenues to 23.9% for the six months ended March 31, 1998 from 22.6% in the same period in fiscal 1997, and increased in absolute terms by 54.0% to $44.9 million due to increased staffing needs associated with the opening of 7 new terminals, the opening of 14 new local delivery operations, expanded operations at existing terminals and increased revenues, which resulted in increased commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commission and salaries and to headquarters employees and executive officers. The Company has recently added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff of its domestic, international and local delivery operating units and to prepare for expected growth during fiscal 1998. Other selling, general and administrative expenses increased as a percentage of revenues to 12.6% for the six months ended March 31, 1998 from 12.2% in the same period in fiscal 1997, and increased in absolute terms by 49.7% to $23.7 million in the first six months ended March 31, 1998 from $15.8 million in the same period in fiscal 1997. For the six months ended March 31, 1998, selling expenses as a percentage of revenues decreased by 0.1% and other general and administrative expenses as a percentage of revenue increased 0.5% compared to the same period in fiscal 1997. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1998 period.

        Operating income increased 37.3% to $15.4 million in the first six months of fiscal 1998 from $11.2 million in the comparable period in fiscal 1997. Operating margin for the first six months of fiscal 1998 was 8.2% down from 8.7% for the same period in fiscal 1997 primarily due to the higher operating expenses as a percentage of revenues during the six months ended March 31, 1998.

        Interest and other income decreased to $773,000 in the first six months of fiscal 1998 from $974,000 in the comparable period in fiscal 1997 as a result of a one-time payment of $375,000 made in the second quarter of fiscal 1997 by Daniel S. Swannie, a former executive officer and director of the Company, in connection with the reimbursement of the Company's internal costs related to the February 1997 secondary public offering.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        Income before provision for income taxes increased 32.7% to $16.2 million for the first six months of fiscal 1998 from $12.2 million in the comparable period of fiscal 1997. Provision for income taxes increased 33.2% to $6.3 million for the six months ended March 31, 1998 from $4.7 million for the six months ended March 31, 1997. Net income increased 32.4% to $9.9 million for the six months ended March 31, 1998 from net income of $7.5 million in the same period in fiscal 1997. Diluted earnings per share increased 30.0% to $0.52 for the six months ended March 31, 1998 from $0.40 in the same period in fiscal 1997.

Three Months Ended March 31, 1998 compared to the Three Months Ended March 31, 1997

        Revenues increased 47.3% to $90.5 million in the three months ended March 31, 1998 from $61.5 million in the same period of fiscal 1997 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, penetration in existing markets and the addition of significant national account customers.

  Operating data for the period were as follows:


                                                                      Three Months Ended March 31,
                                                                      ----------------------------
                                                                         1998              1997
                                                                      ----------        ----------
        Freight forwarding terminals at end of period                         60                53
        Local delivery locations at end of period                             54                40
        Freight forwarding shipments                                     240,361           174,059
        Average weight (lbs.) per freight forwarding shipment                555               562


        For those freight forwarding terminals opened as of the beginning of fiscal 1997 (47 terminals), revenues increased 33.5% to $76.4 million for the three months ended March 31, 1998 from $57.2 million for the three months ended March 31, 1997.

Revenues for the three months ended March 31, 1998 were comprised of $82.6 million of forwarding revenues, $7.8 million of local pick and delivery revenues and $155,000 of other freight forwarding service revenues, as compared to $57.8 million, $3.6 million and $142,000, respectively, for the three months ended March 31, 1997.

        Cost of transportation decreased during the quarter as a percentage of revenues to 55.9% from 56.6% in the comparable period in fiscal 1997. The decrease was primarily attributable to the continued expansion of the local pick up and delivery operations, enabling the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 45.3% to $50.6 million in the fiscal 1998 quarter from $34.8 million in the fiscal 1997 quarter as a result of increases in volume of freight shipped. Gross margin increased to 44.1% in the first quarter of fiscal 1998 from 43.4% in the same period in fiscal 1997. The primary reasons for the margin improvement were increased shipping volumes, and the continued expansion of pickup and delivery operations. Gross profit increased 49.8% to $40.0 million in the first quarter of fiscal 1998 from $26.7 million in the same period in fiscal 1997.

        Operating expenses increased as a percentage of revenues to 37.4% in the second quarter of fiscal 1998 from 36.8% for the same period in fiscal 1997. The $11.2 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 23.9% in the second quarter of fiscal 1998 from 24.2% in the same period in fiscal 1997, and increased in absolute terms by 45.7% to $21.7 million due to increased staffing needs associated with the opening of 7 new terminals, the opening of 14 new local delivery locations, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

headquarters employees and executive officers. The Company has recently added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff of its domestic, international and local delivery operating units and to prepare for expected growth during fiscal 1998. Other selling, general and administrative expenses increased as a percentage of revenues to 13.5% in the second quarter of fiscal 1998 from 12.6% in the second quarter of fiscal 1997, and increased in absolute terms by 57.3% to $12.2 million in the fiscal 1998 period from $7.8 million in the fiscal 1997 period. In the second quarter of fiscal 1998, selling expenses as a percentage of revenues decreased by 0.4% and other general and administrative expenses as a percentage of revenues increased by 1.3% compared to the second quarter of fiscal 1997. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1998 period.

        Operating income increased 50.7% to $6.1 million in the second quarter of fiscal 1998 from $4.0 million in the comparable period in fiscal 1997. Operating margin for the quarter ended March 31, 1998 was 6.7%, up from 6.5% for the three months ended March 31, 1997. Interest and other income decreased to $468,000 from $701,000 in the comparable period in fiscal 1997 as a result of a one-time payment of $375,000 made in the second quarter of fiscal 1997 by Daniel
S. Swannie, a former Executive Officer and Director of the Company, in connection with the reimbursement of the Company's internal costs related to the February 1997 secondary public offering.

        Income before provision for income taxes increased 38.2% to $6.5 million in the second quarter of fiscal 1998 from $4.7 million in the comparable period of fiscal 1997. Provision for income taxes increased 43.0% to $2.5 million for the three months ended March 31, 1998 from $1.8 for the three months ended March 31, 1997. Net income increased 35.3% to $4.0 million in the second quarter of fiscal 1998 from net income of $2.9 million in the same period in fiscal 1997. Diluted earnings per share increased 31.3% to $0.21 per share for the quarter ended March 31, 1998 from $0.16 in the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and short-term investments increased $20.2 million to $48.0 million at March 31, 1998 from $27.8 million at September 30, 1997. At March 31, 1998, the Company had working capital of $79.6 million and a current ratio of 4.56 compared to working capital of $60.6 million and a current ratio of 3.30 at September 30, 1997. The Company's working capital has increased during this period primarily as a result of proceeds from the January 1998 secondary offering , profitable growth associated with the expansion of the Company's operations and increased accounts receivable collections. Capital expenditures for the six months ended March 31, 1998 were approximately $4.4 million. The Company believes that cash flow from operations and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

        Other than its initial and 1997 and 1998 public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease purchase arrangements. The Company had a $10 million revolving credit facility with NationsBank of Texas, N.A. which expired in January 1998. The Company is currently considering implementing alternative facilities. The Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

        As of March 31, 1998, the Company had outstanding non-qualified stock options to purchase an aggregate of 3,152,111 shares of Common Stock at exercise prices equal to the fair market value of the underlying Common Stock on the dates of grant (prices ranging from $1.25 to $35.125). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the six

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


months ended March 31, 1998 of non-qualified stock options to purchase an aggregate of 293,526 shares of Common Stock, the Company is entitled to a federal income tax deduction of approximately $7.0 million. Assuming an effective tax rate of 40%, the Company expects to realize a tax benefit of approximately $2.8 million with respect to the six months ended March 31, 1998, accordingly, the Company recorded such an increase in additional paid-in capital and a decrease in current income taxes payable pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Any exercises for non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits for the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

        On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its recently completed Houston terminal, warehouse and headquarters facility (the Houston facility). Estimated costs of the Houston facility are $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $60,000 (including monthly interest costs based upon LIBOR rate plus 200 basis points) beginning upon the completion of the construction of the facility and continuing for a term of 52 months with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due at the end of the lease term. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and is not otherwise required to acquire the facility, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. The Company expects that the amount of any such deficiency payment would be expensed. As of March 31, 1998, the lease balance was approximately $8.5 million.

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

        On April 3, 1998, the Company acquired substantially all of the operating assets of Eagle Transfer, Inc. ("Eagle Companies"), a privately-held international freight forwarder based in Miami, Florida. Eagle Companies is a full-service forwarder whose services include customs clearing services, ocean forwarding and airfreight import and export. Eagle Companies' operations focus on Argentina, Brazil and Chile and other South American countries. Sales for Eagle Companies totaled approximately $19.8 million in the twelve-month period ended December 31, 1997. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation. The Company paid an undisclosed sum, consisting of cash, Common Stock, and a three-year contingent earnout payable in Common Stock if certain

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


performance benchmarks are met. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated over the basis of the estimated fair market value of the net assets acquired. The results of operations for the acquired operations will be included in the consolidated statement of income from the acquisition date forward.

        On April 14, 1998, the Company acquired all of the outstanding stock of
S. Boardman (Air Services) Limited and Subsidiaries ("S. Boardman"), a privately-held full service based in London, England. S. Boardman serves the international freight forwarding market from three facilities in London, Manchester and Birmingham, England. For the twelve-month period ended March 31, 1997, total revenues for S. Boardman were approximately $25 million and revenues excluding customs, duties and value added taxes were approximately $13 million. The Company paid an undisclosed cash sum and a three-year contingent cash earnout if certain performance benchmarks are met. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated over the basis of the estimated fair market value of the net assets acquired. The results of operations for the acquired operations will be included in the consolidated statement of income from the acquisition date forward.

        On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the acquisition and construction of terminal and warehouse facilities throughout the United States designated by the Company from time to time (each, a "Financed Facility"). Under the terms of the master operating lease agreement, average monthly lease payments (including monthly interest costs based upon LIBOR rate plus 150 basis points) begin upon the completion of the construction of each Financed Facility and continue for a term of 52 months with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due at the end of the lease term. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire each Financed Facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and is not otherwise required to acquire the Financed Facility, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each Financed Facility. The Company expects that the amount of any such deficiency payment would be expensed. As of April 30, 1998, no amounts were outstanding under the master operating lease agreement, although the Company expects to finance facilities under the master operating lease agreement in the future.

        The Company is assessing the impact of the Year 2000 issue on its operations. Based on existing information, the Company believes that its information systems are Year 2000 compliant and does not currently believe that such Year 2000 issues will have a material effect on the financial position, cash flows or results of operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

              The aggregate price to the public for the shares sold in the Offering was $37,950,000. The expenses incurred by the Company with respect to the Offering were as follows:


                        Underwriter Discounts and Commissions......   $2,656,500
                        Other Expenses.............................      734,000
                        Total......................................   $3,390,500


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

              The net proceeds to the Company from the Offering were $34.6 million. As of March 31, 1998, the Company has used such net proceeds as follows: (i) to repay $2.1 million of indebtedness outstanding under the Company's revolving credit facility, (ii) to repay $11.6 million of promissory notes outstanding to certain of the Company's directors and officers, (iii) to pay $4.0 million of expenses relating to the upgrade of the Company's information systems, (iv) to pay $5.6 million for a fiscal 1997 acquisition,
              (v) to pay $900,000 to purchase the site of the Company's Newark terminal, (vi) to pay $1.7 million of costs related to the Company's new headquarters facility, and (vii) to make $8.7 million in cash equivalents and short-term investments. Except as set forth in clause (ii), none of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES, NONE

ITEM 4.    SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

           (a) ANNUAL MEETING OF SHAREHOLDERS ON FEBRUARY 23, 1998.


                                                                                                                  BROKER
           (c)  PROPOSALS                                 FOR         AGAINST       WITHHELD       ABSTAIN       NONVOTES
                                                        -------       -------       --------       -------       --------
           (PROXY TOTALS IN THOUSANDS)
           ELECTION OF DIRECTORS
               JAMES R. CRANE                            15,149             *             10            --              *
               DOUGLAS A. SECKEL                         15,149             *             10            --              *
               WILLIAM P. O'CONNELL                      15,149             *             10            --              *
               NEIL E. KELLEY                            15,149             *             10            --              *
               FRANK J. HEVRDEJS                         15,149             *             10            --              *

           APPROVAL TO AMEND THE COMPANY'S               14,451           685              *            11             12
               RESTATED ARTICLES OF INCORPORATION
               TO INCREASE THE COMPANY'S
               AUTHORIZED COMMON STOCK

           APPROVAL OF THE COMPANY'S                     13,277           760              *            12          1,109
               LONG-TERM INCENTIVE PLAN WHICH
               WILL BE AMENDED AND RESTATED TO
               INCREASE THE SHARES OF COMMON
               STOCK RESERVED UNDER THE PLAN

           APPROVAL OF THE COMPANY'S                     14,000            51              *             9          1,098
               EMPLOYEE STOCK PURCHASE PLAN

           APPROVAL OF APPOINTMENT OF                    15,149             3              *             7             --
               PRICE WATERHOUSE LLP AS
               INDEPENDENT PUBLIC
               ACCOUNTANTS


           *NOT APPLICABLE

ITEM 5.    OTHER INFORMATION

           FORWARD LOOKING STATEMENTS

           The statements contained in all parts of this document, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth; future marketing; construction of new facilities; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of offering proceeds; future acquisitions, and any effects, benefits, results, terms or other aspects of such acquisitions; effects of the Year 2000 issue; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity and offering proceeds to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this documents, the words "anticipate," "estimate," "expect,"

           "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

           (A)  EXHIBITS.

                  3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended.

                  *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on from S-1 (Registration No. 33-97606)).

                  10(i)             Employees Stock Purchase Plan (effective
                                    July 1, 1998).

                  10(ii)            Long-Term Incentive Plan, as Amended and
                                    Restated.

                  11(i) Computation of Per Share Earnings for the Six Months ended March 31, 1998 and 1997.

                  11(ii) Computation of Per Share Earnings for the Three Months ended March 31, 1998 and 1997.

                  27                Financial Data Schedule.

                  27.1              Restated Financial Data Schedule.
----------
*          Incorporated by reference as indicated.

           (B) The Company filed a Form 8-K dated January 5, 1998, regarding the Acquisition of S. Boardman (Air Services) Limited and Subsidiaries and Eagle Companies.

                  The Company filed a Form 8-K dated January 22, 1998, regarding earnings results for the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       EAGLE USA AIRFREIGHT, INC.
                                             (Registrant)


Date:  May 15, 1998                    By: /s/ JAMES  R. CRANE
      ----------------------------         -------------------------------------
                                           James R. Crane
                                           President


Date:  May 15, 1998                    By: /s/ DOUGLAS A. SECKEL
      ----------------------------         -------------------------------------
                                           Douglas A. Seckel
                                           Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBITS                                 DESCRIPTION
--------                                 -----------
3(i)              Second Amended and Restated Articles of Incorporation of the
                  Company as amended.

*3(ii)            Amended and Restated Bylaws of the Company, as amended
                  (Exhibit 3.2 to the Company's Registration Statement on Form
                  S-1 (Registration No. 33-97606).

10(i)             Employee Stock Purchase Plan (effective July 1, 1998).

10(ii)            Long-Term Incentive Plan, as Amended and Restated.

11(i)             Computation of Per Share Earnings for the Six Months ended
                  March 31, 1998 and 1997.

11(ii)            Computation of Per Share Earnings for the Three Months ended
                  March 31, 1998 and 1997.

27                Financial Data Schedule.

27.1              Restated Financial Data Schedule.

----------
*Incorporated by reference as indicated.