Form 10-Q
period 1998-06-30
EAGLE USA AIRFREIGHT INC
filed 1998-08-14
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998

                                       or

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to
                                                         -------     -------

                         COMMISSION FILE NUMBER   0-27288
                                                -----------

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

                        TEXAS                                                        76-0094895
--------------------------------------------------------------         ---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)         (I.R.S. Employer Identification Number)


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

The number of shares of the registrant's common stock as of July 31, 1998:
19,078,112 shares.

================================================================================

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q

                                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheet as of
    June 30, 1998 (unaudited) and September 30, 1997 (audited) ...................................................  3

  Condensed Consolidated Statement of Income for the Nine
   Months ended June 30, 1998 and 1997 (unaudited)     ...........................................................  4

  Condensed Consolidated Statement of Income for the Three
    Months ended June 30, 1998 and 1997 (unaudited)    ...........................................................  5

  Condensed Consolidated Statement of Cash Flows for
    the Nine Months ended June 30, 1998 and 1997 (unaudited) .....................................................  6

  Condensed Consolidated Statement of Shareholders'
    Equity for the Nine Months ended June 30, 1998 (unaudited) ...................................................  7

  Notes to Condensed Consolidated Financial Statements (unaudited)  ..............................................  8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS .................................................................................. 10

PART II.  OTHER INFORMATION ...................................................................................... 17

SIGNATURES........................................................................................................ 20

INDEX TO EXHIBITS................................................................................................. 21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                      June 30,   September 30,
                                                                        1998         1997
                                                                    (unaudited)    (audited)
                                                                    -----------  -------------
                             Assets
Current assets:
    Cash and cash equivalents                                         $ 33,880     $ 25,107
    Short-term investments                                              14,076        2,679
    Accounts receivable - trade, net                                    57,239       54,662
    Prepaid expenses and other                                           4,837        4,557
                                                                      --------     --------
          Total current assets                                         110,032       87,005
Property and equipment, net                                             20,167       14,090
Other assets                                                            10,104        5,776
                                                                      --------     --------
                                                                      $140,303     $106,871
                                                                      ========     ========
              Liabilities and Shareholders' Equity
Current liabilities:
    Accounts payable - trade                                          $  4,687     $  7,757
    Accrued transportation costs                                        11,591        6,062
    Accrued compensation and employee benefits                           8,550       10,454
    Other current liabilities                                            2,357        2,094
                                                                      --------     --------
          Total current liabilities                                     27,185       26,367
                                                                      --------     --------

Long-term indebtedness
                                                                      --------     --------

Shareholders' equity:
    Preferred Stock, $0.001 par value, 10,000 shares
      authorized
    Common stock, $0.001 par value, 100,000 and 30,000
      shares authorized, 19,063 and 18,210 shares issued                    19           18
    Additional paid-in capital                                          69,476       52,387
    Retained earnings                                                   43,623       28,099
                                                                      --------     --------
                                                                       113,118       80,504
                                                                      --------     --------
                                                                      $140,303     $106,871
                                                                      ========     ========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Nine Months Ended
                                                                            June 30,
                                                                      ---------------------
                                                                        1998         1997
                                                                      --------     --------
Revenues                                                              $295,239     $200,376
Cost of transportation                                                 164,525      112,858
                                                                      --------     --------
                                                                       130,714       87,518
                                                                      --------     --------
Operating expenses:
    Personnel costs                                                     69,071       46,084
    Other selling, general and administrative expenses                  37,758       23,859
                                                                      --------     --------
                                                                       106,829       69,943
                                                                      --------     --------
Operating income                                                        23,885       17,575
                                                                      --------     --------
Interest and other income                                                1,259        1,348
Interest expense
                                                                      --------     --------
Nonoperating income                                                      1,259        1,348
                                                                      --------     --------
Income before provision for income taxes                                25,144       18,923
Provision for income taxes                                               9,620        7,357
                                                                      --------     --------

Net income                                                            $ 15,524     $ 11,566
                                                                      ========     ========

Basic weighted average common shares outstanding                        18,617       17,716
                                                                      ========     ========

Diluted weighted average common and common
     equivalent shares outstanding                                      19,322       18,614
                                                                      ========     ========

Basic earnings per share (Note 2)                                     $   0.83     $   0.65
                                                                      ========     ========

Diluted earnings per share (Note 2)                                   $   0.80     $   0.62
                                                                      ========     ========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Three Months Ended
                                                                             June 30,
                                                                      ---------------------
                                                                        1998         1997
                                                                      --------     --------
Revenues                                                              $107,050     $ 71,301
Cost of transportation                                                  60,343       39,981
                                                                      --------     --------
                                                                        46,707       31,320
                                                                      --------     --------
Operating expenses:
    Personnel costs                                                     24,135       16,911
    Other selling, general and administrative expenses                  14,100        8,057
                                                                      --------     --------
                                                                        38,235       24,968
                                                                      --------     --------
Operating income                                                         8,472        6,352
                                                                      --------     --------
Interest and other income                                                  486          374
Interest expense
                                                                      --------     --------
Nonoperating income                                                        486          374
                                                                      --------     --------
Income before provision for income taxes                                 8,958        6,726
Provision for income taxes                                               3,313        2,622
                                                                      --------     --------

Net income                                                            $  5,645     $  4,104
                                                                      ========     ========


Basic weighted average common shares outstanding                        19,008       17,906
                                                                      ========     ========
Diluted weighted average common and common
   equivalent shares outstanding                                        19,674       18,673
                                                                      ========     ========

Basic earnings per share (Note 2)                                     $   0.30     $   0.23
                                                                      ========     ========

Diluted earnings per share (Note 2)                                   $   0.29     $   0.22
                                                                      ========     ========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                              June 30,
                                                                      ----------------------
                                                                         1998         1997
                                                                      --------      --------
Cash flows from operating activities                                  $ 19,191      $  1,504
                                                                      --------      --------
Cash flows from investing activities:
    Purchase of investments                                            (13,897)      (11,051)
    Maturity of investments                                              2,500         4,281
    Acquisition of property and equipment, net                          (8,081)       (4,305)
    Acquisitions, net of cash                                           (2,988)
                                                                      --------      --------
       Net cash used by investing activities                           (22,466)      (11,075)
                                                                      --------      --------
Cash flows from financing activities:
    Issuance of common stock, net of related costs                       6,623         6,165
    Offering fee paid by selling shareholder                                             375
    Proceeds from exercise of stock options                              5,425           869
    Payments on shareholder distribution notes                                          (635)
                                                                      --------      --------
         Net cash provided by financing activities                      12,048         6,774
                                                                      --------      --------
Net increase (decrease) in cash and cash equivalents                     8,773        (2,797)
Cash and cash equivalents, beginning of period                          25,107        26,696
                                                                      --------      --------

Cash and cash equivalents, end of period                              $ 33,880      $ 23,899
                                                                      ========      ========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                      COMMON STOCK         ADDITIONAL
                                                  ---------------------     PAID-IN      RETAINED
                                                   SHARES       AMOUNT      CAPITAL      EARNINGS      TOTAL
                                                  --------     --------     --------     --------     --------
Balance at September 30, 1997                       18,210     $     18     $ 52,387     $ 28,099     $ 80,504

Issuance of Common Stock, net
of related costs (Note 1)                              263                     6,623                     6,623

Issuance of Common Stock for
acquisition (Note 1)                                    28                       750                       750

Exercise of stock options                              562            1        5,424                     5,425

Tax benefit from exercise of stock
options                                                                        4,292                     4,292

Net income                                                                                 15,524       15,524
                                                  --------     --------     --------     --------     --------
Balance at June 30, 1998                            19,063     $     19     $ 69,476     $ 43,623     $113,118
                                                  ========     ========     ========     ========     ========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

         The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 1998 and the results of its operations for the nine and three months ended June 30, 1998 and 1997. Results of operations for the nine and three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1998.

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

         On September 19, 1997, the Company acquired the operating assets and assumed certain liabilities of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company paid approximately $5.6 million in cash and issued 33,362 shares of Common Stock in this transaction. The acquisition agreement also provides for three contingent payments if certain annual sales goals are achieved. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated based on the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward.

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

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         On April 3, 1998, the Company acquired substantially all of the operating assets of Eagle Transfer, Inc. ("Eagle Companies"), a privately-held international freight forwarder based in Miami, Florida. Eagle Companies was a full-service forwarder whose services included customs clearing services, ocean forwarding and airfreight import and export. Eagle Companies' revenues were generated principally from Argentina, Brazil and Chile and other South American countries. Sales for Eagle Companies totaled approximately $19.8 million in the twelve-month period ended December 31, 1997. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated based on the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward.

         On April 14, 1998, the Company acquired all of the stock of S. Boardman (Air Services) Limited and Subsidiaries (S. Boardman), a privately-held full service forwarder based in London, England. S. Boardman serves the international freight forwarding market from three facilities in London, Manchester and Birmingham, England. For the twelve-month period ended March 31, 1997, gross revenues for S. Boardman were approximately $25 million, and revenues excluding customs, duties and value added taxes were approximately $13 million. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated based on the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward. For the two April 1998 acquisitions, the Company paid $4.4 million of cash, $750,000 of Common Stock and a three-year contingent earnout payable in cash and Common Stock if certain performance benchmarks are met.

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

         The computation of basic and diluted earnings per share are as follows:

                                                                      Nine Months Ended June 30,
                                                                      --------------------------
                                                                       1998               1997
                                                                      -------           -------
Net income                                                            $15,524           $11,566

Shares used in basic calculation:
   Weighted average shares outstanding                                 18,617            17,716
                                                                      -------           -------
         Total basic shares                                            18,617            17,716

Additional shares for diluted computation:
     Effect of stock options                                              705               898
                                                                      -------           -------
               Total diluted shares                                    19,322            18,614
                                                                      =======           =======

Basic earnings per share                                              $  0.83           $  0.65
                                                                      =======           =======

Diluted earnings per share                                            $  0.80           $  0.62
                                                                      =======           =======

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                     Three Months Ended June 30,
                                                                     ---------------------------
                                                                        1998             1997
                                                                      -------           -------
Net income                                                            $ 5,645           $ 4,104

Shares used in basic calculation:
   Weighted average shares outstanding                                 19,008            17,906
                                                                      -------           -------
         Total basic shares                                            19,008            17,906

Additional shares for diluted computation:
     Effect of stock options                                              666               767
                                                                      -------           -------
               Total diluted shares                                    19,674            18,673
                                                                      =======           =======

Basic earnings per share                                              $  0.30           $  0.23
                                                                      =======           =======

Diluted earnings per share                                            $  0.29           $  0.22
                                                                      =======           =======


NOTE 3-  NEW ACCOUNTING PRONOUNCEMENTS:

         In February 1997, the Financial Accounting Standards Board issued SFAS 129 "Disclosure of Information About Capital Structure" for all periods ending after December 15, 1997. SFAS 129 contains no changes in the disclosure requirements for the Company because it was previously subject to such requirements pursuant to other Statements and Opinions.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The adoption of both statements are required for fiscal years beginning after December 15, 1997. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS No. 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS No. 131 to have a material impact on its consolidated financial statements and related disclosures.

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

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General

         The Company's revenues have increased to $291.8 million in the fiscal year ended September 30, 1997 from $126.2 million in the fiscal year ended September 30, 1995, and its operating income has increased to $25.7 million in fiscal 1997 from $12.2 million in fiscal 1995. The Company's recent growth has been generated almost exclusively by increasing the number of terminals operated by the Company and growth in revenue produced by existing terminals. The opening of a new terminal generally has an initial negative impact on profitability due to operating losses of the new terminal. The opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum targeted sales levels and until terminals achieve profitability. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers. Historically, the Company's operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis. The second quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest.

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

Nine Months Ended June 30, 1998 compared to the Nine Months Ended June 30, 1997

         Revenues increased 47.3% to $295.2 million for the nine months ended June 30, 1998 from $200.4 million for the nine months ended June 30, 1997 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets, the addition of significant national account customers and the effect of three acquisitions.

Operating data for the period were as follows:

                                                                   NINE MONTHS ENDED JUNE 30,
                                                                   --------------------------
                                                                        1998        1997
                                                                        ----        ----
     Freight forwarding terminals at end of period                         66          57
     Local delivery locations at end of period                             58          43
     Freight forwarding shipments                                     747,811     541,960
     Average weight (lbs.) per freight forwarding shipment                597         568


                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         For those freight forwarding terminals open as of the beginning of fiscal 1997 (47 terminals), revenues increased 30.0% to $241.4 million for the nine months ended June 30, 1998 from $185.7 million for the nine months ended June 30, 1997.

         Revenues for the nine months ended June 30, 1998 were comprised of $272.3 million of forwarding revenues, $22.5 million of local pick-up and delivery revenues and $408,000 of other freight forwarding service revenues, as compared to $188.4 million, $11.5 million and $523,000, respectively, for the corresponding period in 1997.

         Cost of transportation decreased as a percentage of revenues to 55.7% in the first nine months of fiscal 1998 from 56.3% in the comparable period in fiscal 1997. This was primarily attributable to the continued expansion of the Company's local pick-up and delivery operations, enabling the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 45.8% to $164.5 million for the nine months ended June 30, 1998 from $112.9 million in the same period in fiscal 1997 as a result of increases in volume of freight shipped. Gross margin increased to 44.3% in the nine months ended June 30, 1998 from 43.7% in the same period in fiscal 1997. The primary reasons for the margin improvement were increased shipping volumes and the continued expansion of pickup and delivery operations. Gross profit increased 49.4% to $130.7 million for the nine months ended June 30, 1998 from $87.5 million in the same period in fiscal 1997.

         Operating expenses increased as a percentage of revenues to 36.2% in the first nine months of fiscal 1998 from 34.9% in the same period in fiscal 1997. The $36.9 million of increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals, expansion of local delivery operations and the effect of acquisitions. Personnel costs increased as a percentage of revenues to 23.4% for the nine months ended June 30, 1998 from 23.0% in the same period in fiscal 1997, and increased in absolute terms by 49.9% to $69.1 million due to increased staffing needs associated with the opening of 9 new terminals, the opening of 15 new local delivery operations, expanded operations at existing terminals, the Company's acquisitions and increased revenues, which resulted in increased commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commission and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff of its domestic, international and local delivery operating units and to prepare for expected growth during fiscal 1998. Other selling, general and administrative expenses increased as a percentage of revenues to 12.8% for the nine months ended June 30, 1998 from 11.9% in the same period in fiscal 1997, and increased in absolute terms by 58.3% to $37.8 million in the first nine months ended June 30, 1998 from $23.9 million in the same period in fiscal 1997. For the nine months ended June 30, 1998, selling expenses as a percentage of revenues decreased by 0.2% and other general and administrative expenses as a percentage of revenue increased 1.1% compared to the same period in fiscal 1997. The absolute increases in selling, general and administrative expenses were due to the Company's acquisitions, the Company's new headquarters facility, increased professional fees and overall increases in the level of the Company's activities in the fiscal 1998 period.

         Operating income increased 35.9% to $23.9 million in the first nine months of fiscal 1998 from $17.6 million in the comparable period in fiscal 1997. Operating margin for the first nine months of fiscal 1998 was 8.1% down from 8.8% for the same period in fiscal 1997 primarily due to the higher operating expenses as a percentage of revenues during the nine months ended June 30, 1998.

         Interest and other income decreased to $1.3 million in the first nine months of fiscal 1998 from $1.4 million in the comparable period in fiscal 1997 as a result of a one-time payment of $375,000 made in the second quarter of fiscal 1997 by Daniel S. Swannie, a former executive officer and director of the Company, in connection with the reimbursement of the Company's internal costs related to the February 1997 secondary public offering.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Income before provision for income taxes increased 32.9% to $25.1 million for the first nine months of fiscal 1998 from $18.9 million in the comparable period of fiscal 1997. Provision for income taxes increased 30.8% to $9.6 million for the nine months ended June 30, 1998 from $7.4 million for the nine months ended June 30, 1997. Net income increased 34.2% to $15.5 million for the nine months ended June 30, 1998 from net income of $11.6 million in the same period in fiscal 1997. Diluted earnings per share increased 29.0% to $0.80 for the nine months ended June 30, 1998 from $0.62 in the same period in fiscal 1997.

Three Months Ended June 30, 1998 compared to the Three Months Ended June 30,
1997

         Revenues increased 50.1% to $107.1 million in the three months ended June 30, 1998 from $71.3 million in the same period of fiscal 1997 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, penetration in existing markets, the addition of significant national account customers and the effect of acquisitions.

Operating data for the period were as follows:

                                                                                    Three Months Ended June 30,
                                                                                    ---------------------------
                                                                                      1998              1997
                                                                                      ----              ----
         Freight forwarding terminals at end of period                                  66                57
         Local delivery locations at end of period                                      58                43
         Freight forwarding shipments                                              270,955           183,085
         Average weight (lbs.) per freight forwarding shipment                         634               598

         For those freight forwarding terminals opened as of the beginning of fiscal 1997 (47 terminals), revenues increased 25.9% to $81.9 million for the three months ended June 30, 1998 from $65.0 million for the three months ended June 30, 1997.

         Revenues for the three months ended June 30, 1998 were comprised of $98.5 million of forwarding revenues, $8.5 million of local pick and delivery revenues and $105,000 of other freight forwarding service revenues, as compared to $66.8 million, $4.3 million and $196,000, respectively, for the three months ended June 30, 1997.

         Cost of transportation increased during the quarter as a percentage of revenues to 56.4% from 56.1% in the comparable period in fiscal 1997. The increase was primarily attributable to the two April 1998 international acquisitions which contributed a higher cost of transportation as a percentage of revenues. Cost of transportation increased in absolute terms by 50.9% to $60.3 million in the fiscal 1998 quarter from $39.9 million in the fiscal 1997 quarter as a result of increases in volume of freight shipped. Gross margin decreased to 43.6% in the third quarter of fiscal 1998 from 43.9% in the same period in fiscal 1997. The primary reasons for the margin decline was primarily attributable to the April 1998 acquisitions which contributed a higher cost of transportation as a percentage of revenues. Gross profit increased 49.1% to $46.7 million in the third quarter of fiscal 1998 from $31.3 million in the same period in fiscal 1997.

         Operating expenses increased as a percentage of revenues to 35.7% in the third quarter of fiscal 1998 from 35.0% for the same period in fiscal 1997. The $13.3 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals, expansion of local delivery operations and the Company's acquisitions. Personnel costs decreased as a percentage of revenues to 22.5% in the third quarter of fiscal 1998 from 23.7% in the same period in fiscal 1997, and increased in absolute terms by 42.7% to $24.1 million due to increased staffing needs associated with the opening of 9 new terminals, the opening of 15 new local delivery locations, expanded operations at existing terminals, the effect of acquisitions and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff of its domestic, international and local delivery operating units and to prepare for expected growth during fiscal 1998. Other selling, general and administrative expenses increased as a percentage of revenues to 13.2% in the third quarter of fiscal 1998 from 11.3% in the third quarter of fiscal 1997, and increased in absolute terms by 75.0% to $14.1 million in the fiscal 1998 period from $8.1 million in the fiscal 1997 period. In the third quarter of fiscal 1998, selling expenses as a percentage of revenues decreased by 0.4% and other general and administrative expenses as a percentage of revenues increased by 2.3% compared to the third quarter of fiscal 1997. The absolute increases in selling, general and administrative expenses were due to the Company's acquisitions, the Company's new headquarter facility, increased professional fees and overall increases in the level of the Company's activities in the fiscal 1998 period.

         Operating income increased 33.4% to $8.5 million in the third quarter of fiscal 1998 from $6.4 million in the comparable period in fiscal 1997. Operating margin for the quarter ended June 30, 1998 was 7.9%, down from 8.9% for the three months ended June 30, 1997. Interest and other income increased to $486,000 from $374,000 in the comparable period in fiscal 1997 as a result of increased levels of investment earnings.

         Income before provision for income taxes increased 33.2% to $9.0 million in the third quarter of fiscal 1998 from $6.7 million in the comparable period of fiscal 1997. Provision for income taxes increased 26.4% to $3.3 million for the three months ended June 30, 1998 from $2.6 for the three months ended June 30, 1997. Net income increased 37.5% to $5.6 million in the third quarter of fiscal 1998 from net income of $4.1 million in the same period in fiscal 1997. Diluted earnings per share increased 31.8% to $0.29 per share for the quarter ended June 30, 1998 from $0.22 in the same period in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments increased $20.2 million to $48.0 million at June 30, 1998 from $27.8 million at September 30, 1997. At June 30, 1998, the Company had working capital of $82.8 million and a current ratio of 4.05 compared to working capital of $60.6 million and a current ratio of 3.30 at September 30, 1997. The Company's working capital has increased during this period primarily as a result of proceeds from the January 1998 secondary offering , profitable growth associated with the expansion of the Company's operations and increased accounts receivable collections. Capital expenditures for the nine months ended June 30, 1998 were approximately $8.1 million. The Company believes that cash flow from operations and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

         Other than its initial and 1997 and 1998 public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease or purchase arrangements. The Company had a $10 million revolving credit facility with NationsBank of Texas, N.A. which expired in January 1998. The Company is currently considering implementing alternative facilities. The Company expects to retain all available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

         As of June 30, 1998, the Company had outstanding non-qualified stock options to purchase an aggregate of 3,019,153 shares of Common Stock at exercise prices equal to the fair market value of the underlying Common Stock on the dates of grant (prices ranging from $1.25 to $35.125). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

months ended June 30, 1998 of non-qualified stock options to purchase an aggregate of 562,434 shares of Common Stock, the Company is entitled to a federal income tax deduction of approximately $11.9 million. Assuming an effective tax rate of 40%, the Company expects to realize a tax benefit of approximately $4.8 million with respect to the nine months ended June 30, 1998, accordingly, the Company recorded such an increase in additional paid-in capital and a decrease in current income taxes payable pursuant to the provisions of FAS No. 109, "Accounting for Income Taxes." Any exercises for non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax benefits for the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its recently completed Houston terminal, warehouse and headquarters facility (the Houston facility). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $60,000 (including monthly interest costs based upon LIBOR rate plus 200 basis points) beginning upon the completion of the construction of the facility and continuing for a term of 52 months with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due at the end of the lease term. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and is not otherwise required to acquire the facility, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. The Company expects that the amount of any such deficiency payment, if made, would be expensed. As of June 30, 1998, the lease balance was approximately $8.5 million.

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

         On April 3, 1998, the Company acquired substantially all of the operating assets of Eagle Transfer, Inc. ("Eagle Companies"), a privately-held international freight forwarder based in Miami, Florida. Eagle Companies was a full-service forwarder whose services included customs clearing services, ocean forwarding and airfreight import and export. Eagle Companies' revenues were generated principally from Argentina, Brazil and Chile and other South American countries. Sales for Eagle Companies totaled approximately $19.8 million in the twelve-month period ended December 31, 1997. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation. The acquisition was

                           EAGLE USA AIRFREIGHT, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

accounted for as a purchase; accordingly, the purchase price was allocated over the basis of the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward.

         On April 14, 1998, the Company acquired all of the outstanding stock of
S. Boardman (Air Services) Limited and Subsidiaries ("S. Boardman"), a privately-held full service forwarder based in London, England. S. Boardman serves the international freight forwarding market from three facilities in London, Manchester and Birmingham, England. For the twelve-month period ended March 31, 1997, gross revenues for S. Boardman were approximately $25 million and revenues excluding customs, duties and value added taxes were approximately $13 million. The acquisition was accounted for as a purchase; accordingly, the purchase price was allocated over the basis of the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward. For the two April 1998 acquisitions, the Company paid $4.4 million of cash, $750,000 of Common Stock and a three-year contingent earnout payable in cash and Common Stock if certain performance benchmarks are met.

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the acquisition and construction of terminal and warehouse facilities throughout the United States designated by the Company from time to time (each, a "Financed Facility"). Under the terms of the master operating lease agreement, average monthly lease payments (including monthly interest costs based upon LIBOR rate plus 150 basis points) begin upon the completion of the construction of each Financed Facility and continue for a term of 52 months with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due at the end of the lease term. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire each Financed Facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and does not otherwise met its obligations, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each Financed Facility. The Company expects that the amount of any such deficiency payment would be expensed. As of June 30, 1998, the aggregate lease balance was approximately $710,000 under the master operating lease agreement.

         The Securities and Exchange Commission has published guidance regarding the effect of "Year 2000" issues on companies. The "Year 2000" (or
Y2K) problem arose because some computer programs use only the last two digits of a year to refer to a date, causing them to not properly recognize a year that does not begin with "19."

         The Company has completed its initial assessment of possible exposure to Y2K issues. The Company believes that its primary operating and accounting information systems are and have always been compliant with the century factor. Based upon the Company's assessment of its other critical components and processes, including relationships with vendors, suppliers, customers and banks, the Company does not believe that a material uncertainty exists which would significantly affect its business or results of operations. However, the Company has not tested certain assertions made by its critical service providers, including that aircraft will be in service and sufficient air lift will be available to the Company. Without sufficient air lift, the Company's air freight forwarding operations would be curtailed and the Company might also be unable to provide sufficient alternative services such as ground, rail or ocean cargo capacity to meet its expected levels of operation. There can be no assurance that the global transportation industry and regulatory authorities, including but not limited to the United States Department of Transportation and related agencies, will not be affected in a way that negatively affects the Company's business, results of operations or financial condition. The Company is unable to determine the potential business interruption costs which might be incurred as a result of Y2K issues including the costs if the cargo capacity of airline, trucks, rail and ocean vessels is insufficient to meet the Company's then operating requirements in any of its geographic regions. The Company is currently exploring risk management alternatives with respect to possible business interruption which may result if certain of the Company's critical vendors and suppliers are not ready for the Y2K problem by January 1, 2000 but has not set a timetable for the completion of these contingency plans. The Company's internal Y2K assessment is largely complete; however, the Company's assessment of Y2K issues caused by its relationships with third parties is expected to continue until and through the year 2000. The Company has not to date expended any significant funds for Y2K issues. Despite the Company's assessment to date, there can be no assurance as to the ultimate effect that the Y2K issue will have on the Company.

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

         The aggregate price to the public for the shares sold in the Offering was $37,950,000. The expenses incurred by the Company with respect to the Offering were as follows:

               Underwriter Discounts and Commissions ..................     $2,656,500

               Other Expenses .........................................        734,000

               Total ..................................................     $3,390,500

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

         The net proceeds to the Company from the Offering were $34.6 million. As of June 30, 1998, the Company has used such net proceeds as follows:
         (i) to repay $2.1 million of indebtedness outstanding under the Company's revolving credit facility, (ii) to repay $11.6 million of promissory notes outstanding to certain of the Company's directors and officers, (iii) to pay $4.1 million of expenses relating to the upgrade of the Company's information systems, (iv) to pay $5.6 million for a fiscal 1997 acquisition, (v) to pay $900,000 to purchase the site of the Company's Newark terminal, (vi) to pay $2.5 million of costs related to the Company's new headquarters facility, (vii) to pay $4.4 million for two fiscal 1998 acquisitions and (viii) to make $3.4 million in cash equivalents and short-term investments. Except as set forth in clause (ii), none of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

         RECENT SALES OF UNREGISTERED SECURITIES.

         As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources" the Company issued 27,999 shares of Common Stock on April 3, 1998 as partial consideration for the acquisition of substantially all of the operating assets of Eagle Transfer, Inc. Such transaction is exempt from the registration requirements of the Securities Act by virtue of
         Section 4(2) thereof as a transaction not involving any public offering.

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

         ELECTION OF DIRECTOR

         Effective May 18, 1998, the Board of Directors elected Dr. Norwood W. Knight-Richardson as a director to serve until the next annual shareholders meeting or until his successor has been duly elected and qualified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (A) EXHIBITS.

         *3(i)      Second Amended and Restated Articles of Incorporation of the
                    Company, as amended. (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998)

         *3(ii)     Amended and Restated Bylaws of the Company, as amended
                    (Exhibit 3.2 to the Company's Registration Statement on from
                    S-1 (Registration No. 33-97606)).

         10(iii)A   Master Lease and Development Agreement dated as of April 3,
                    1998 between Asset XVI Holdings Company, L.L.C. and Eagle USA
                    Airfreight, Inc.

         10(iii)B   Master Participation Agreement dated as of April 3, 1998 among
                    Asset XVI Holdings Company, L.L.C., Eagle USA Airfreight, Inc.
                    and Bank One, Texas, N.A.

         10(iii)C   Loan Agreement dated as of April 3, 1998 between Asset
                    Holdings Company, L.L.C. and Bank One, Texas, N.A.

         10(iii)D   Appendix I to Master Participation Agreement, Master Lease and
                    Development Agreement and Loan Agreement.

         11(i)      Computation of Per Share Earnings for the Nine Months ended
                    June 30, 1998 and 1997.

         11(ii)     Computation of Per Share Earnings for the Three Months ended
                    June 30, 1998 and 1997.

         27         Financial Data Schedule.

------------------
*        Incorporated by reference as indicated.

     (B) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             EAGLE USA AIRFREIGHT, INC.
                                                   (Registrant)


Date:    August 14, 1998                     BY:  /s/ James R. Crane
     ------------------------                     ----------------------------
                                                  James R. Crane
                                                  President


Date:    August 14, 1998                     BY:  /s/ Douglas A. Seckel
     ------------------------                     ----------------------------
                                                  Douglas A. Seckel
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS




EXHIBITS                            DESCRIPTION
--------                            -----------
*3(i)          Second Amended and Restated Articles of Incorporation of the Company as amended.
               (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998)

*3(ii)         Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's
               Registration Statement on Form S-1 (Registration No. 33-97606).

10(iii)A       Master Lease and Development Agreement dated as of April 3, 1998 between Asset XVI
               Holdings Company, L.L.C. and Eagle USA Airfreight, Inc.

10(iii)B       Master Participation Agreement dated as of April 3, 1998 among Asset XVI Holdings
               Company, L.L.C., Eagle USA Airfreight, Inc. and Bank One, Texas, N.A.

10(iii)C       Loan Agreement dated as of April 3, 1998 between Asset Holdings Company, L.L.C. and
               Bank One, Texas, N.A.

10(iii)D       Appendix I to Master Participation Agreement, Master Lease and Development Agreement
               and Loan Agreement.

11(i)          Computation of Per Share Earnings for the Nine Months ended June 30, 1998 and 1997.

11(ii)         Computation of Per Share Earnings for the Three Months ended June 30, 1998 and 1997.

27             Financial Data Schedule.

------------------
*Incorporated by reference as indicated.