Form 10-K
period 1998-09-30
EAGLE USA AIRFREIGHT INC
filed 1998-12-16
CIK 1001718

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


For the Fiscal Year Ended September 30, 1998          Commission No. 0-27288

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

                  TEXAS                                   76-0094895
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

          15350 VICKERY DRIVE
             HOUSTON, TEXAS                                   77032
         (Principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (281) 618-3100

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

                                 YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At November 30, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $195.9 million based on the closing price of such stock on such date of $19.00.

At November 30, 1998, the number of shares outstanding of registrant's Common Stock was 18,732,211 (net of 433,200 treasury shares).


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 1999 Annual Meeting of Shareholders to be held on February 22, 1999 are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1998.

================================================================================

                                TABLE OF CONTENTS


PART I............................................................................................................3
         Item 1.  Business........................................................................................3
         Item 2.  Properties.....................................................................................11
         Item 3.  Legal Proceedings..............................................................................13
         Item 4.  Submission of Matters to a Vote of Security Holders and Executive Officers of the Registrant...13

PART II..........................................................................................................15
         Item 5.  Market for  Registrant's Common Stock and Related Shareholder Matters..........................15
         Item 6.  Selected Financial Data........................................................................17
         Item 7.  Management's  Discussion  and  Analysis of Financial Condition and Results of  Operations......18
         Item 7a. Quantitative and Qualitative Disclosures about Market Risk.....................................25
         Item 8.  Financial Statements and Supplementary Data....................................................25
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure..........25
         Item 10. Directors and Executive Officers of the Registrant.............................................25
         Item 11. Executive Compensation.........................................................................25
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................26
         Item 13. Certain Relationships and Related Party Transactions...........................................26
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................26

                                     PART I

ITEM  1.   BUSINESS

         Eagle USA Airfreight, Inc. ("Eagle" and together with its subsidiaries, the "Company") is engaged in the business of providing air freight forwarding and other transportation and logistics services. Historically, the Company has grown through the expansion of its domestic air freight forwarding customer base and terminal network. In the past two fiscal years, the Company has rapidly expanded its terminal network from 47 in September 1996 to 71 in September 1998. As the Company has expanded nationwide, it has broadened the services it provides to include local pick-up and delivery and truck brokerage services as well as various "value added" logistics services. Recently, the Company has expanded its international air freight forwarding operations, through increased marketing activities in its North American network, acquisitions and by establishing arrangements with cargo agents in international locations. The Company believes that its growth has been largely attributable to its ability to work closely with its customers to provide customized freight shipping services on a price competitive basis.

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

         Most air freight forwarders, like the Company, focus on the shipment of heavy cargo and do not directly compete for the majority of their business with integrated shippers of primarily small parcels such as Federal Express Corporation, United Parcel Service of America, Inc., Airborne Freight Corporation, DHL Worldwide Express, Inc. and the United States Postal Service, certain of which on occasion serve as a source of cargo space to forwarders. However, certain integrated carriers, such as Emery Air Freight Corporation and BAX Global, Inc., focus on shipments of heavy cargo in competition with forwarders. Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which to a certain extent depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

         The domestic air freight forwarding industry is highly fragmented. Many industry participants are capable of meeting only a portion of their customers' required transportation service needs. Some national domestic air freight forwarders rely on networks of terminals operated by franchisees or agents. The Company believes that the development and operation of Company- owned terminals and staff under the supervision of the Company's management have enabled it to provide a higher degree of financial and operational control and service assurance than that offered by franchise-based networks.

DOMESTIC AIR FREIGHT FORWARDING SERVICES

         The Company's freight forwarding operations involve obtaining shipment orders from customers, determining the best means to transport the shipment to its destination and arranging and monitoring all aspects of the shipment. Typically, the transportation is provided by a commercial air carrier. In addition, the Company prepares all required shipping documents and delivers shipments to the transporting carrier. For much of its customer traffic, the Company makes arrangements for three separate transportation segments--pick-up from the shipper to the Company's terminal in the origin city, shipment via air or overland carrier and delivery from the Company's terminal in the destination city to the recipient. Local transportation services are performed either by independent cartage companies or, increasingly, by the Company's Eagle Freight Services subsidiary as described below under "-- Local Delivery Services." If delivery schedules permit, the Company will typically use lower-cost, overland truck transportation services, including those obtained through its truck brokerage operations. In certain cases, such shipments are consolidated at the Company's four ground transportation hubs. As part of its routine services, the Company also provides handling, packing and containerizing services, arranges for the tracking of shipments, provides physical breakbulk and arranges for insurance.

         The Company neither owns nor operates any aircraft and, consequently, places no restrictions on delivery schedules or shipment size. It arranges for transportation of its customers' shipments via commercial airlines and, to a lesser extent, air cargo carriers. All of the Company's air shipments can be accommodated by either narrow-body or wide-body aircraft. The Company selects the carrier for a shipment on the basis of route, departure time, available cargo capacity and cost. The Company has begun regularly-scheduled dedicated charters of four cargo airplanes under short-term leases to service specific transportation lanes. On occasion, the Company charters cargo aircraft for use in other transportation lanes, as needed. The number of such dedicated charters varies from time to time depending upon seasonality, freight volumes and other factors.

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

         During the fiscal year ended September 30, 1998, the Company's principal forwarding customers included shippers of computers and other electronic and high-technology equipment, printed and publishing materials, automotive parts, trade show exhibit materials, telecommunications equipment, machinery and machine parts and apparel. Shipments that are relatively less time-sensitive or for which expedited delivery is not economical are often shipped second day or economy. These options enhance the Company's opportunity to achieve savings by the use of truck transportation, the consolidation of shipments and the increased air cargo options afforded by the additional time for shipment. During the fiscal year ended September 30, 1998, average shipment weight was approximately 623 pounds. Although the Company imposes no size or weight restrictions on shipments, it focuses on shipments of over 50 pounds. As a result, it does not directly compete for most of its business with overnight courier or small parcel companies, such as Federal Express Corporation and United Parcel Service of America, Inc. Such companies typically use their own captive airplane fleets, which on occasion serve as sources of cargo space for the Company's forwarding operations.

         When acting as a forwarder, the Company is legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a contractual limitation on liability to the lesser of $0.50 per pound or $50 for domestic flights and the greater of $50 or $20 per kilogram ($9.07 per pound) for international flights. However, because an air freight forwarder's relationship to an airline is that of a shipper to a carrier, the airline generally has the same responsibility to the Company as the Company has to its customers. Additionally, shippers may purchase insurance on shipments. The Company may have sole carrier liability for a shipment prior to or after delivery to the carrier, and in certain other cases. The Company's claims expenses have generally been limited, totaling $1,706,000, $652,000 and $468,000 for the fiscal years ended 1998, 1997 and 1996, respectively.

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

INTERNATIONAL AIR FREIGHT FORWARDING SERVICES

         The Company has continued to expand its international forwarding operations by entering into agreements with independent cargo agents at strategic worldwide locations. These agents provide breakbulk, pick-up and delivery, and customs brokerage services for cargo generated by the Company's North American based locations, as well as arranging for overseas sales of cargo bound for North America. The Company completed two acquisitions in fiscal 1998, that expanded its European and South American capabilities. Additionally, in October 1998, the Company commenced operations in Hong Kong. The Company plans to continue to expand its overseas presence through a variety of means that may include exclusive or nonexclusive agency agreements, direct equity positions within selected overseas agencies and strategic acquisitions. The Company is also emphasizing the marketing of its international services throughout its North American network, particularly at some of its largest locations, including: Atlanta, Chicago, Dallas, Houston, Los Angeles, Miami, Monterrey (Mexico), New York, San Francisco, and Toronto (Canada). See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         To support its international operations, the Company is certified by the Federal Maritime Commission as an NVOCC (Non-Vessel Owning Common Carrier) to facilitate the handling of ocean shipments. Additionally, the Company received its customs brokerage license from the U.S. Department of the Treasury during fiscal 1998. The Company's custom brokerage and ocean forwarding capabilities were enhanced by its acquisition of a Miami-based operation in fiscal 1998. The Company generated $46.4 million in international revenues in the fiscal year ended September 30, 1998, or an increase of $25.5 million over the previous fiscal year ended September 30, 1997. The Company intends to utilize its relationships with the major U.S. based air carriers to secure competitive rate and space agreements for its international cargo. In addition, the Company continues to emphasize the use of both its truck brokerage and local delivery operations to facilitate the pick-up, delivery and line-haul for the domestic portion of international freight shipments. The Company is also developing an exclusive international information management system which is expected to utilize Internet-based technology to facilitate its operations and communications network.

         The Company's international operations may be influenced by a number of factors and subject to risks, many which are beyond the Company's control, including the volume of international trade, economic and political conditions in the United States and abroad, work stoppages, exchange controls, the Euro conversion, currency fluctuations, wars and other armed conflicts and laws relating to tariffs, trade restrictions, foreign investment and taxation.

LOCAL DELIVERY SERVICES

         Through its subsidiary, Eagle Freight Services, Inc., the Company provides same-day local pick-up and delivery services, both for shipments for which it is acting as an air freight forwarder as well as for third-party customers requiring pick-up and delivery within the same metropolitan area. The Company believes that Eagle Freight Services provides an important complement to its air freight forwarding services by allowing for quality control over the critical pick-up and delivery segments of the transportation process as well as allowing for prompt, updated information on the status of a customer's shipment at each step in such process. Eagle Freight Services focuses on obtaining and servicing those accounts with a relatively high volume of business, which the Company believes provides a greater potential for profitability than a broader base of small, infrequent customers. The Company has upgraded the information systems used by Eagle Freight Services. Such improvements included bar code and signature scanners that allow for enhanced tracking of shipments and access by shippers of receipt signatures for proof of delivery information.

         Eagle Freight Services commenced service in Houston in 1989 and in recent years has rapidly expanded its operations. On October 1, 1994, the Company acquired a 50% ownership interest in Eagle Freight Services and acquired the remaining 50% at the closing of the initial public offering on December 6, 1995. As of September 30, 1998, local delivery services were offered in 58 of the 71 cities in which the Company's terminals were located, with 15 of such locations being established during fiscal 1998. Such cities are generally the sites of the Company's busiest forwarding operations. The Company currently intends to initiate local pick-up and delivery services in approximately six to eight additional locations in fiscal 1999, although such plans may change based on several factors. Eagle Freight Services is currently offered at six locations without airfreight forwarding operations. On-demand pick-up and delivery services are available 24 hours a day, seven days a week. In most locations, delivery drivers are independent contractors who operate their own vehicles. The Company's Houston and Columbus operations include a number of Company-owned or leased trailers, trucks and other ground equipment primarily to service certain specific customer accounts.

         During the fiscal years ended September 30, 1998 and 1997, Eagle Freight Services had revenues of $112.0 million and $65.0 million, respectively. Approximately $79.2 million and $47.9 million of such revenues in the fiscal years ended September 30, 1998 and 1997, respectively, were attributable to the Company's air freight forwarding operations, which were approximately 85% and 83%, respectively, of the total cost of providing local pick-up and delivery for the Company's freight forwarding customers. The remaining $32.8 million and $17.1 million, respectively, of Eagle Freight Service's revenues in such years was attributable to local delivery services for third-party (non-forwarding) customers.

TRUCK BROKERAGE

         The Company's truck brokerage operations provides logistical support to its forwarding operations and, to a lesser extent, provides truckload service to selected customers. The Company's truck brokerage services locates and secures capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the economy delivery option. The Company uses its internal truck brokerage operations to meet delivery requirements without having to rely on third-party truck brokerage services. Additionally, by providing for its own truck brokerage, the Company has been able to achieve greater efficiencies and utilize purchasing power over transportation providers. The Company's truck brokerage operations does not own any trucks, but instead utilizes carriers or independent owner-operators of trucks and trailers on an as-needed basis. The Company utilizes its relationships with a number of independent trucking companies to obtain truck and trailer space. If space is not available through such companies, the Company utilizes electronic bulletin boards to communicate with independent truckers as to the Company's needs. The average length of haul was approximately 1,627 and 1,061 miles, during the fiscal years ended September 30, 1998 and 1997, respectively. As with local pick-up and delivery services, the Company views its truck brokerage services primarily as a means of maintaining quality control and enhancing customer service of its core air freight forwarding business as well as a means of capturing a portion of profits that would otherwise be earned by third parties. The Company may expand its truck brokerage operations selectively in the future beyond providing support to its air freight operations, to providing truck brokerage services to customers that do not utilize the Company's air freight services.

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

         The Company has developed and continues to upgrade its information systems. The Company's integrated information systems (collectively, "Worldport") include logistics information, management information and accounting systems. A central computer located at the Company's headquarters in Houston, Texas is accessible from computer terminals located at all of its North American facilities and from computer terminals located at the facilities of many of the Company's customers through the use of a toll-free dial-in program developed by the Company. The Worldport system provides a comprehensive source of information for managing the logistics of the Company's sourcing and distribution activities. Specifically, the Worldport system permits the Company to track the flow of a particular shipment from purchase order through the transportation process to the point of delivery. Through the system, the Company can also access daily financial information for the entire Company, a particular terminal, a particular customer or a given shipment. Worldport permits on-line entry and retrieval of shipment, pricing, scheduling, booking and tracking data and interfaces with the Company's management information and accounting systems. Worldport's electronic data interchange also allows for status updates, electronic invoicing, funds exchange and file exchange. Worldport provides the Company's sales force with margin information on customers and shipments, thereby enhancing the Company's ability to bid aggressively for future forwarding business and to avoid committing to unprofitable shipments. Worldport can provide the Company's management and customers with reports customized to meet their information requirements. The Company believes that its systems have been instrumental in the productivity of its personnel and the quality of its operations and service, and have resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and dissemination of critical information, both internally and to customers. The "Eagle TRAK" option on the Company's web site allows customers to obtain shipment tracing information via the Internet.

         The Company has recently completed the development of the air export module of its international operating system. This system provides enhanced features for international operations including document production, electronic customs filing, agent settlements and real-time tracking and tracing. The system will be integrated to a multi-country and multi-currency accounting system, once implemented. The air export module is in production in the Company's North American international gateway terminals. The Company is in the process of developing an ocean export, NVOCC operation and air import module to complement the air export module.

         The expansion of the Company's local pick-up and delivery service has further improved the Company's logistics system by enabling data with respect to a shipment to be input remotely from point of pick-up through point of delivery. The Company has implemented the use of remote hand-held bar code and signature scanners for use by its pick-up and delivery operations. The Company has also recently implemented the use of hand-held bar code dock scanners in its airfreight operations. Worldport is integrated with both of these scanners to automatically apply the proof of delivery or shipment status information to the system. This information is then made available to all on-line locations as well as customers' dial-in facilities, allowing for enhanced tracking of shipments and viewing by shippers of receipt signatures. Delivery receipts are electronically imaged and centrally stored to increase both internal and customer efficiencies.

         The Company's systems also include Eagle-Ship (formally, ASAM), which allows its customers to automate their shipping process and consolidate their shipping systems. Eagle-Ship was developed by, and through January 2001 is licensed to the Company from Neopost/ASAM International, which is restricted from making the system available to most other major air freight forwarders during that time. For customers using Eagle-Ship, the Company provides a dedicated personal computer, printer and bar code scanner that allow the customer's shipping dock personnel to process and weigh boxes, record the shipment, produce customized box labels and print an Eagle house airway bill or bill of lading. Eagle-Ship also provides customers with weight analysis, tariff reporting, assistance in consolidation of like orders and price comparison among shipping options.

         Eagle-Ship enables the Company's customers to process shipments for many carriers with one personal computer and to compare the cost and service options of various carriers, consolidate Eagle-Ship label printing and generate reports that profile the customer's shipping activity. Eagle-Ship is designed to run shipping systems for United Parcel Service of America, Inc., Federal Express Corporation, Airborne Freight Corporation and Emery Air Freight Corporation, and can be customized to run the systems of up to 99 air and truck carriers. The Company believes that Eagle-Ship gives it a competitive advantage among a growing number of customers that are resistant to the proliferation of dedicated shipper systems because of the cost, complexity and dock space required to maintain a separate personal computer for each carrier, and that the use of Eagle-Ship should lead to increased use of the Company's services by helping to ensure that customers will allocate dock space to Eagle-Ship rather than multiple systems from other carriers. Although Eagle-Ship does provide customers with assistance in selecting competitors for the Company's shipping services, the Company believes that much of such information, such as that relating to Federal Express Corporation, is used in the delivery of documents and small packages, which constitute a small portion of the Company's cargoes, and that, overall, Eagle-Ship will demonstrate to customers the advantages of the Company's services in comparison to its more direct competitors. As of September 30, 1998 and 1997, the Company had installed 76 and 62, respectively, Eagle-Ship personal computers for its customers. The Company believes that Eagle-Ship enhances its ability to market to national accounts.

         For information regarding the Company's Year 2000 compliance program, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues."

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

MARKETING AND CUSTOMERS

         The Company's customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive parts, trade show exhibit materials, telecommunications equipment, machinery and machine parts and apparel. For the fiscal year ended September 30, 1998, no customer accounted for greater than 10% of the Company's revenues. Adverse conditions in the industries of the Company's customers or loss of a significant customer could negatively impact the Company. The Company expects that demand for the Company's services (and consequently its results of operations) will continue to be sensitive to domestic and, increasingly, global economic conditions and other factors beyond its control.

         The Company markets its services through an organization consisting of approximately 185 full-time salespersons supported by the sales efforts of senior management, its six regional managers, its seven regional operation managers, its terminal managers and its national services center. The Company plans to emphasize the marketing of international services through its existing sales force and through the expected addition of qualified sales personnel at its international terminals. Managers at each terminal are responsible for customer service and coordinate the reporting of customers' requirements and expectations with the regional managers and sales staff. In addition, the regional managers are responsible for the financial performance of the stations in their region. Company employees are available 24 hours a day to respond to customer inquiries.

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

COMPETITION AND INDUSTRY TRENDS

         Competition within the freight industry is intense. Although the industry is highly fragmented, with a large number of participants, the Company competes most often with a relatively small number of forwarders with nationwide networks and the capability to provide the breadth of services offered by the Company and with fully integrated carriers focusing on heavy cargo, including Emery Air Freight Corporation and BAX Global, Inc. The Company also encounters competition from passenger and cargo air carriers, trucking companies and others. As the Company expands its international operations, it expects to encounter increased competition from those forwarders that have a predominantly international focus, including Fritz Companies Inc., Expeditors International of Washington Inc., Circle International Group, Inc. and Air Express International Corporation, as well as from its competitors for domestic forwarding. Many of the Company's competitors have substantially greater financial resources than the Company. The Company also encounters competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. The Company believes that quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price are the most important competitive factors in its industry.

EMPLOYEES

         The Company had approximately 2,170 full-time employees at September 30, 1998, including approximately 185 sales personnel. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good. The Company also has contracts with approximately 1,000 independent owner/operators of local delivery services as of September 30, 1998. The independent owner/operators own, operate and maintain the vehicles they use in their work for the Company and may employ qualified drivers of their choice. Company-owned or leased vehicles are driven by 211 Company employees as of September 30, 1998.

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

         The Company's delivery operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. In addition, certain of the Company's delivery operations are regulated by the Surface Transportation Board. These state and federal authorities have broad power, including the power to approve certain mergers, consolidations and acquisitions, and the power to regulate the delivery of certain types of shipments and operations within certain geographic areas, and the Surface Transportation Board has the power to regulate motor carrier operations, approve certain rates, charges and accounting systems and to require periodic financial reporting. Interstate motor carrier operations are also subject to safety requirements prescribed by the Federal Department of Transportation. In some potential locations for the Company's delivery operations, state and local permits and licenses may be difficult to obtain.

         The Company's truck brokerage operations require it to be regulated as a property broker by the Surface Transportation Board for which the Company has obtained a property broker license and surety bond. The Company's domestic customs brokerage operations are, subject to the licensing requirements of the United States Department of the Treasury and are regulated by the United States Customs Service. The Company has received its customs brokerage license from the United States Customs Service and is currently applying for certain additional related approvals. The Company's foreign customs brokerage agents are licensed in and subject to the regulations of their respective countries. The Federal Maritime Commission regulates the Company's ocean forwarding operations (the "FMC"). The FMC licenses ocean freight forwarders. Indirect ocean carriers (Non-Vessel Operating Common Carriers) are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices. Certain portions of the Company's warehouse operations require (i) registration under the Gambling Act of 1962 and a license or registration by the U.S. Department of Justice,
(ii)certain authorizations and bonds by the U.S. Treasury Department, (iii) a license by the Bureau of Alcohol, Tobacco & Firearms of the U.S. Treasury Department and (iv) approvals by the United States Customs Service.

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

         As of September 30, 1998, the Company's corporate office occupied approximately 135,279 square feet of space in a facility located in Houston, Texas. The Company's 71 terminal locations typically are located at or near major metropolitan airports and occupy approximately 1,000 to 135,279 square feet of leased space each and typically consist of offices, warehouse space, bays for loading and unloading and facilities for packing. In addition, the Company has locations that are limited to sales and administrative activities. Currently, other than its Newark terminal, all of such properties are leased, although the Company may purchase or construct facilities if it believes it can do so on a more attractive basis. Generally, each terminal location lease is for a term of three to five years and generally expires between fiscal 1999 and fiscal 2004. From time to time, the Company may expand or relocate certain terminals to accommodate growth.

         The Company's terminals as of September 30, 1998 were:


LOCATION                                      AIRPORT SERVED                                       MONTH AND YEAR OPENED
--------                                      --------------                                       ---------------------
NORTH AMERICA
Houston, Texas*                               George W. Bush Intercontinental Airport              March 1984
Dallas, Texas*                                Dallas Ft. Worth International Airport               November 1988
St. Louis, Missouri*                          Lambert St. Louis International Airport              February 1989
Atlanta, Georgia*                             Atlanta Hartsfield International Airport             October 1989
Los Angeles, California*                      Los Angeles International Airport                    May 1991
San Francisco, California*                    San Francisco International Airport                  June 1991
Chicago, Illinois*                            Chicago O'Hare International Airport                 February 1992
Newark, New Jersey*                           Newark International Airport                         May 1992
Boston, Massachusetts*                        Boston Logan International Airport                   February 1993
Charlotte, North Carolina*                    Charlotte Douglas International Airport              March 1993
Denver, Colorado*                             Denver International Airport                         March 1993
San Antonio, Texas*                           San Antonio International Airport                    March 1993
El Paso, Texas*                               El Paso International Airport                        September 1993
Orlando, Florida*                             Orlando International Airport                        September 1993
San Diego, California*                        San Diego Lindbergh Field International Airport      October 1993
Seattle, Washington*                          Seattle Tacoma International Airport                 October 1993
Kansas City, Missouri*                        Kansas City International Airport                    January 1994
Oklahoma City, Oklahoma*                      Will Rogers International Airport                    January 1994
Raleigh-Durham, North Carolina*               Raleigh-Durham Airport                               January 1994
Austin, Texas*                                Robert Mueller Municipal Airport                     February 1994
Greenville, South Carolina*                   Greenville/Spartanburg Airport                       March 1994
Cincinnati, Ohio*                             Cincinnati/N. Kentucky International Airport         April 1994
Minneapolis, Minnesota*                       Minneapolis St. Paul International Airport           May 1994
Memphis, Tennessee*                           Memphis International Airport                        July 1994
Detroit, Michigan*                            Detroit Metro Airport                                September 1994
Portland, Oregon*                             Portland International Airport                       September 1994
Baltimore, Maryland/Washington, D.C.*         Baltimore/Washington International Airport           September 1994
Phoenix, Arizona*                             Phoenix Sky Harbor International Airport             November 1994
Cleveland, Ohio*                              Cleveland Hopkins International Airport              December 1994
Philadelphia, Pennsylvania*                   Philadelphia International Airport                   December 1994
McAllen, Texas*                               McAllen Miller International Airport                 January 1995
Albuquerque, New Mexico*                      Albuquerque International Airport                    June 1995
Las Vegas, Nevada*                            McCarran International Airport                       July 1995
Indianapolis, Indiana*                        Indianapolis International Airport                   July 1995
Sacramento, California*                       Sacramento Metro Airport                             July 1995
San Juan, Puerto Rico*                        Luis Munoz Marin International Airport               August 1995
Pittsburgh, Pennsylvania*                     Pittsburgh International Airport                     September 1995
Milwaukee, Wisconsin*                         Mitchell International Field                         December 1995
New Orleans, Louisiana*                       New Orleans International Airport                    January 1996

LOCATION                                      AIRPORT SERVED                                       MONTH AND YEAR OPENED
--------                                      --------------                                       ---------------------
NORTH AMERICA
Miami, Florida*                               Miami International Airport                          March 1996
Hartford, Connecticut*                        Bradley International Airport                        April 1996
Salt Lake City, Utah*                         Salt Lake City International Airport                 May 1996
Honolulu, Hawaii                              Honolulu International Airport                       May 1996
Columbus, Ohio*                               Port Columbus International Airport                  June 1996
Tulsa, Oklahoma*                              Tulsa International Airport                          July 1996
Omaha, Nebraska*                              Eppley Airport                                       July 1996
Tucson, Arizona*                              Tucson International Airport                         July 1996
Laredo, Texas*                                Laredo International Airport                         October 1996
Anchorage, Alaska                             Anchorage International Airport                      October 1996
Richmond, Virginia*                           Richmond International Airport                       October 1996
Toronto, Ontario*                             Pearson International Airport                        December 1996
Monterrey, Mexico                             Aeropuerto Internacional Mariano Escobedo            April 1997
South Bend, Indiana*                          Michiana Regional Airport                            April 1997
Harrisburg, Pennsylvania *                    Harrisburg International Airport                     April 1997
Washington, D.C.**                            Dulles International Airport                         April 1997
Boise, Idaho                                  Boise Air Terminal                                   June 1997
Reno, Nevada                                  Reno/Tahoe International                             June 1997
Nashville, Tennessee *                        Barryfield Nashville Airport                         July 1997
Little Rock, Arkansas*                        Little Rock National Airport                         August 1997
Guadalajara, Mexico                           Aeropuerto Internacional Miguel Hidalgo              September 1997
Mexico City, Mexico                           Aeropuerto Internacional De La Cd. De Mexico         September 1997
Jacksonville, Florida**                       Jacksonville International Airport                   December 1997
Toledo, Ohio**                                Detroit Metro Airport                                January 1998
Longview, Texas**                             Gregg County Airport                                 February 1998
Wichita, Kansas*                              Mid-Continent Airport                                April 1998
Tampa, Florida*                               Tampa International Airport                          April 1998
Montreal, Canada                              Dorval International Airport                         June 1998
Rochester, New York**                         Rochester International Airport                      June 1998
Norfolk, Virginia*                            Norfolk International Airport                        July 1998
Jackson, Mississippi*                         Jackson International Airport                        July 1998
Beaumont, Texas**                             Jefferson County Airport                             July 1998
Birmingham, Alabama*                          Birmingham International Airport                     September 1998

EUROPE
London, England                               Heathrow International Airport                       April 1998
Birmingham, England                           Birmingham International Airport                     April 1998
Manchester, England                           Manchester International Airport                     April 1998
London, England                               Gatwick International Airport                        September 1998

ASIA
Kowloon, Hong Kong                            Chek Lap Kok International Airport                   September 1998


-----------------------

* Includes Eagle Freight Services local pick-up and delivery operations. ** Eagle Freight Services location only.

ITEM 3.   LEGAL PROCEEDINGS

          In December 1997, the U.S. Equal Employment Opportunity Commission (AEEOC@) issued a Commissioner's Charge against the Company and certain of its subsidiaries (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). The Company continues to vigorously defend against the allegations contained in the Commissioner's Charge. In the Commissioner's Charge, the EEOC charged the Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (i) engaging in unlawful discriminatory hiring, recruiting, and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (ii) failures to investigate, (iii) failures to maintain proper records and (iv) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices. The Company cannot currently predict with any great degree of certainty, the length of time it will take to resolve this matter, the likely outcome of this matter or the effect of any such outcome. An adverse determination of the matters in the Commissioner's Charge would likely result in a civil action by the EEOC that could seek back pay, other compensatory damages, and punitive damages for the allegedly aggrieved persons.

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

         The following table sets forth certain information concerning the executive officers of the Company as of October 1, 1998:


         NAME                               AGE                                 POSITION
         ----                               ---                                 --------
James R. Crane                              44                         Chairman, President and Chief Executive Officer

Douglas A. Seckel                           47                         Chief Financial Officer, Secretary and Treasurer

Ronald E. Talley                            47                         Chief Operating Officer

John C. McVaney                             40                         Executive Vice President, Domestic

OTHER KEY EMPLOYEES:

Dan DiGregorio                              44                         Vice President of Management Information Systems


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

         Ronald E. Talley was appointed Chief Operating Officer of the Company in December 1997. He joined the Company in 1990 as a station manager and later served as a regional manager. In 1996, he served as a Senior Vice President of Eagle Freight Services, and the Company's truck brokerage and charter operations, and most recently, he has served as Senior Vice President of Air and Truck Operations for the Company. Prior to joining the Company, Mr. Talley served as a station manager at Holmes Freight Lines from 1982 to 1990. From 1979 to 1982, Mr. Talley held a variety of management positions with Trans Con Freight Lines. From 1969 to 1979, Mr. Talley served in several management positions at Roadway Express.

         John C. McVaney has served as Executive Vice President, Domestic since January 1998. Mr. McVaney joined the Company as station manager in 1995 and later served as Regional Vice President for the southeast region. From 1992 to 1995, he served as regional manager for Nationsway Transport Service, Inc. From 1989 to 1992, Mr. McVaney served as National Account Manager for St. Johnsbury Trucking Company, Inc. During 1989, he was President and sole owner of B&C of New Orleans, Inc., a transportation company. Mr. McVaney has over 18 years of transportation experience.

         Dan DiGregorio has served as Vice President of Management Information Systems since October 1996. Previously, Mr. DiGregorio served as a director of Worldwide Technical Support for Air Express International Corp. since 1986 and has over 21 years experience related to management information systems in international and domestic airfreight forwarding operations.

                                     PART II

ITEM 5.   MARKET FOR  REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         (a) The Company's common stock has been publicly traded through the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol EUSA since the Company's initial public offering effective November 30, 1995. The following table sets forth the quarterly high and low closing sales prices for each indicated quarter of fiscal 1998 and 1997:

Quarter Ended                               High                                        Low
-------------                               ----                                        ---
December 31,1996                            27 3/4                                      25 1/4
March 31, 1997                              33 1/2                                      25 1/4
June 30, 1997                               31 3/8                                      18
September 30, 1997                          36 1/8                                      24 1/8

December 31, 1997                           35 3/4                                      25 1/2
March 31, 1998                              31 1/2                                      23-19/32
June 30, 1998                               35- 11/16                                   25 7/8
September 30, 1998                          36 5/8                                      12


         There were approximately 3,407 shareholders of record (including brokerage firms and other nominees) of the Company's common stock as of November 30, 1998.

         From October 1992 to the Company's initial public offering, the Company was an S Corporation and distributed to its shareholders all of its taxable income. Prior to its initial public offering, the Company made distributions of cash and/or notes to its pre-IPO shareholders in an estimated amount of $2.7 million and $14.6 million in fiscal 1996 and 1995, respectively. A final payment on the notes of approximately $635,000 was made during the fiscal year ended September 30, 1997. Since its initial public offering, the Company has not paid cash dividends on its common stock and it is the current intention of management to retain earnings to finance the growth of the Company's business in lieu of paying dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for discussion of repurchases of Common Stock by the Company.

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

         The aggregate price to the public for the shares sold in the Offering was $37,950,000. The expenses incurred by the Company with respect to the Offering were as follows:

                  Underwriter Discounts and Commissions..........................  $ 2,656,500
                  Other Expenses    .............................................      734,000
                                                                                   -----------

                  Total.........................................................   $ 3,390,500
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

         The net proceeds to the Company from the Offering were $34.6 million. As of October 31, 1998, the Company has used such net proceeds as follows: (i) to repay $2.1 million of indebtedness outstanding under the Company's expired revolving credit facility, (ii) to repay $11.6 million of promissory notes outstanding to certain of the Company's directors and officers, (iii) to pay $5.0 million of expenses relating to the upgrade of the Company's information systems, (iv) to pay $7.1 million for a fiscal 1997 acquisition, (v) to pay $900,000 to purchase the site of the Company's Newark terminal, (vi) to pay $2.5 million of costs related to the Company's new headquarters facility, (vii) to pay $4.3 million for two fiscal 1998 acquisitions and (viii) $1.1 million for working capital purposes. Except as set forth in clause (ii), none of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

Recent Sales of Unregistered Securities.

         See previous disclosures in the Company's Form 10-Q filings.

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company which have been derived from consolidated financial statements that have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

                                                                                   FISCAL YEAR ENDED
                                                      ----------------------------------------------------------------------------
                                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                          1998            1997            1996            1995            1994
                                                      ------------    ------------    ------------    ------------    ------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING DATA)
STATEMENT OF INCOME DATA:
Revenues                                              $    417,083    $    291,767    $    185,445    $    126,214    $     83,276
Operating income                                            32,220          25,699          17,849          12,205           5,886
Net Income(1)                                               21,032          16,798          11,481           7,507           3,554
Basic earnings per share(2)                                   1.12             .94             .69             .55              --
Diluted earnings per share (2)                                1.09             .90             .66             .51              --
Diluted weighted average shares
   outstanding (2)                                          19,374          18,682          17,521          14,782          12,000

OPERATING DATA:
Gross margin                                                  44.1%           43.9%           44.3%           42.7%           40.2%
Operating margin                                               7.7%            8.8%            9.6%            9.7%            7.0%
Operating ratio (3)                                           92.3%           91.2%           90.4%           90.3%           93.0%
Same terminal revenue growth(4)                               25.0%           48.7%           29.3%           29.1%           44.0%
Air freight terminals at period end                             71              60              47              37              27
Local delivery locations at period end                          64              44              28              11               0
Freight forwarding shipments                             1,048,795         832,704         524,685         382,583         291,956
Average revenue per freight forwarding                $        366    $        329    $        331    $        314    $        285
   shipment
Average weight (lbs) per freight                               623             521             576             608             520
  forwarding shipment

BALANCE SHEET DATA:  (at year end)
Working capital                                       $     85,869    $     60,638    $     41,487    $      6,852    $      3,510
Total assets                                               156,336         106,871          71,729          24,468          16,612
Long-term indebtedness, net of                                   0               0               0           8,474              11
  current portion
Shareholders' equity                                       119,046          80,504          50,442           1,699           5,031


------------

(1) Net income for fiscal 1996, 1995 and 1994 includes a pro forma charge of $945, $3,682, and $1,916, respectively, which represents the estimated federal income taxes that would have been reported had Eagle USA been a C Corporation prior to December 4, 1995.

(2) Net income per share for fiscal 1996 and 1995 is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted to include the following: (i) the retroactive restatement giving effect to the 2-for-1 stock split in August 1996; (ii) the weighted average of common stock equivalents issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method; and (iii) the number of shares required to be sold by the Company to fund S Corporation shareholder distributions upon closing of the initial public offering. The computation for the year ended September 30, 1996 also includes the number of shares that the Company's Chairman of the Board received upon the closing of the initial public offering in connection with the Company's acquisition of interests in subsidiaries. Historical earnings per share is not provided for fiscal 1994, as such inclusion is considered to be irrelevant.

(3)      Operating expenses as a percentage of revenue.

(4) Percentage increase in revenues for those terminals open as of the beginning of the prior fiscal year.

         Forward Looking Statements. The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K) including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for, effects, results and expansion of international OPERATIONS and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition, effects of the Year 2000 issue; ISO certification, effect of improvement studies, "building for a billion," the effects of the Euro conversion, use of offering proceeds; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; timing of construction and other projects; fiscal 1999 and other future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; risks of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements and the notes thereto.

GENERAL

         During the past two fiscal years, the Company's revenues increased at a compound annual rate of 50.1% to $417.1 million in the fiscal year ended September 30, 1998 from $185.4 million in the fiscal year ended September 30, 1996, and its operating income increased at a compound annual rate of 34.7% to $32.2 million in fiscal 1998 from $17.8 million in fiscal 1996. The Company's recent growth has been generated almost exclusively by increasing the number of terminals operated by the Company and growth in revenue produced by existing terminals. Since October 1, 1996, it has added 24 terminals, increasing the total to 71 at September 30, 1998. At that date, 11 of these 71 terminals had been open less than 12 months.

         The Company plans to continue to expand its terminal network. The Company currently plans to open terminals in approximately 10 additional cities in fiscal 1999. Such plans, however, are subject to change based on a variety of factors. The Company may complement its internal expansion with selective acquisitions.

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

         The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher revenues per shipment than domestic shipments. The Company anticipates that the costs of transportation for international freight will be higher than for domestic freight as a percentage of such revenues, resulting in lower gross margins than domestic shipments; however, the Company does not expect its operating expenses to increase in proportion to such revenues. In April 1998, the Company expanded its international operations through the acquisition of the operations of Eagle Transfer, Inc. and of S. Boardman (Air Services Limited). The Company also intends to continue the growth of its local pick-up and delivery operations. By providing local pick-up and delivery services with respect to shipments for which it is the freight forwarder, the Company has been able to increase its gross margin with respect to such shipments because it captures margins which were previously paid to third parties. However, the Company's local pick-up and delivery services provided to other (non-forwarding) customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

         Effective October 1, 1992, Eagle elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code and comparable provisions of certain state tax laws. From October 1, 1992 until the termination of its S Corporation status, the Company paid no federal income tax. For financial reporting purposes, for periods prior to the Company's initial public offering, Eagle recorded a provision for state income taxes for all states in which it operated. The Company also has recorded for fiscal 1996 the federal income tax liability for each of its subsidiaries, which had paid federal income taxes. Shortly prior to the initial public offering in December 1995, Eagle's status as an S Corporation was terminated, and for periods thereafter, Eagle has been liable for federal income taxes and state income taxes in certain states. Prior to the closing of the initial public offering, Eagle declared distributions payable both in cash and in the form of special distribution notes in an amount equal to all of Eagle's undistributed S Corporation earnings up through such closing. The final payment of these notes was made in fiscal 1997. The Company has no plans to pay any dividends or distributions in the foreseeable future.

         On October 1, 1994, the Company purchased a 50% interest in Eagle Freight Services, Inc. and C&D Freight Services of California, Inc. from a third party and, during fiscal 1995 purchased a 50% interest in Freight Services Management, Inc. from the Company's Chairman of the Board and initiated operation of Eagle USA Transportation Services, Inc. and Eagle USA Import Brokers, Inc. (the "Eagle Subsidiaries"). The remaining interests in the Eagle Subsidiaries were purchased from the Company's Chairman of the Board immediately prior to the closing of the initial public offering in December 1995. Because Eagle controlled the Eagle Subsidiaries, results for fiscal 1996 reflect the operations of all of the Eagle Subsidiaries as if they had been 100% owned by the Company as of the beginning of the period presented.

         The Company has experienced significant growth primarily through increases in sales at existing terminals and opening new terminals. In September 1997 the Company completed the acquisition of the assets of a Columbus, Ohio transportation provider and in April 1998 completed acquisitions of operations primarily servicing South America and the United Kingdom. See "-- Liquidity and Capital Resources." The Company anticipates that its growth strategy in the future will include internal growth in its domestic and international freight forwarding, local pick-up and delivery and truck brokerage business, and could also include additional acquisitions. The Company's ability to continue its growth will depend on a number of factors, including existing and emerging competition, the ability to open new terminals, the ability to maintain profit margins in the face of competitive pressures, the continued recruitment, training and retention of operating and management employees, the strength of demand for its services and the availability of capital to support such growth and the ability to identify, negotiate and fund acquisitions when appropriate. International operations are likely to involve increased costs and risks including those related to foreign regulation, intensified competition, currency fluctuations and exchange controls. Acquisitions involve risks, including those relating to the integration of acquired business, retention of prior levels of business, retention of employees, diversion of management attention, amortization of acquired intangible assets, unexpected liabilities and other problems. There can be no assurance that the Company will be successful in implementing any of its business strategy or plans for future growth.

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 "Disclosure of Information About Capital Structure" for all periods ending after December 15, 1997. SFAS No. 129 contains no changes in the disclosure requirements of the Company because it was previously subject to such requirements pursuant to other Statements and Opinions.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of the Enterprise and Related Information". The adoption of both statements is required for the Company's fiscal year ending September 30, 1999. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS 131 to have a material impact on its consolidated financial statements and related disclosures.

RESULTS OF OPERATIONS

         The following table presents certain statement of income data as a percentage of revenues for the periods indicated.


                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                                        --------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    ----------
Revenues                                                     100.0%        100.0%        100.0%
Cost of transportation                                        55.9          56.1          55.7
                                                        ----------    ----------    ----------
Gross profit                                                  44.1          43.9          44.3

   Personnel costs                                            23.4          23.2          22.5
   Other selling, general and administrative expenses         13.0          11.9          12.2
                                                        ----------    ----------    ----------
Operating expenses                                            36.4          35.1          34.7
                                                        ----------    ----------    ----------
Operating income                                               7.7%          8.8%          9.6%
                                                        ==========    ==========    ==========
Net income                                                     5.0%          5.8%          6.2%


FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

         Revenues increased 43.0% to $417.1 million in fiscal 1998 from $291.8 million in fiscal 1997 primarily due to increases in the number of shipments and total weight of cargo shipped, which resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets, the effect of three acquisitions and the addition of significant national account customers. For those terminals open as of the beginning of fiscal 1997, revenues increased approximately 25.0% to $335.3 million in fiscal 1998 from $268.2 million in fiscal 1997. Revenues for fiscal 1998 were comprised of $384.0 million of forwarding revenues, $32.8 million of local pick-up and delivery revenues and $338,000 of other freight forwarding revenues. Total local pick-up and delivery revenues for the Company's Eagle Freight Services subsidiary for fiscal 1998 were $112.0 million, an amount that includes $79.2 million of inter-company sales to Eagle (which were eliminated upon consolidation) and $32.8 million in services to third party (non-forwarding) customers.

         Cost of transportation decreased as a percentage of revenues to 55.9% in fiscal 1998 from 56.1% in fiscal 1997. The decrease was primarily attributable to the continued expansion of the local pick-up and delivery operations, enabling the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 42.6% to $233.3 million in fiscal 1998 from $163.6 million in fiscal 1997 as a result of increases in air freight shipped. Gross margin increased to 44.1% in fiscal 1998 from 43.9% in fiscal 1997. Gross profit increased 43.4% to $183.8 million in fiscal 1998 from $128.2 million in fiscal 1997.

         Operating expenses increased as a percentage of revenues to 36.4% in fiscal 1998 from 35.1% in fiscal 1997. Operating expenses increased in absolute terms by 48.0% to $151.6 million in fiscal 1998 from $102.5 million in fiscal 1997. Personnel costs increased slightly as a percentage of revenues to 23.4% in fiscal 1998 from 23.2% in fiscal 1997, and increased in absolute terms by 43.9% to $97.6 million due to increased staffing needs associated with the opening of 11 new terminals, the opening of new local delivery operations, the effect of acquisitions, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff of its domestic, international and local delivery operating units and to prepare for any additional growth. Other selling, general and administrative expenses increased as a percentage of revenues to 13.0% in fiscal 1998 from 11.9% in fiscal 1997, and increased in absolute terms by 56.0% to $54.0 million in fiscal 1998 from $34.6 million in fiscal 1997. In fiscal 1998, selling expenses decreased as a percentage of revenues by 0.3% and other general and administrative expenses increased as a percentage of revenues by 1.4% compared to fiscal 1997. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in fiscal year 1998, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facilities and increased professional fees.

         Operating income increased 25.4% to $32.2 million in fiscal 1998 from $25.7 million in fiscal 1997 for the reasons indicated above. Operating margin for fiscal 1998 was 7.7% of revenues, down from 8.8% of revenues in fiscal 1997 primarily due to the higher operating expenses as a percentage of revenues described above. Non-operating income increased to approximately $1.8 million in fiscal 1998 from approximately $1.7 million in fiscal 1997 due to increased amounts of short-term investments as a result of the cash proceeds from the Company's initial and secondary public offerings. The 1997 amount included $375,000 from certain reimbursements related to a public offering.

         Income before income taxes increased 24.1% to $34.0 million in fiscal 1998 from $27.4 million in fiscal 1997. Provision for income taxes for fiscal 1998 was $13.0 million compared to provision for income taxes of $10.6 million for fiscal 1997. Net income increased 25.2% to $21.0 million in fiscal 1998 from $16.8 million in fiscal 1997. Diluted earnings per share increased 21.1% to $1.09 per share in fiscal 1998 from $0.90 per share in fiscal 1997.

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

         Operating expenses increased as a percentage of revenues to 35.1% in fiscal 1997 from 34.7% in fiscal 1996. Operating expenses increased in absolute terms by 59.4% to $102.5 million in fiscal 1997 from $64.3 million in fiscal 1996. Personnel costs increased as a percentage of revenues to 23.2% in fiscal 1997 from 22.5% in fiscal 1996, and increased in absolute terms by 62.9% to $67.8 million due to increased staffing needs associated with the opening of 13 new terminals and to a lesser extent with respect to the UPS strike, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries to headquarters employees and executive officers. Other selling, general and administrative expenses decreased as a percentage of revenues to 11.9% in fiscal 1997 from 12.2% in fiscal 1996, and increased in absolute terms by 52.8% to $34.6 million in fiscal 1997 from $22.7 million in fiscal 1996. In fiscal 1997, selling expenses decreased as a percentage of revenues by 0.2% and other general and administrative expenses decreased as a percentage of revenues by 0.1% compared to fiscal 1996. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in fiscal year 1997.

         Operating income increased 44.0% to $25.7 million in fiscal 1997 from $17.8 million in fiscal 1996 for the reasons indicated above. Non-operating income increased to approximately $1.7 million in fiscal 1997 from approximately $934,000 in fiscal 1996 due to increased amounts of short-term investments as a result of the cash proceeds from the Company's initial and secondary public offerings and a one-time payment of $375,000, in reimbursement of internal costs related to the February 1997 secondary public offering (see "-- Liquidity and Capital Resources").

         Income before income taxes increased 45.8% to $27.4 million in fiscal 1997 from $18.8 million in fiscal 1996. Provision for income taxes for fiscal 1997 was $10.6 million compared to provision for income taxes of $6.4 million for fiscal 1996. A portion of the increase in provision for income taxes was from the termination of Eagle's S Corporation status shortly prior to the initial public offering on December 6, 1995. Net income increased 35.2% to $16.8 million in fiscal 1997 from net income of $12.4 million in fiscal 1996 and increased 46.3% from pro forma net income of $11.5 million in fiscal 1996. Diluted earnings per share increased 36.4% to $0.90 in fiscal 1997 from $0.66 pro forma diluted earnings per share in fiscal 1996.

         The Company's fiscal 1997 results were affected by the United Parcel Service ("UPS") strike occurring during a two-week period in the fourth quarter of fiscal 1997 as the Company shipped freight that would have ordinarily been shipped by UPS. The Company estimates that the UPS strike resulted in approximately $6.0 million in incremental revenue which generated approximately 5% after tax profit on such revenue. The strike had a slightly positive impact on gross profit margin as the increased traffic from the strike carried higher yields on a per-pound basis. The strike, however, resulted in higher operating expenses (primarily personnel costs) which offset these higher yields. The Company does not expect to retain any of the business it gained through the UPS strike, as the two companies generally occupy separate niches within the freight transportation marketplace.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments increased $21.9 million to $49.7 million at September 30, 1998 from $27.8 million at September 30, 1997. At September 30, 1998, the Company had working capital of $85.9 million and a current ratio of 3.30 compared to working capital of $60.6 million and a current ratio of 3.30 at September 30, 1997. The Company's working capital has increased primarily as a result of the proceeds from the Company's secondary public offering in January 1998 and profitable growth associated with the expansion of the Company's operations. Capital expenditures for the fiscal year ended September 30, 1998 were approximately $11.9 million. The Company believes that cash flow from operations and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

         Other than its initial and 1997 and 1998 public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease or purchase arrangements. The Company had a $10 million revolving credit facility with NationsBank of Texas, N.A. which expired in January 1998. The Company is currently considering implementing alternative facilities. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

         On September 28, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares (subsequently increased to one million shares) of its Common Stock. As of December 15, 1998, 433,200 shares had been repurchased by the Company, all of which repurchases occurred in fiscal 1999. The total cost of the share repurchases as of such date was approximately $5.8 million.

         The Company's subsidiaries in the United Kingdom and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing certain transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At September 30, 1998, the Company was contingently liable for approximately $3.0 million under outstanding letters of credit and guarantees related to these obligations.

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its recently completed Houston terminal, warehouse and headquarters facility (the "Houston facility"). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000 (including monthly interest costs based upon LIBOR rate plus 200 basis points) beginning on July 1, 1998 through October 2, 2002 with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on October 2, 2002. The Company has an option, exercisable at any time during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and is not otherwise required to acquire the facility, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. The Company expects that the amount of any such deficiency payment, if made, would be expensed. As of September 30, 1998, the lease balance was approximately $8.5 million.

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company (each, a "Financed Facility"). Under the terms of the master operating lease agreement, average monthly lease payments (including monthly interest costs based upon LIBOR rate plus 145 basis points) began upon the completion of the construction of each Financed Facility and will continue for a term of 52 months with a balloon payment equal to the outstanding lease balances (initially equal to the cost of the facility) due at the end of each lease term. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire each Financed Facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and does not otherwise meet its obligations, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each Financed Facility within certain limits. The Company expects that the amount of any such deficiency payment would be expensed. The Company expects to begin construction of each Financed Facility prior to December 1999. As of September 30, 1998, the aggregate lease balance was approximately $750,000 under the master operating lease agreement.

         On August 6, 1998, the Company entered into a commitment of approximately $3.0 million for the construction of an additional terminal and warehouse facility located at its Houston headquarters. Payment for the construction of the facility is being made from cash balances. As of November 20, 1998, the Company had paid approximately $500,000 of the commitment. Construction of the facility is estimated to be completed during fiscal year 1999.

         As of September 30, 1998, the Company had outstanding non-qualified stock options to purchase an aggregate of 3,129,110 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $1.25 to $35.125). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the years ended September 30, 1998 and 1997 of non-qualified stock options to purchase an aggregate of 623,852 and 452,489 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $12.9 million and $10.2 million. The Company realized a tax benefit of approximately $4.7 million and $4.1 million in fiscal 1998 and 1997, respectively; accordingly, the Company recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes". Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

         On February 18, 1997, the Company completed an underwritten secondary public offering of 1,779,922 shares of its common stock at a price to the public of $28.25 per share. The Company sold 232,164 of these shares, and the net proceeds received by the Company after deducting underwriting discounts and commissions were $6.2 million and will be used for general corporate purposes. The Company did not receive any of the proceeds from the sale of the 1,547,758 of these shares sold by Daniel S. Swannie, a former executive officer and director of the Company. Pursuant to an agreement between the Company and Mr. Swannie entered into in connection with the offering, Mr. Swannie reimbursed the Company for all of its out-of-pocket expenses incurred in connection with the offering and made a payment to the Company of $375,000 for the Company's estimated internal costs relating to the offering. The agreement also restricts Mr. Swannie's ability to compete against the Company for a three-year term and places certain other limitations on his ability to act against the interests of the Company.

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

ACQUISITIONS

         On September 19, 1997, the Company acquired the operating assets and assumed certain liabilities of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company issued 33,362 shares of Common Stock, valued at $1.0 million, and paid approximately $5.6 million in cash. The acquisition agreement also provides for three contingent payments of up to $1.8 million if certain annual sales goals are achieved over the next three years. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the net assets acquired. The results of operations for the acquired business was included in the consolidated statement of income from the acquisition date forward. The first contingent payment was paid in October 1998.

         On April 3, 1998, the Company acquired substantially all of the operating assets and assumed certain liabilities of Eagle Transfer, Inc. ("Eagle Companies"), a privately-held international freight forwarder/consolidator based in Miami, Florida. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation. On April 14, 1998, the Company acquired all of the outstanding stock of S. Boardman (Air Services) Limited, a privately-held full services forwarder based in London, England. The aggregate purchase price for the two 1998 acquisitions was approximately $5.4 million, including $4.3 million in cash plus 27,999 shares of Common Stock, valued at $750,000. The agreements also specify maximum contingent earnout payments in the aggregate of $2.0 million in cash plus $2.3 million in common stock, if certain performance benchmarks are met over each of the next three years. The acquisitions were accounted for as purchases; accordingly, in each case the purchase price was allocated based upon the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statements of income from the acquisition date forward.

YEAR 2000 ISSUES

         The Securities and Exchange Commission has published guidance regarding the effect of "Year 2000" issues on companies. The "Year 2000" (or Y2K) problem arose because some computer programs use only the last two digits of a year to refer to a date, causing them to not properly recognize a year that does not begin with "19".

         The Company has completed its initial assessment of possible exposure of Y2K issues. The Company believes that its primary operating and accounting information systems are and have always been compliant with the century factor. To date, the Company has not identified any non-information technology systems that use embedded technology on which it relies. Based upon the Company's assessment of its relationships with vendors, suppliers, customers and banks, the Company is not aware of situations where material disruptions of its business activities are likely to occur because of Year 2000 non-compliance by third parties.

         The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on representations from third parties with which the Company has business relationships, and has not independently verified these representations. With respect to the Company's internal systems, the Company has conducted tests of its critical processes. There can be no assurance that these representations will prove accurate or that the tests have been subjected to a sufficient sample of conditions.

         A Year 2000 failure could result in a business disruption that adversely effects the Company's business, financial condition or results of operations. For example, if a Year 2000 failure causes insufficient air lift to be available to the Company, the Company's air freight forwarding operations would be curtailed and the Company might also be unable to provide sufficient alternative services such as ground, rail or ocean cargo capacity to meets is expected levels of operations. There can be no assurance that the global transportation industry and regulatory authorities, including but not limited to the United States Department of Transportation and related agencies, will not be affected in a way that negatively affects the Company's business, results of operations or financial condition. The Company is unable to determine the potential business interruption costs which might be incurred as a result of Y2K issues, including the costs if the cargo capacity of airline, trucks, rail and ocean vessels is insufficient to meet the Company's then operating requirements in any of its geographic regions. The Company is currently exploring risk management alternatives with respect to possible business interruption which may result if certain of the Company's critical vendors and suppliers are not ready for the Y2K problem by January 1, 2000 and it is expected that such plans will continue through the Year 2000.

         The Company's internal Y2K assessment is largely complete; however, the Company's assessment of Y2K issues caused by its relationships with third parties is expected to continue until and through the year 2000. The Company has not to date expended and does not currently plan to expend any significant amount of funds for Y2K issues. Despite the Company's assessment to date, there can be no assurance as to the ultimate effect that the Y2K issues will have on the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company currently does not have any outstanding short-term or long-term debt instruments as of September 30, 1998. Accordingly, the Company does not have market risk related to interest rates.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada and Mexico subsidiaries, as a result of transactions in foreign markets. At September 30, 1998, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these subsidiaries are denominated would not have a material impact on operating income for the year ending September 30, 1999.

         The Company does not purchase futures contracts nor does it purchase or hold any derivative financial instruments for trading purposes.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1--Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement ( the "1999 Proxy Statement") for its annual meeting of shareholders to be held on February 22, 1999. The 1999 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 1998.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

ITEM                                                                                                           PAGE
----                                                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED SEPTEMBER 30, 1998:
   Report of Independent Accountants........................................................................... F-2
   Consolidated Balance Sheet as of September 30, 1998 and 1997.................................................F-3
   Consolidated Statement of Income for the Three Years Ended September 30, 1998................................F-4
   Consolidated Statement of Cash Flows for the Three Years Ended September 30, 1998............................F-5
   Consolidated Statement of Shareholders' Equity for the Three Years Ended September 30, 1998..................F-6
   Notes to Consolidated Financial Statements...................................................................F-7

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

         *10.1          1994 Long-Term Incentive Plan, as Amended and Restated (filed as Exhibit 10(ii) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

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

     Exhibit Number                                 Description
     --------------                                 -----------
         *10.6       Credit Agreement dated as of October 18, 1995 between the Company and NationsBank of Texas, N.A.
                     (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-
                     97606, and incorporated herein by reference).

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

          10.9       Employment Agreement dated as of September 24, 1998 between the Company and John C. McVaney.

         10.10       Employment Agreement dated as of May 19, 1998 between the Company and Ronald E. Talley.

        *10.11       Employees Stock Purchase Plan (effective July 1, 1998) (filed as Exhibit 10(i) to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

        *10.12A      Lease and Development Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and the
                     Company (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
                     1996 and incorporated herein by reference).

        *10.12B      Participation Agreement dated as of January 10, 1997 among Asset XI Holdings Company, L.L.C., the Company and
                     Bank One, Texas, N.A. (filed as Exhibit 10.10B to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

        *10.12C      Loan Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and Bank
                     One, Texas, N.A. (filed as Exhibit 10.10C to the Company's Annual Report on Form 10-K for the
                     fiscal year ended September 30, 1997).

        *10.13A      Master Lease and Development Agreement dated as of April 3, 1998 between Asset XVI Holdings
                     Company, L.L.C. and Eagle USA Airfreight, Inc. (filed as Exhibit 10(iii) A to the Company's Quarterly
                     Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

        *10.13B      Master Participation Agreement dated as of April 3, 1998
                     among Asset XVI Holdings Company, L.L.C., Eagle USA Airfreight, Inc. and Bank One, Texas, N.A. (filed as Exhibit 10(iii) B to the Company's Quarterly Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

        *10.13C      Loan Agreement dated as of April 3, 1998 between Asset Holdings Company, L.L.C. and Bank One,
                     Texas, N.A. (filed as Exhibit 10(iii) C to the Company's Quarterly Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

        *10.13D      Appendix I to Master Participation Agreement, Master Lease and Development Agreement and Loan
                     Agreement (filed as Exhibit 10(iii) D to the Company's Quarterly Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         11.1        Computation of Per Share Earnings

         21          Subsidiaries of the Company

         23.1        Consent of PricewaterhouseCoopers LLP

         27.1        Financial Data Schedule

---------------------------

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

         Date:    December 16, 1998

                                               EAGLE USA AIRFREIGHT, INC.


                                               By: /s/ DOUGLAS A. SECKEL
                                                   ----------------------------
                                                   Douglas A. Seckel
                                                   Chief Financial Officer,
                                                   Secretary and Treasurer


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


                   Name                                         Capacity                                        Date
                   ----                                         --------                                        ----

/s/ JAMES R. CRANE                           Chairman, President and Chief Executive Officer               December 16, 1998
---------------------------------------      (Principal Executive Officer)
    James R. Crane


/s/ DOUGLAS A. SECKEL                        Chief Financial Officer, Secretary and Treasurer              December 16, 1998
---------------------------------------      and Director (Principal Financial and Accounting
    Douglas A. Seckel                        Officer)



/s/ NEIL E. KELLEY                           Director                                                      December 16, 1998
---------------------------------------
    Neil E. Kelley


/s/ WILLIAM P. O'CONNELL                     Director                                                      December 16, 1998
---------------------------------------
    William P. O'Connell


/s/ FRANK J. HEVRDEJS                        Director                                                      December 16, 1998
---------------------------------------
    Frank J. Hevrdejs


/s/ NORWOOD W. KNIGHT-RICHARDSON             Director                                                      December 16, 1998
---------------------------------------
    Norwood W. Knight-Richardson

                      EAGLE USA AIRFREIGHT, INC.

                   CONSOLIDATED FINANCIAL STATEMENTS

                   SEPTEMBER 30, 1998, 1997 AND 1996

                           EAGLE USA AIRFREIGHT, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                        Page
                                                                                                        ----
Report of Independent Accountants................................................................        F-2

Consolidated Balance Sheet as of September 30, 1998 and 1997.....................................        F-3

Consolidated Statement of Income for the Three Years Ended
  September 30, 1998.............................................................................        F-4

Consolidated Statement of Cash Flows for the Three Years
  Ended September 30, 1998.......................................................................        F-5

Consolidated Statement of Shareholders' Equity for the Three Years
  Ended September 30, 1998.......................................................................        F-6

Notes to Consolidated Financial Statements.......................................................        F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Eagle USA Airfreight, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Eagle USA Airfreight, Inc. and its subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Houston, Texas
November 20, 1998

                           EAGLE USA AIRFREIGHT, INC.

                           CONSOLIDATED BALANCE SHEET



                                                                                              September 30,
                                                                                     ----------------------------
                                                                                          1998            1997
                                                                                     ------------      ----------
                                 Assets                                           (in thousands, except par values)

Current assets:
    Cash and cash equivalents                                                        $     37,191      $   25,107
    Short-term investments                                                                 12,487           2,679
    Accounts receivable - trade, net of allowance for doubtful
      accounts of $675 and $566, respectively                                              69,576          54,662
    Prepaid expenses and other                                                              3,905           4,557
                                                                                     ------------      ----------
          Total current assets                                                            123,159          87,005
Property and equipment, net                                                                21,963          14,090
Other assets                                                                               11,214           5,776
                                                                                     ------------      ----------

                                                                                     $    156,336      $  106,871
                                                                                     ============      ==========
                  Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable - trade                                                         $      4,542      $    7,757
    Accrued transportation costs                                                           14,014           6,062
    Accrued compensation and employee benefits                                             14,061          10,454
    Other accrued liabilities                                                               4,673           2,094
                                                                                     ------------      ----------
          Total current liabilities                                                        37,290          26,367
                                                                                     ------------      ----------
Shareholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares authorized
    Common stock, $0.001 par value, 100,000 shares authorized,
      19,125 and 18,210 shares issued and outstanding                                          19              18
    Additional paid-in capital                                                             70,256          52,387
    Retained earnings                                                                      49,131          28,099
    Cumulative currency translation adjustments                                              (360)
                                                                                     ------------      ----------
                                                                                          119,046          80,504
                                                                                     ------------      ----------
Commitments and contingencies (Note 11)

                                                                                     $    156,336      $  106,871
                                                                                     ============      ==========


         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.

                        CONSOLIDATED STATEMENT OF INCOME


                                                                           Year ended September 30,
                                                               -----------------------------------------------
                                                                    1998             1997             1996
                                                               ------------     -------------     ------------
                                                                     (in thousands, except per share data)
Revenues                                                       $    417,083     $     291,767     $    185,445
Cost of transportation                                              233,257           163,616          103,312
                                                               ------------     -------------     ------------
                                                                    183,826           128,151           82,133
                                                               ------------     -------------     ------------
Operating expenses:
Personnel costs                                                      97,584            67,813           41,619
Other selling, general and administrative
  expenses                                                           54,022            34,639           22,665
                                                               ------------     -------------     ------------
                                                                    151,606           102,452           64,284
                                                               ------------     -------------     ------------
Operating income                                                     32,220            25,699           17,849
Interest and other income                                             1,776             1,693            1,079
Interest expense                                                                                          (145)
                                                               ------------     -------------     ------------
Income before provision for income taxes                             33,996            27,392           18,783
Provision for income taxes                                           12,964            10,594            6,357
                                                               ------------     -------------     ------------

Net income                                                     $     21,032     $      16,798     $     12,426
                                                               ============     =============     ============

Basic earnings per share                                       $       1.12     $        0.94
                                                               ============     =============

Diluted earnings per share                                     $       1.09     $        0.90
                                                               ============     =============

Pro forma information:
    Net - income as reported                                                                      $     12,426
    Pro forma charge in lieu of income
      taxes (Note 4)                                                                                       945
                                                                                                  ------------

Pro forma net income                                                                              $     11,481
                                                                                                  ============

Pro forma net income per share (Note 1)                                                           $       0.66
                                                                                                  ============


         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                           Year ended September 30,
                                                               -----------------------------------------------
                                                                    1998             1997             1996
                                                               ------------     -------------     ------------
                                                                                (in thousands)
Cash flows from operating activities:
    Cash received from customers                               $    402,773     $     266,037     $    172,461
    Cash paid to carriers, suppliers and
      employees                                                    (372,077)         (259,760)        (158,483)
    Interest received                                                 1,699             1,580              968
    Interest paid                                                                                         (145)
    Income taxes paid                                                (7,851)           (6,936)          (3,954)
                                                               ------------     -------------     ------------
          Net cash provided by operating activities                  24,544               921           10,847
                                                               ------------     -------------     ------------
Cash flows from investing activities:
    Purchase of investments                                         (20,304)          (11,350)         (27,714)
    Maturity of investments                                          10,496            12,080           26,232
    Acquisitions of business, net of cash                            (3,619)           (5,574)
    Acquisition of property and equipment                           (11,863)           (6,524)          (7,189)
    Disposition of property and equipment                               763               319               72
    Increase in other assets                                                                              (300)
    Advances to shareholders and employees                                                                 (67)
    Repayments from affiliates                                                                             737
                                                               ------------     -------------     ------------
          Net cash used by investing activities                     (24,527)          (11,049)          (8,229)
                                                               ------------     -------------     ------------
Cash flows from financing activities:
    Payments on indebtedness                                                                            (2,178)
    Proceeds from indebtedness                                                                           1,800
    Issuance of common stock, net of related costs                    5,806             6,162           34,559
    Offering fee paid by selling shareholder                                              375
    Proceeds from exercise of stock options                           6,621             2,637              628
    Payments on shareholder distribution notes                                           (635)          (8,209)
    Distributions to shareholders                                                                       (2,701)
                                                               ------------     -------------     ------------
          Net cash provided  by
            financing activities                                     12,427             8,539           23,899
                                                               ------------     -------------     ------------
Effect of foreign currency translation on cash                         (360)
                                                               ------------     -------------     ------------
Net increase (decrease) in cash and
  cash equivalents                                                   12,084            (1,589)          26,517
Cash and cash equivalents, beginning of year                         25,107            26,696              179
                                                               ------------     -------------     ------------

Cash and cash equivalents, end of year                         $     37,191     $      25,107     $     26,696
                                                               ============     =============     ============


         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                            Common stock         Additional                 Cumulative
                                       --------------------       paid-in     Retained     translation
                                       Shares        Amount       capital     earnings     adjustments      Total
                                       ------        ------       -------     --------     -----------      -----
Balance at September 30, 1995             6,000      $    6     $     108    $   1,585                   $    1,699

Issuance of common stock to
  majority shareholder for
  acquisition of subsidiaries               223
Issuance of common stock,
  net of related costs                    2,300           2        34,557                                    34,559
Distributions to shareholders                                                   (2,701)                      (2,701)
Conversion from S Corporation
  to C Corporation                                                    457                                       457
Exercise of stock options                   296                       628                                       628
Tax benefit from exercise
  of stock options                                                  3,374                                     3,374
Two-for-one stock split
  (issuance of 8,673 shares
  of common stock)                        8,673           9                         (9)
Net income                                                                      12,426                       12,426
                                      ---------      ------     ---------    ---------                   ----------

Balance at September 30, 1996            17,492          17        39,124       11,301                       50,442

Issuance of common stock, net
  of related costs                          232                     6,162                                     6,162
Issuance of common stock for
  acquisition                                33                     1,000                                     1,000
Payment on shareholder
  distribution notes                                                 (635)                                     (635)
Exercise of stock options                   453           1         2,636                                     2,637
Tax benefit from exercise of
  stock options                                                     4,100                                     4,100
Net income                                                                      16,798                       16,798
                                      ---------      ------     ---------    ---------                   ----------

Balance at September 30, 1997            18,210          18        52,387       28,099                       80,504

Issuance of common stock, net
  of related costs                          263                     6,621                                     6,621
Issuance of common stock for
  acquisition                                28                       750                                       750
Exercise of stock options                   624           1         5,805                                     5,806
Tax-benefit from exercise of
  stock options                                                     4,693                                     4,693
Foreign currency translation
  adjustments                                                                               $ (360)            (360)
Net income                                                                      21,032                       21,032
                                      ---------      ------     ---------    ---------      ------       ----------

Balance at September 30, 1998            19,125      $   19     $  70,256    $  49,131      $ (360)      $  119,046
                                      =========      ======     =========    =========      ======       ==========

         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Eagle USA Airfreight, Inc. (the Company) is a worldwide logistics company. The Company maintains operating facilities throughout the United States, Mexico, Canada, Hong Kong and the United Kingdom, as well as a worldwide network of exclusive and nonexclusive agents. The Company operates in one principal industry segment.

All dollar amounts in the notes are presented in thousands except for share data.

Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of Eagle USA Airfreight, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated.

Revenue and expense recognition

Revenues and expenses related to the transportation of freight are recognized at the time the freight departs the terminal of origin. All other revenues are recognized when the service is provided.

Cash equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

Short-term investments

At September 30, 1998 and 1997, the Company had short-term investments in commercial paper, U.S. Treasury Bills and Tax Exempt Municipal Bonds with a carrying value of $12,487 and $2,679, respectively. Securities with a carrying value of $10,457 at September 30, 1998 mature in less than one year. Such investments are "available for sale", since the Company has the intent to utilize the funds as needed. The investments are stated at amortized cost, which approximated market. Accordingly, no unrealized holding gains or losses have been recorded by the Company as of September 30, 1998. The Company's short-term investments in U.S. Treasury Bills at September 30, 1997 matured during fiscal 1998 with no gain or loss recognized.

Concentration of credit risk

The Company's customers include retailing, wholesaling, manufacturing, and electronics companies as well as international agents throughout the world. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers to minimize credit risk.

Doing business in foreign locations subjects the Company to various risks and considerations typical to foreign enterprises, including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws, and other laws and trade restrictions.

Foreign currency exchange

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains and losses arising from fluctuations in currency exchange rates are recorded as equity adjustments. Foreign currency transaction gains and losses realized during 1998 and 1997 were insignificant.

Property and equipment

Property and equipment is stated at cost. Property and equipment is depreciated using the straight line method over its estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. Major improvements are capitalized. Costs of internally-developed software are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over the estimated useful lives of the businesses acquired.

Income taxes

The provision for income taxes is computed based upon the pretax income included in the consolidated statement of income. The asset and liability approach is used to recognize deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Prior to December 4, 1995, the Company had elected to be treated as an S Corporation for federal income tax purposes. Accordingly, all income tax liability was the responsibility of the shareholders.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings per share and pro forma net income per share

The Company has adopted Statement of Financial Accounting Standard No. 128 (SFAS
128) "Earnings per Share". Adoption of SFAS 128 has resulted in the retroactive restatement of earnings per share for the years ended prior to September 30, 1998. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised.

As a result of the Company's change from an S Corporation to a C Corporation in December 1995, presentation of pro forma net income per share is necessary for the year ended September 30, 1996. For purposes of the pro forma net income per share computation, the two-for-one stock split and the shares issued to the Company's Chairman of the Board in connection with the acquisition of his interests in the Company's subsidiaries have been treated as if they had been effective and outstanding as of the beginning of fiscal 1996.

The computation of basic and diluted earnings per share were determined as follows:

                                                                              Year ended
                                                                             September 30,
                                                                      -------------------------
                                                                         1998           1997            1996
                                                                      ----------     ----------     ----------
                                                                                                    Pro forma
                                                                               Earnings             net income
                                                                               per share             per share
                                                                      -------------------------     ----------
Shares used in basic calculation:
    Weighted average shares outstanding                                   18,734         17,792         16,234
                                                                      ----------     ----------     ----------
         Total basic shares                                               18,734         17,792         16,234
Additional shares for diluted computation:
    Common stock equivalents                                                 640            890            939
    Effect of shares issued to the Company's
      Chairman of the Board                                                                                 82
    Number of shares sold by the Company that would
      have been necessary to fund pre-IPO
      S Corporation distributions                                                                          266
                                                                      ----------     ----------     ----------
         Total diluted shares                                             19,374         18,682         17,521
                                                                      ==========     ==========     ==========

Historical earnings per share is not provided for the fiscal year ended September 30, 1996 as such inclusion is not considered to be meaningful.

New accounting pronouncements

In February 1997, the Financial Accounting Standards Board issued SFAS 129 "Disclosure of Information About Capital Structure" for all periods ending after December 15, 1997. SFAS 129 contains no changes in the disclosure requirements of the Company because it was previously subject to such requirements pursuant to other Statements and Opinions.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The adoption of both statements is required for the Company's fiscal year ending September 30, 1999. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. SFAS 131 requires that companies report separately, in the financial statements, certain financial and descriptive information about operating segments, if applicable. The Company does not expect the adoption of SFAS No. 130 or SFAS 131 to have a material impact on its consolidated financial statements and related disclosures.

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at September 30:

                                                             Estimated
                                                            useful lives                   1998           1997
                                                            ------------               ----------      ----------
Office and warehouse equipment
  and software                                                  5 years                $   17,139      $   10,934
Vehicles                                                        5 years                     4,979           3,960
Furniture and fixtures                                          7 years                     3,356           1,031
Land                                                                                          731             731
Leasehold improvements                                        lease terms                   3,972           2,007
                                                                                       ----------      ----------
                                                                                           30,177          18,663
Less - accumulated depreciation
 and amortization                                                                          (8,214)         (4,573)
                                                                                       ----------      ----------

                                                                                       $   21,963      $   14,090
                                                                                       ==========      ==========


NOTE 3 - BUSINESS ACQUISITIONS:

On September 19, 1997, the Company acquired the operating assets of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company issued 33 shares of common stock, valued at $1,000, and paid approximately

$5,574 in cash. The acquisition agreement also provides for three contingent payments of up to $1,750 each if certain annual sales goals are achieved over the next three years. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the net assets acquired, resulting in initial goodwill of approximately $4,750. The results of operations for the acquired business were included in the consolidated statement of income from the acquisition date forward. The first contingent payment was paid in October 1998.

On April 3, 1998, the Company acquired substantially all of the operating assets of Eagle Transfer, Inc. (Eagle Companies), a privately-held international freight forwarder/consolidator based in Miami, Florida. On April 14, 1998, the Company acquired all of the outstanding stock of S. Boardman (Air Services) Limited and Subsidiaries (S. Boardman), a privately-held full services forwarder based in London, England. The aggregate purchase price for the two 1998 acquisitions was approximately $5,447, including $4,300 in cash plus 28 shares of Common Stock, valued at $750. The agreements also specify maximum contingent earnout payments in the aggregate of $1,950 in cash plus $2,250 in common stock, if certain performance benchmarks are met over each of the next three years. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation. The acquisitions were accounted for as purchases; accordingly, in each case the purchase price was allocated based on the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statements of income from the acquisition date forward.

Pro forma disclosures for the acquisitions described above have not been included as the effects are not material to the consolidated results of operations.

NOTE 4 - INCOME TAXES:

The Company's income tax provision was comprised of the following for the years ended September 30:

                                                                 1998              1997             1996
                                                              ----------        --------        ----------
         Current:
             State                                            $    1,670        $  1,525        $    1,152
             Federal                                              10,239           8,686             5,129
             Foreign                                                  19
                                                              ----------        --------        ----------
                                                                  11,928          10,211             6,281
                                                              ----------        --------        ----------
         Deferred:
             State                                                   165              67                11
             Federal                                                 936             316                65
             Foreign                                                 (65)
                                                              ----------        --------        ----------
                                                                   1,036             383                76
                                                              ----------        --------        ----------

         Total                                                $   12,964        $ 10,594        $    6,357
                                                              ==========        ========        ==========

A reconciliation of the federal statutory tax rate and the Company's provision for income taxes is as follows for the years ended September 30:

                                                                1998              1997             1996
                                                              ----------        --------        ----------
         Income taxes at the applicable federal
           statutory rates                                    $   11,637        $  9,371        $    6,386
         Tax exempt income                                          (205)           (158)             (130)
         Nondeductible items                                         339             330               245
         State income taxes, net of federal
           benefit                                                 1,193           1,051             1,163
         S Corporation taxation benefit                                                             (1,307)
                                                              ----------        --------        ----------

         Provision for income taxes                           $   12,964        $ 10,594        $    6,357
                                                              ==========        ========        ==========


As a result of the exercises for the years ended September 30, 1998 and 1997 of nonqualified stock options to purchase an aggregate of 624 and 452 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $12,887 and $10,200. The Company realized a tax benefit of approximately $4,693 and $4,100; accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable pursuant to the provisions of Statement of Financial Accounting Standards No. 109 (SFAS
109), "Accounting for Income Taxes". Any exercises of nonqualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

Deferred tax assets and liabilities as of September 30, 1998 and 1997 were comprised of the following:

                                                                               1998          1997
                                                                           ----------     ---------
                   Assets:
                      Bad debt expense                                     $      260     $     221
                      Amortization                                                               50
                      Accruals and other                                          618           625
                      Net operating loss carryforwards                             65
                                                                           ----------     ---------
                                                                                  943           896
                                                                           ----------     ---------
                   Liabilities:
                      Depreciation                                               (992)         (822)
                      Software development costs                                 (866)
                      Amortization                                                (47)
                                                                           ----------     ---------
                                                                               (1,905)         (822)
                                                                           ----------     ---------

                                                                           $     (962)    $      74
                                                                           ==========     =========


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

On July 8, 1996, the Board authorized a two-for-one stock split, effected in the form of a stock dividend, payable August 1, 1996 to shareholders of record on July 24, 1996. All references in the financial statements to earnings per share and share information have been retroactively restated to reflect the split. The stock split resulted in the issuance of approximately 8,673 new shares of common stock and a reclassification of $9 from retained earnings to common stock representing the par value of the shares issued.

On February 18, 1997, the Company completed an underwritten secondary public offering of 1,548 shares of its common stock at a price to the public of $28.25 per share. The Company did not receive any of the proceeds from the sale of shares by Daniel Swannie, a former executive officer and director of the Company. Pursuant to an agreement between the Company and Mr. Swannie entered into in connection with the offering, Mr. Swannie reimbursed the Company for all of its out-of-pocket expenses incurred in connection with the offering and made a payment to the Company of $375 for the Company's estimated internal costs relating to the offering. The agreement also restricts Mr. Swannie's ability to compete against the Company for a three-year term and places certain other limitations on his ability to act against the interests of the

Company. In connection with the offering, the Company sold 232 shares of common stock to the underwriters pursuant to an over-allotment option at a price of $28.25 per share. The net proceeds received by the Company after deducting underwriting discounts and commissions were $6,162 and will be used for general corporate purposes.

On January 30, 1998, the Company completed an underwritten secondary public offering of 2,013 shares of its Common Stock at a price to the public of $27.75 per share. The Company did not receive any of the proceeds from the sale of 1,750 of these shares sold by James R. Crane, the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company sold 263 of the offered shares and the net proceeds received by the Company after deducting underwriting discounts and commissions and offering expenses were $6,600 and will be used for general corporate purposes.

In September and October 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock in the open market. As of November 20, 1998, the Company had purchased 433 shares of common stock. Such shares are held in treasury.

NOTE 6 - BENEFIT PLANS AND STOCK PLANS:

Savings Plan

In October 1998, the Company initiated a Stock Purchase Plan, which provides for up to 200 shares of the Company's Common Stock to be reserved for issuance upon exercise of purchase rights granted to certain employees who elect to participate through regular payroll deductions. Purchase rights are granted to eligible employees who elect to participate each January 1 through July 1 for a six-month offering period. The purchase rights are exercisable in the following January or July at a price equal to the lesser of (1) 85% of the fair market value of the Company's Common Stock on the first date of such period or (2) 85% of the fair market value of the Common Stock on the last day of such period.

The Company has a 401(k) savings plan pursuant to which the Company provides discretionary matching of employees' tax-deferred savings, up to a maximum of 5% of eligible compensation. During fiscal 1998, 1997, and 1996, the Company recorded charges of $1,916, $1,373 and $960, respectively, related to its discretionary contributions to this plan.

Stock Option Plans

The Company has two stock option plans (the 1994 Plan and Director Plan) whereby certain officers, directors and employees may be granted options, appreciation rights or awards related to the Company's common stock. The Board has authorized 6,100 shares to be available for grant pursuant to the 1994 Plan and 200 shares pursuant to the Director Plan.

Under the 1994 Plan, each option is to be granted at an exercise price equal to the fair market value of the common stock on the date of grant. The options generally vest ratably over a five-year or seven-year period from the date of issuance (or 100% upon death). The Company has no obligation to repurchase the options granted. Vested options terminate seven years from the date of grant.

Additional awards may be granted under the 1994 Plan in the form of cash, stock or stock appreciation rights. The stock appreciation right awards may consist of the right to receive payment in cash or common stock. Any award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives. There have been no awards of this kind under the 1994 Plan.

Under the Director Plan each option vests within one year from the date of issuance and terminates ten years from the date of issuance.

As of September 30, 1998, options to purchase 3,129 shares of common stock of the Company under both plans were outstanding as follows:


                                                                                      Exercise
                                                                                        price
                                                                      Options         per share
                                                                      -------         ---------
         Outstanding at September 30, 1995                              845        $   2.50 -  8.00

         Granted prior to stock split                                   535           16.50 - 37.50
         Effect of stock split (Note 9)                               1,237            1.25 - 18.75
         Granted                                                         22           19.25 - 20.25
         Forfeited                                                     (149)               1.25
         Exercised                                                     (297)           1.25 -  8.25
                                                                   --------

         Outstanding at September 30, 1996                            2,193            1.25 - 20.25

         Granted                                                        437           19.25 - 35.13
         Forfeited                                                      (68)           1.25 - 25.75
         Exercised                                                     (452)           1.25 - 19.25
                                                                   --------

         Outstanding at September 30, 1997                            2,110        $   1.25 - 35.13

         Granted                                                      1,842        $  24.63 - 34.63
         Forfeited                                                     (199)           1.25 - 32.88
         Exercised                                                     (624)           1.25 - 26.31
                                                                   --------

         Outstanding at September 30, 1998                            3,129
                                                                   ========

         Options vested at end of year                                  550
                                                                   ========

The two-for-one stock split resulted at the date thereof in the issuance of an additional option for each one outstanding and a 50% reduction in the exercise price for all outstanding options (Note 5).

The following table summarizes information about stock options outstanding at September 30, 1998:

                                                Outstanding                                 Exercisable
                                 ------------------------------------------          -------------------------
                                                  Average          Weighted                           Weighted
       Range of                                  remaining          average                            average
    exercise prices              Number            life              price           Number             price
    ---------------              ------         -----------       ---------          ------           --------
$1.25 - $1.25                        595           3.0            $    1.25            325             $  1.25
$4.00 - $14.00                       315           4.8                11.58            102               10.48
$17.13 - $30.63                    2,014           6.2                27.56            121               22.68
$31.25 - $35.13                      205           6.9                33.36              2               34.52
                               ---------         -----            ---------          -----             -------
$1.25 - $35.13                     3,129           5.5            $   21.33            550             $  7.77
                               =========         =====            =========          =====             =======


The Company applies APB25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for these plans. The weighted average fair values of options granted during 1998, 1997 and 1996 were $16.66, $12.50 and $6.62, respectively. Had compensation cost for the Company's option plans been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", the Company's net income for the years ended September 30, 1998 and 1997 would have been reduced by $3,101 and $2,490, respectively. Pro forma net income for the year ended September 30, 1996 would have been reduced by $636.

Diluted earnings per share for fiscal 1998 and 1997 would have been reduced by $0.16 and $0.13, respectively, and pro forma net income per share for fiscal 1996 would have been reduced by $0.04.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: expected volatility of 60%, 44% and 70%, risk-free interest rates of 5.4%, 6.3% and 6.1%, zero dividend yield and an expected life of five years in 1998 and six years in 1997 and 1996.

NOTE 7 - RELATED PARTY TRANSACTIONS:

From time to time, the Company utilizes an aircraft owned by an entity that is controlled by the principal shareholder and is charged $1.4 per hour for actual usage. Total travel expense during fiscal years ended September 30, 1998, 1997 and 1996 related to the aircraft was $424, $125 and $72.

NOTE 8 - FINANCING ARRANGEMENTS:

The Company has a number of operating lease agreements, principally for computer equipment, office space and freight operation facilities. These leases are noncancelable and expire on various dates through 2007. Following is a summary of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year:

               Year ended
              September 30,
              -------------
                  1999                                                                $     7,807
                  2000                                                                      6,988
                  2001                                                                      5,102
                  2002                                                                      2,623
                  Thereafter                                                                1,040
                                                                                      -----------
                                                                                      $    23,560
                                                                                      ===========


Rent expense under all noncancelable operating leases during 1998, 1997 and 1996 was $7,022, $4,773 and $3,062, respectively.

In January 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its recently completed Houston terminal, warehouse and headquarters facility (the Houston facility). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59 (including monthly interest costs based upon LIBOR rate plus 200 basis points) beginning July 1, 1998 through October 2, 2002 with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on October 2, 2002. The Company has an option, exercisable at any time during the lease term to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. As of September 30, 1998, the lease balance was approximately $8,500.

On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company (each, a Financed Facility). Under the terms of the master operating lease agreement, average monthly lease payments (including monthly interest costs based upon LIBOR rate plus 145 basis points) began upon the completion of the construction of each Financed Facility and will continue for a term of 52 months with a balloon payment equal to the outstanding lease balances (initially equal to the cost of the facility) due at the end of each lease term, and the Company has an option, exercisable at any time during the lease term, and under certain circumstances may be obligated, to acquire each Financed Facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and does not otherwise meet its obligations, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then fair market value of each Financed Facility within certain limits. The Company expects to begin construction of each Financed Facility prior to December 1999. As of September 30, 1998, the aggregate lease balance was approximately $750 under the master operating leases.

The Company's subsidiaries in the United Kingdom and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing certain transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At September 30, 1998 the Company was contingently liable for approximately $3 million under outstanding letters of credit and guarantees related to these obligations.

NOTE 9 - STATEMENT OF CASH FLOWS:

Following is a reconciliation of net income to net cash provided by operating activities for the years ended September 30:


                                                                               1998          1997          1996
                                                                          ----------     ----------     ----------
Reconciliation of net income to net cash provided by
  operating activities:-
   Net income                                                             $   21,032     $   16,798     $   12,426
Adjustments to reconcile net income to net cash provided
  by operating activities:
   Provision for bad debts                                                     2,036          1,447            743
   Depreciation and amortization                                               4,271          2,092          1,124
   Deferred income tax expense (benefit)                                       1,036            383             76
   Other income                                                                                 694
   Change in assets and liabilities, net of acquisitions:
      Trade accounts receivable                                              (10,347)       (24,486)       (13,727)
      Prepaid expenses and other assets                                        1,194         (1,086)          (272)
      Accounts payable and other accrued liabilities                           5,322          5,079         10,477
                                                                          ----------     ----------     ----------
        Net cash provided by operating
          activities                                                      $   24,544     $      921     $   10,847
                                                                          ==========     ==========     ==========


Supplemental information on noncash investing and financing activities:

     The exercise of employee stock options resulted in a reduction of the Company's tax liability and an increase in its additional paid-in capital of $4,693 and $4,100 in fiscal 1998 and 1997.

     A 2-for-1 stock split was paid on August 1, 1996 and resulted in a charge of $9 to common stock and retained earnings.

     A contingent payment of $1,500 was accrued at September 30, 1998 resulting in an increase in goodwill and accrued liabilities.

     Goodwill was recorded in 1998 as a result of the issuance of 28 shares of common stock, valued at $750, in connection with an acquisition.

     NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     The following is a summary of the Company's unaudited quarterly financial information for the years ended September 30, 1998 and 1997.

                                                                          Quarter Ended,
                                                    ---------------------------------------------------------------
                                                    December 31,       March 31,        June 30,      September 30,
                                                        1997             1998             1998            1998
                                                    -----------      -----------    ------------     -------------
   Revenues                                         $    97,645      $    90,544    $    107,050     $     121,844
   Operating income                                       9,349            6,064           8,472             8,335
   Income before provision for
     income taxes                                         9,654            6,532           8,958             8,852
   Net income                                             5,890            3,989           5,645             5,508
   Diluted earnings per share                              0.31            0.21            0.29              0.28


                                                                          Quarter Ended,
                                                    ---------------------------------------------------------------
                                                    December 31,       March 31,        June 30,      September 30,
                                                        1996             1997             1997            1997
                                                    -----------      -----------    ------------     -------------
   Revenues                                         $    67,586      $    61,489    $     71,301     $      91,391
   Operating income                                       7,198            4,025           6,352             8,124
   Income before provision for
     income taxes                                         7,471            4,726           6,726             8,469
   Net income                                             4,514            2,948           4,104             5,232
   Diluted earnings per share                              0.24            0.16             0.22             0.28


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is a party to various legal claims and proceedings arising in the ordinary course of business.

In December 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against the Company and certain of its subsidiaries (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). The Company continues to vigorously defend against allegations contained in the Commissioner's Charge. In the Commissioner's Charge, the EEOC charged the

Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (i) engaging in unlawful discriminatory hiring, recruiting, and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age, and gender, (ii) failures to investigate, (iii) failures to maintain proper records and (iv) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices. The Company cannot currently predict with any great degree of certainty, the length of time it will take to resolve this matter, the likely outcome of this matter or the effect of any such outcome. An adverse determination of the matters in the Commissioner's Charge would likely result in a civil action by the EEOC that could seek back pay, other compensatory damages, and punitive damages for the allegedly aggrieved persons.

                               INDEX TO EXHIBITS

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

        *10.1        1994 Long-Term Incentive Plan, as Amended and Restated (filed as Exhibit 10(ii) to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

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

        *10.6        Credit Agreement dated as of October 18, 1995 between the Company and NationsBank of Texas, N.A.
                     (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 33-
                     97606, and incorporated herein by reference).

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

         10.9        Employment Agreement dated as of September 24, 1998 between the Company and John C. McVaney.

         10.10       Employment Agreement dated as of May 19, 1998 between the Company and Ronald E. Talley.

        *10.11       Employees Stock Purchase Plan (effective July 1, 1998) (filed as Exhibit 10(i) to the Company's Quarterly
                     Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

        *10.12A      Lease and Development Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and the
                     Company (filed as Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31,
                     1996 and incorporated herein by reference).

        *10.12B      Participation Agreement dated as of January 10, 1997 among Asset XI Holdings Company, L.L.C., the Company and
                     Bank One, Texas, N.A. (filed as Exhibit 10.10B to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997).

        *10.12C      Loan Agreement dated as of January 10, 1997 between Asset XI Holdings Company, L.L.C. and Bank
                     One, Texas, N.A. (filed as Exhibit 10.10C to the Company's Annual Report on Form 10-K for the
                     fiscal year ended September 30, 1997).

        *10.13A      Master Lease and Development Agreement dated as of April 3, 1998 between Asset XVI Holdings
                     Company, L.L.C. and Eagle USA Airfreight, Inc. (filed as Exhibit 10(iii) A to the Company's Quarterly
                     Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

        *10.13B      Master Participation Agreement dated as of April 3, 1998
                     among Asset XVI Holdings Company, L.L.C., Eagle USA Airfreight, Inc. and Bank One, Texas, N.A. (filed as
                     Exhibit 10(iii) B to the Company's Quarterly Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

        *10.13C      Loan Agreement dated as of April 3, 1998 between Asset Holdings Company, L.L.C. and Bank One,
                     Texas, N.A. (filed as Exhibit 10(iii) C to the Company's Quarterly Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

        *10.13D      Appendix I to Master Participation Agreement, Master Lease and Development Agreement and Loan Agreement
                     (filed as Exhibit 10(iii) D to the Company's Quarterly Report on Form 10-Q to the quarter ended
                     June 30, 1998 and incorporated herein by reference).

         11.1        Computation of Per Share Earnings

         21          Subsidiaries of the Company

         23.1        Consent of PricewaterhouseCoopers LLP

         27.1        Financial Data Schedule

---------------------

*    Incorporated by reference as indicated.