Form 10-Q
period 1998-12-31
EAGLE USA AIRFREIGHT INC
filed 1999-02-05
CIK 1001718

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1998
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


                         COMMISSION FILE NUMBER 0-27288

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

                        TEXAS                                                 76-0094895
--------------------------------------------------------------   --------------------------------------
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

                                      NONE
       ------------------------------------------------------------------
               Former Name, Former Address and former Fiscal Year,
                          if Changed Since Last Report


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

The number of shares of the registrant's common stock as of February 1, 1999:
18,749,011 shares (net of 458,200 treasury shares)


================================================================================

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q

                                                                                                                   PAGE

PART I.   FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

  Condensed Consolidated Balance Sheet as of....................................................................     3
    December 31, 1998 (unaudited) and September 30, 1998 (audited)

  Condensed Consolidated Statement of Income for the Three......................................................     4
   Months ended December 31, 1998 and 1997 (unaudited)

  Condensed Consolidated Statement of Cash Flows for............................................................     5
    the Three Months ended December 31, 1998 and 1997 (unaudited)

  Condensed Consolidated Statement of Shareholders'.............................................................     6
    Equity for the Three Months ended December 31, 1998 (unaudited)

  Notes to Condensed Consolidated Financial Statements (unaudited)..............................................     7


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.............................................................................     9

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................    14

PART II.    OTHER INFORMATION...................................................................................    15

SIGNATURES......................................................................................................    17

INDEX TO EXHIBITS...............................................................................................    18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                         December 31,    September 30,
                                                             1998            1998
                                                         (unaudited)       (audited)
                                                         ------------    -------------

                            Assets
                            ------

Current assets:
    Cash and cash equivalents                             $  32,538       $  37,191
    Short-term investments                                   12,891          12,487
    Accounts receivable - trade, net                         79,493          69,576
    Prepaid expenses and other                                2,487           3,905
                                                          ---------       ---------
          Total current assets                              127,409         123,159
Property and equipment, net                                  23,400          21,963
Other assets                                                 10,888          11,214
                                                          ---------       ---------
                                                          $ 161,697       $ 156,336
                                                          =========       =========
              Liabilities and Shareholders' Equity
              ------------------------------------

Current liabilities:
    Accounts payable - trade                              $   6,837       $   4,542
    Accrued transportation costs                             14,914          14,014
    Accrued compensation and employee benefits               11,112          14,061
    Other current liabilities                                 7,408           4,673
                                                          ---------       ---------
          Total current liabilities                          40,271          37,290
                                                          ---------       ---------

Long-term indebtedness
                                                          ---------       ---------

Shareholders' equity:
    Preferred Stock, $0.001 par value, 10,000 shares
      authorized
    Common stock, $0.001 par value, 100,000 shares
      authorized, 18,733 and 19,125 shares outstanding           19              19
    Additional paid-in capital                               70,508          70,256
    Retained earnings                                        56,879          49,131
    Accumulated other comprehensive income                     (191)           (360)
    Treasury stock at cost                                   (5,789)
                                                          ---------       ---------
                                                            121,426         119,046
                                                          ---------       ---------
                                                          $ 161,697       $ 156,336
                                                          =========       =========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                         Three Months Ended
                                                                            December 31,
                                                                       -----------------------
                                                                          1998          1997
                                                                       ---------      --------

Revenues                                                               $ 144,876      $ 97,645
Cost of transportation                                                    81,553        53,607
                                                                       ---------      --------
                                                                          63,323        44,038
                                                                       ---------      --------
Operating expenses:
    Personnel costs                                                       31,229        23,255
    Other selling, general and administrative expenses                    19,924        11,434
                                                                       ---------      --------
                                                                          51,153        34,689
                                                                       ---------      --------
Operating income                                                          12,170         9,349
                                                                       ---------      --------
Interest income                                                              532           305
Interest expense
                                                                       ---------      --------
Nonoperating income                                                          532           305
                                                                       ---------      --------
Income before provision for income taxes                                  12,702         9,654
Provision for income taxes                                                 4,954         3,764
                                                                       ---------      --------

Net income                                                             $   7,748      $  5,890
                                                                       =========      ========

Foreign currency translation adjustments                                     169
                                                                       ---------      --------

Comprehensive income                                                   $   7,917      $  5,890
                                                                       =========      ========

Basic weighted average common shares outstanding                          18,787        18,259
                                                                       =========      ========

Diluted weighted average common and common equivalent
   shares outstanding                                                     19,170        19,049
                                                                       =========      ========

Basic earnings per share (Note 2)                                      $    0.41      $   0.32
                                                                       =========      ========

Diluted earnings per share (Note 2)                                    $    0.40      $   0.31
                                                                       =========      ========


       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    Three Months Ended
                                                                        December 31,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------

Cash flows from operating activities                              $  5,674       $  2,117
                                                                  --------       --------
Cash flows from investing activities:
    Purchase of investments                                         (2,350)
    Maturity of investments                                          1,946
    Acquisition of property and equipment, net                      (2,751)        (1,182)
    Payment of contingent consideration                             (1,500)
    Other                                                             (104)           (43)
                                                                  --------       --------
          Net cash used by investing activities                     (4,759)        (1,225)
                                                                  --------       --------
Cash flows from financing activities:
    Proceeds from exercise of stock options                             52            175
    Purchase of treasury stock                                      (5,789)
                                                                  --------       --------
         Net cash provided (used) by financing activities           (5,737)           175
                                                                  --------       --------
Effect of foreign currency translation on cash                         169
                                                                  --------       --------
Net increase (decrease) in cash and cash equivalents                (4,653)         1,067
Cash and cash equivalents, beginning of period                      37,191         25,107
                                                                  --------       --------

Cash and cash equivalents, end of period                          $ 32,538       $ 26,174
                                                                  ========       ========



       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                         ACCUMULATED
                                         COMMON STOCK     ADDITIONAL                       OTHER
                                      -----------------    PAID-IN        RETAINED      COMPREHENSIVE      TREASURY
                                       SHARES   AMOUNT     CAPITAL        EARNINGS         INCOME         STOCK          TOTAL
                                       ------  -------    ----------    -----------   ---------------   -----------     -------

Balance at September 30, 1998          19,125  $    19    $  70,256      $ 49,131          $ (360)                     $ 119,046

Exercise of stock options                  41                    52                                                           52

Tax benefit from exercise of stock
options                                                         200                                                          200

Foreign currency translation
adjustments                                                                                   169                            169

Shares repurchased at cost               (433)                                                           $ (5,789)        (5,789)

Net income                                                                  7,748                                          7,748
                                      -------  -------    ---------      --------          ------        --------      ---------

Balance at December 31, 1998           18,733  $    19    $  70,508      $ 56,879          $ (191)       $ (5,789)     $ 121,426
                                      =======  =======    =========      ========          ======        ========      =========



       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

         The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at December 31, 1998 and the results of its operations for the three months ended December 31, 1998 and 1997. Results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.

NOTE 1-  ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

         Eagle USA Airfreight, Inc. (the Company) is a worldwide logistics company. The Company maintains operating facilities throughout the United States, Mexico, Canada, Hong Kong, and the United Kingdom, as well as a worldwide network of exclusive and nonexclusive agents. The Company operates in one principal industry segment.

         On January 30, 1998, the Company completed an underwritten secondary public offering of 2,012,500 shares of its Common Stock at a price to the public of $27.75 per share. The Company did not receive any of the proceeds from the sale of 1,750,000 of these shares sold by James R. Crane, the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company sold 262,500 of the offered shares and the net proceeds received by the Company after deducting underwriting discounts and commissions and offering expenses were $6.6 million and will be used for general corporate purposes.

         On April 3, 1998, the Company acquired substantially all of the operating assets and assumed certain liabilities of Eagle Transfer, Inc.
("Eagle Companies"), a privately-held international freight forwarder/consolidator based in Miami, Florida. Despite the similarity in names, the Company and Eagle Companies have had no prior affiliation. On April 14, 1998, the Company acquired all of the outstanding stock of S. Boardman (Air Services) Limited, a privately-held full services forwarder based in London, England. The aggregate purchase price for the two 1998 acquisitions was approximately $5.4 million, including $4.3 million in cash plus 27,999 shares of Common Stock, valued at $750. The agreements also specify maximum contingent earnout payments in the aggregate of $2.0 million in cash plus $2.3 million in common stock, if certain performance benchmarks are met over each of the next three years. The acquisitions were accounted for as purchases; accordingly, in each case the purchase price was allocated based upon the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statement of income from the acquisition date forward.

         In September and October 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock in the open market. As of December 31, 1998, the Company had purchased 433,200 shares of common stock. Such shares are held in treasury.

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

         The computation of basic and diluted earnings per share are as follows:

                                                      Quarter Ended December 31,
                                                      --------------------------
                                                         1998            1997
                                                      --------         ---------

Net income                                            $  7,748         $ 5,890

Shares used in basic calculation:
   Weighted average shares outstanding                  18,787          18,259
                                                      --------         -------
         Total basic shares                             18,787          18,259

Additional shares for diluted computation:
     Effect of stock options                               383             790
                                                      --------         -------
               Total diluted shares                     19,170          19,049
                                                      ========         =======

Basic earnings per share                              $   0.41         $  0.32
                                                      ========         =======

Diluted earnings per share                            $   0.40         $  0.31
                                                      ========         =======


NOTE 3- NEW ACCOUNTING PRONOUNCEMENTS:

         On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's only component of other comprehensive income is foreign currency translation adjustments. The Company's cumulative translation adjustments are now characterized as accumulated other comprehensive income.

         SFAS 131 requires that companies report separately, in the financial statements, financial and descriptive information about operating segments, if applicable. During the quarter ended December 31, 1998, the Company's operating segments which are not domiciled in the United States did not represent, in the aggregate, more than 10% of the revenues, net income, or assets of the combined amounts for all operating segments.

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

General

         The Company's revenues have increased to $417.1 million in the fiscal year ended September 30, 1998 from $185.4 million in the fiscal year ended September 30, 1996, and its operating income has increased to $32.2 million in fiscal 1998 from $17.8 million in fiscal 1996. The Company's recent growth has been generated almost exclusively by increasing the number of terminals operated by the Company and growth in revenue produced by existing terminals. The opening of a new terminal generally has an initial negative impact on profitability due to operating losses of the new terminal. The opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers. Historically, the Company's operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis. The second quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest.

        The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher absolute revenues per shipment than domestic shipments. The Company anticipates that the costs of transportation per shipment for international freight will be higher than for domestic freight as a percentage of such revenues, resulting in lower gross margins than domestic shipments; however, the Company does not expect its operating expenses to increase in proportion to such revenues. In April 1998, the Company expanded its international operations through the acquisition of the operations of Eagle Transfer, Inc. and of S. Boardman (Air Services Limited). Additionally, in October 1998, the Company commenced operations in Hong Kong. The Company also intends to continue the growth of its local pick-up and delivery operations. By providing local pick-up and delivery services with respect to shipments for which it is the freight forwarder, the Company has been able to increase its gross margin with respect to such shipments because it captures margins which were previously paid to third parties. However, the Company's local pick-up and delivery services provided to other (non-forwarding) customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

Three Months Ended December 31, 1998 compared to the Three Months Ended December 31, 1997

        Revenues increased 48.4% to $144.9 million in the first three months of fiscal 1999 from $97.6 in the same period of fiscal 1998 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets, the addition of significant national account customers and the effect of two acquisitions. Operating data for the period were as follows:

                           EAGLE USA AIRFREIGHT, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)



                                                                                 Three Months Ended December 31,
                                                                                 -------------------------------
                                                                                    1998                  1997
                                                                                    ----                  ----

        Freight forwarding terminals at end of period                                  72                  60
        Local delivery locations at end of period                                      66                  49
        Freight forwarding shipments                                              319,364             236,495
        Average weight (lbs.) per freight forwarding shipment                         700                 599

        For those freight forwarding terminals opened as of the beginning of fiscal 1998 (60 terminals), revenues increased 37.2% to $123.3 million for the three months ended December 31, 1998 from $89.9 million for the three months ended December 31, 1997.

        Revenues for the three months ended December 31, 1998 were comprised of $133.3 million of forwarding revenues and $11.6 million of local pick and delivery revenues, as compared to $91.3 million and $6.3 million, respectively, for the three months ended December 31, 1997.

        Cost of transportation increased during the quarter as a percentage of revenues to 56.3% from 54.9% in the comparable period in fiscal 1998. The increase was primarily attributable to increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 52.1% to $81.6 million in the fiscal 1999 quarter from $53.6 million in the fiscal 1998 quarter as a result of increases in air freight shipped. Gross margin decreased to 43.7% in the first quarter of fiscal 1999 from 45.1% in the same period in fiscal 1998. The primary reasons for the margin decline were increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Gross profit increased 43.8% to $63.3 million in the first quarter of fiscal 1999 from $44.0 million in the same period in fiscal 1998.

        Operating expenses decreased as a percentage of revenues to 35.3% in the first three months of fiscal 1999 from 35.5% for the same period in fiscal 1998. The $16.5 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 21.6% in the first three months of fiscal 1999 from 23.8% in the same period in fiscal 1998, and increased in absolute terms by 34.3% to $31.2 million due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for expected growth during fiscal 1999. Other selling, general and administrative expenses increased as a percentage of revenues to 13.8% in the first quarter of fiscal 1999 from 11.7% in the first quarter of fiscal 1998, and increased in absolute terms by 74.3% to $19.9 million in the fiscal 1999 period from $11.4 million in the fiscal 1998 period. In the first quarter of fiscal 1999, selling expenses as a percentage of revenues decreased by 0.4% and other general and administrative expenses as a percentage of revenues increased by 2.5% compared to the first quarter of fiscal 1998. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1999 period, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facility and increased professional fees.

                           EAGLE USA AIRFREIGHT, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)



        Operating income increased 30.2% to $12.2 million in the first quarter of fiscal 1999 from $9.3 million in the comparable period in fiscal 1998. Operating margin for the quarter ended December 31, 1998 was 8.4%, down from 9.6% for the three months ended December 31, 1997 primarily due to the increased cost of transportation and the increases in other general and administrative expenses described above. Interest income increased to $532,000 from $305,000 as a result of increased levels of investments due to increased amounts of short-term investments from the Company's public offerings.

        Income before provision for income taxes increased 31.6% to $12.7 million in the first quarter of fiscal 1999 from $9.7 million in the comparable period of fiscal 1998. Provision for income taxes increased 31.6% to $5.0 million for the three months ended December 31, 1998 from $3.8 for the three months ended December 31, 1997. Net income increased 31.5% to $7.7 million in the first quarter of fiscal 1999 from net income of $5.9 million in the same period in fiscal 1998. Diluted earnings per share increased 29.0% to $0.40 per share for the quarter ended December 31, 1998 from $0.31 in the same period in fiscal 1998.

        These strong first quarter results currently place the Company ahead of the pace that would be necessary to achieve its fiscal 1999 target revenue range of $530-$550 million and target 20% earnings per share growth, as described in the Company's September 8, 1998 press release; therefore, the Company is withdrawing these previously announced targets.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash and short-term investments decreased $4.3 million to $45.4 million at December 31, 1998 from $49.7 million at September 30, 1998. At December 31, 1998, the Company had working capital of $87.1 million and a current ratio of 3.16 compared to working capital of $85.9 million and a current ratio of 3.30 at September 30, 1998. The Company's working capital has increased during this period primarily as a result of profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the period ended December 31, 1998 were approximately $2.8 million. The Company believes that cash flow from operations and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

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

        On September 28, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares (subsequently increased to one million shares) of its Common Stock. As of December 31, 1998, 433,200 shares had been repurchased by the Company, all of which repurchases occurred in fiscal 1999. The total cost of the share repurchases as of such date was approximately $5.8 million. The Company's current intent is that future repurchases will be in the approximate amount of shares issued in connection with the exercise of stock options.

        The Company's subsidiaries in the United Kingdom and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing certain transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At December 31, 1998, the Company was contingently liable for approximately $3.0 million under outstanding letters of credit and guarantees related to these obligations.

                           EAGLE USA AIRFREIGHT, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)



        As of December 31, 1998, the Company had outstanding non-qualified stock options to purchase an aggregate of 3,175,879 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $1.25 to $35.125). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the three months ended December 31, 1998 of non-qualified stock options to purchase an aggregate of 41,406 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $523,000. The Company realized a tax benefit of approximately $200,000 with respect to the three months ended December 31, 1998, accordingly, the Company recorded an increase in additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

        On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the "Houston facility"). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000 (including monthly interest costs based upon LIBOR rate plus 145 basis points) beginning on July 1, 1998 through October 2, 2002 with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on October 2, 2002. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and is not otherwise required to acquire the facility, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. The Company expects that the amount of any such deficiency payment, if made, would be expensed. As of December 31, 1998, the lease balance was approximately $8.4 million.

        On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company (each, a "Financed Facility"). Under the terms of the master operating lease agreement, average monthly lease payments (including monthly interest costs based upon LIBOR rate plus 145 basis points) began upon the completion of the construction of each Financed Facility and will continue for a term of 52 months with a balloon payment equal to the outstanding lease balances (initially equal to the cost of the facility) due at the end of each lease term. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire each Financed Facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and does not otherwise meet its obligations, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each Financed Facility within certain limits. The Company expects that the amount of any such deficiency payment, if made, would be expensed. The Company expects to begin construction of each Financed Facility prior to December 1999. As of December 31, 1998, the aggregate lease balance was approximately $750,000 under the master operating lease agreement.

                           EAGLE USA AIRFREIGHT, INC.
    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (CONTINUED)



        On August 6, 1998, the Company entered into a commitment of approximately $3.0 million for the construction of an additional terminal and warehouse facility located at its Houston headquarters. Payment for the construction of the facility is being made from cash balances. As of December 31, 1998, the Company had paid approximately $756,000 of the commitment. Construction of the facility is estimated to be completed during fiscal year 1999.

        The Securities and Exchange Commission has published guidance regarding the effect of "Year 2000" issues on companies. The "Year 2000" (or Y2K) problem arose because some computer programs used only the last two digits of a year to refer to a date, causing them to not properly recognize a year that does not begin with "19".

        The Company has completed its initial assessment of possible exposure of Y2K issues. The Company believes that its primary operating and accounting information systems are and have always been compliant with the century factor. To date, the Company has not identified any non-information technology systems that use embedded technology on which it relies. Based upon the Company's assessment of its relationship with vendors, suppliers, customers and banks, the Company is not aware of situations where material disruptions of its business activities are likely to occur because of Year 2000 non-compliance by third parties.

        The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on representations from third parties with which the Company has business relationships and has not independently verified these representations. With respect to the Company's internal systems, the Company has conducted tests of its critical processes. There can be no assurance that these representations will prove accurate or that the tests have been subjected to a sufficient sample of conditions.

        A Year 2000 failure could result in a business disruption that adversely effects the Company's business, financial condition or results of operations. For example, if a Year 2000 failure causes insufficient air lift to be available to the Company, the Company's air freight forwarding operations would be curtailed and the Company might also be unable to provide sufficient alternative services such as ground, rail or ocean cargo capacity to meet expected levels of operations. There can be no assurance that the global transportation industry and regulatory authorities, including but not limited to the United States Department of Transportation and related agencies, will not be affected in a way that negatively affects the Company's business, results of operations or financial condition. The Company is unable to determine the potential business interruption costs which might be incurred as a result of Y2K issues, including the costs if the cargo capacity of airline, truck, rail and ocean vessels is insufficient to meet the Company's then operating requirements in any of its geographic regions. The Company is currently exploring risk management alternatives with respect to possible business interruption which may result if certain of the Company's critical vendors and suppliers are not ready for the Y2K problem by January 1, 2000 and it is expected that such plans will continue through the Year 2000.

        The Company's internal Y2K assessment is largely complete; however, the Company's assessment Y2K issues caused by its relationships with third parties is expected to continue until and through the year 2000. The Company has not to date expended and does not currently plan to expend any significant amount of funds for Y2K issues. Despite the Company's assessment to date, there can be no assurance as to the ultimate effect that the Y2K issues will have on the Company.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company currently does not have any outstanding short-term or long-term debt instruments as of December 31, 1998. Accordingly, the Company does not have market risk related to interest rates. However, the Company's lease payments on certain financed facilities are tied to market interest rates. At December 31, 1998, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income for the fiscal year ending September 30, 1999.

        The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada, Mexico and Hong King operations, as a result of transactions in foreign markets. At December 31, 1998, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these operations are denominated would not have a material impact on operating income for the fiscal year ending September 30, 1999.

        The Company has not purchased futures contracts nor has it purchased or held any derivative financial instruments for trading purposes during the fiscal quarter ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS
ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS, NONE
ITEM 3.       DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4.       SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS, NONE
ITEM 5.       OTHER INFORMATION

           FORWARD LOOKING STATEMENTS

           The statements contained in all parts of this document, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth; future marketing; construction of new facilities; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of offering proceeds; fluctuations in currency valuations; fluctuations in interest rates; future share repurchases; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; effects of the Year 2000 issue; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this documents, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; risk of international operations; risks relating to acquisition; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K:

                (A) EXHIBITS.

                  *3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998).

                  *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

                  11       Computation of Per Share Earnings.

                  27       Financial Data Schedule

------------------
*        Incorporated by reference as indicated.


                (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED
                    DECEMBER 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               EAGLE USA AIRFREIGHT, INC.
                                            -----------------------------------
                                                      (Registrant)


Date:       February 5, 1999                BY:  /s/ James R. Crane
         ------------------------------          ------------------------------
                                                 James R. Crane
                                                 President


Date:       February 5, 1999                BY:  /s/ Douglas A. Seckel
         ------------------------------          ------------------------------
                                                 Douglas A. Seckel
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBITS                                    DESCRIPTION
--------                                    -----------


*3(i)        Second Amended and Restated Articles of Incorporation of the Company, as amended
             (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998).

*3(ii)       Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's
             Registration Statement on Form S-1 (Registration No. 33-97606)).

11           Computation of Per Share Earnings.

27           Financial Data Schedule

------------------
*Incorporated by reference as indicated.