Form 10-Q
period 1999-03-31
EAGLE USA AIRFREIGHT INC
filed 1999-05-14
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended MARCH 31, 1999
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from      to
                                               ----    ----


                         COMMISSION FILE NUMBER 0-27288

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

                 TEXAS                                      76-0094895
     ---------------------------------                -----------------------
       (State or Other Jurisdiction                      (I.R.S. Employer
     of Incorporation or Organization)                Identification Number)


                    15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                 (281) 618-3100
    -------------------------------------------------------------------------
    (Address of Principal Executive Offices, Including Registrant's Zip Code,
                   and Telephone Number, Including Area Code)

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

The number of shares of the registrant's common stock as of May 7, 1999:
18,881,877 shares (net of 558,558 treasury shares).


================================================================================

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q


                                                                                          PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of  March 31, 1999 (unaudited)
  and September 30, 1998 (audited)...................................................       3

Condensed Consolidated Statement of Income and Comprehensive Income for the
  Six Months ended March 31, 1999 and 1998 (unaudited)...............................       4

Condensed Consolidated Statement of Income and Comprehensive Income for the
  Three Months ended March 31, 1999 and 1998 (unaudited).............................       5

Condensed Consolidated Statement of Cash Flows for the Six Months ended
  March 31, 1999 and 1998 (unaudited)................................................       6

Condensed Consolidated Statement of Shareholders' Equity for the
  Six Months ended March 31, 1999 (unaudited)........................................       7

Notes to Condensed Consolidated Financial Statements (unaudited).....................       8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS......................................................      10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................      15

PART II.  OTHER INFORMATION..........................................................      16

SIGNATURES...........................................................................      18

INDEX TO EXHIBITS....................................................................      19

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                           March 31,    September 30,
                                                                             1999           1998
                                                                          (unaudited)     (audited)
                                                                          -----------   -------------
                           Assets
Current assets:
     Cash and cash equivalents                                             $  38,076      $  37,191
     Short-term investments                                                   10,978         12,487
     Accounts receivable - trade, net                                         76,516         69,576
     Prepaid expenses and other                                                7,226          3,905
                                                                           ---------      ---------
             Total current assets                                            132,796        123,159
Property and equipment, net                                                   25,087         21,963
Other assets                                                                  10,932         11,214
                                                                           ---------      ---------
                                                                           $ 168,815      $ 156,336
                                                                           =========      =========

             Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable - trade                                              $   6,010      $   4,542
     Accrued transportation costs                                             15,684         14,014
     Accrued compensation and employee benefits                               14,696         14,061
     Other current liabilities                                                 6,943          4,673
                                                                           ---------      ---------
             Total current liabilities                                        43,333         37,290
                                                                           ---------      ---------

Long-term indebtedness
                                                                           ---------      ---------
Shareholders' equity:
     Preferred Stock, $0.001 par value, 10,000 shares
       authorized
     Common Stock, $0.001 par value, 100,000 shares
       authorized, 18,732 and 19,125 shares issued and outstanding                19             19
     Additional paid-in capital                                               72,297         70,256
     Retained earnings                                                        62,412         49,131
     Accumulated other comprehensive loss                                        (43)          (360)
     Treasury stock at cost                                                   (9,203)
                                                                           ---------      ---------
                                                                             125,482        119,046
                                                                           ---------      ---------
                                                                           $ 168,815      $ 156,336
                                                                           =========      =========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    Six Months Ended
                                                                       March 31,
                                                                  ---------------------
                                                                    1999         1998
                                                                  --------     --------
Revenues                                                          $278,598     $188,189
Cost of transportation                                             157,322      104,182
                                                                  --------     --------
                                                                   121,276       84,007
                                                                  --------     --------
Operating expenses:
     Personnel costs                                                61,943       44,936
     Other selling, general and administrative expenses             38,802       23,658
                                                                  --------     --------
                                                                   100,745       68,594
                                                                  --------     --------
Operating income                                                    20,531       15,413
                                                                  --------     --------
Interest and other income                                            1,183          773
Interest expense
                                                                  --------     --------
Nonoperating income                                                  1,183          773
                                                                  --------     --------
Income before provision for income taxes                            21,714       16,186
Provision for income taxes                                           8,433        6,307
                                                                  --------     --------
Net income                                                          13,281        9,879
Other comprehensive income, net of tax:
Gain on foreign currency translation                                   193
                                                                  --------     --------
Comprehensive income                                              $ 13,474     $  9,879
                                                                  ========     ========

Basic weighted average common shares outstanding                    18,752       18,418
                                                                  ========     ========
Diluted weighted average common and common equivalent
   shares outstanding                                               19,186       19,156
                                                                  ========     ========

Basic earnings per share (Note 2)                                 $   0.71     $   0.54
                                                                  ========     ========

Diluted earnings per share (Note 2)                               $   0.69     $   0.52
                                                                  ========     ========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                    Three Months Ended
                                                                       March 31,
                                                                  ---------------------
                                                                    1999         1998
                                                                  --------     --------
Revenues                                                          $133,722     $ 90,544
Cost of transportation                                              75,769       50,575
                                                                  --------     --------
                                                                    57,953       39,969
                                                                  --------     --------
Operating expenses:
     Personnel costs                                                30,714       21,681
     Other selling, general and administrative expenses             18,878       12,224
                                                                  --------     --------
                                                                    49,592       33,905
                                                                  --------     --------
Operating income                                                     8,361        6,064
                                                                  --------     --------
Interest and other income                                              651          468
Interest expense
                                                                  --------     --------
Nonoperating income                                                    651          468
                                                                  --------     --------
Income before provision for income taxes                             9,012        6,532
Provision for income taxes                                           3,479        2,543
                                                                  --------     --------
Net income                                                           5,533        3,989
Other comprehensive income, net of tax:
Gain on foreign currency translation                                    90
                                                                  --------     --------
Comprehensive income                                              $  5,623     $  3,989
                                                                  ========     ========

Basic weighted average common shares outstanding                    18,716       18,580
                                                                  ========     ========

Diluted weighted average common and common equivalent
     shares outstanding                                             19,193       19,261
                                                                  ========     ========

Basic earnings per share (Note 2)                                 $   0.30     $   0.21
                                                                  ========     ========

Diluted earnings per share (Note 2)                               $   0.29     $   0.21
                                                                  ========     ========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                             Six Months Ended
                                                                March 31,
                                                          ----------------------
                                                            1999          1998
                                                          --------      --------
Cash flows from operating activities                      $ 14,912      $ 15,751
                                                          --------      --------
Cash flows from investing activities:
     Purchase of investments                                (4,806)       (5,499)
     Maturity of investments                                 6,315
     Acquisition of property and equipment, net             (5,779)       (4,419)
     Payment of contingent consideration                    (1,500)
     Other                                                    (136)          (43)
                                                          --------      --------
          Net cash used by investing activities             (5,906)       (9,961)
                                                          --------      --------
Cash flows from financing activities:
     Issuance of common stock, net of related costs             51         6,701
     Proceeds from exercise of stock options                   777         2,209
     Purchase of treasury stock                             (9,266)
                                                          --------      --------
          Net cash provided (used) by financing
            activities                                      (8,438)        8,910
                                                          --------      --------
Effect of foreign currency translation on cash                 317
                                                          --------      --------
Net increase in cash and cash equivalents                      885        14,700
Cash and cash equivalents, beginning of period              37,191        25,107
                                                          --------      --------

Cash and cash equivalents, end of period                  $ 38,076      $ 39,807
                                                          ========      ========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                   ACCUMULATED
                                     COMMON STOCK     ADDITIONAL                     OTHER
                                    --------------     PAID-IN       RETAINED     COMPREHENSIVE       TREASURY
                                    SHARES  AMOUNT     CAPITAL       EARNINGS      INCOME (LOSS)        STOCK          TOTAL
                                    ------  ------    ----------     --------     --------------      --------       --------
Balance at September 30, 1998       19,125  $   19    $   70,256     $ 49,131     $         (360)                    $119,046

Exercise of stock options              166                   777                                                          777

Issuance of shares under stock
purchase plan                            4                   (12)                                     $     63             51

Purchase of treasury stock            (563)                                                             (9,266)        (9,266)

Tax benefit from exercise of stock
options                                                    1,276                                                        1,276

Net income                                                             13,281                                          13,281

Foreign currency translation
adjustments                                                                                  317                          317
                                    ------  ------    ----------     --------     --------------      --------       --------



Balance at March 31, 1999           18,732  $   19    $   72,297     $ 62,412     $          (43)     $ (9,203)      $125,482
                                    ======  ======    ==========     ========     ==============      ========       ========


      See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

           The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at March 31, 1999 and the results of its operations for the six and three months ended March 31, 1999 and 1998. Results of operations for the six and three months ended March 31, 1999 are not necessary indicative of the results that may be expected for the fiscal year ending September 30, 1999.

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

           In September and October 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock in the open market. As of March 31, 1999, the Company had repurchased 563,200 shares of common stock (4,642 shares of which were subsequently resold pursuant to the Company's employee stock purchase plan). Such shares are held in treasury.

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

           The computation of basic and diluted earnings per share are as follows:

                                               Six Months Ended March 31,
                                             -----------------------------
                                               1999                  1998
                                             --------              -------
Net income                                   $ 13,281              $ 9,879

Shares used in basic calculation:
  Weighted average shares outstanding          18,752               18,418
                                             --------              -------
     Total basic shares                        18,752               18,418

Additional shares for diluted computation:
  Effect of stock options                         434                  738
                                             --------              -------
     Total diluted shares                      19,186               19,156
                                             ========              =======

Basic earnings per share                     $   0.71              $  0.54
                                             ========              =======

Diluted earnings per share                   $   0.69              $  0.52
                                             ========              =======

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

         For the six months ended March 31, 1999, the effect of stock options was calculated assuming exercise of options for 3,097,097 shares of common stock at prices ranging from $1.25 to $35.13 per share and assumed repurchase of shares at the average market price per share of $21.83 computed as of the beginning of the period using the treasury stock method. For the six months ended March 31, 1998, the effect of stock options was calculated assuming exercise of options for 3,152,111 shares of common stock at prices ranging from $1.25 to $35.13 per share and assumed repurchase of shares at the average market price per share of $29.55 computed as of the beginning of the period using the treasury stock method.

                                                   Quarter Ended March 31,
                                                 ---------------------------
                                                   1999               1998
                                                 --------           --------
Net income                                       $  5,533           $  3,989
Shares used in basic calculation:
  Weighted average shares outstanding              18,716             18,580
                                                 --------           --------
     Total basic shares                            18,716             18,580

Additional shares for diluted computation:
  Effect of stock options                             477                681
                                                 --------           --------
     Total diluted shares                          19,193             19,261
                                                 ========           ========

Basic earnings per share                         $   0.30           $   0.21
                                                 ========           ========

Diluted earnings per share                       $   0.29           $   0.21
                                                 ========           ========


         For the three months ended March 31, 1999, the effect of stock options was calculated assuming exercise of options for 3,097,097 shares of common stock at prices ranging from $1.25 to $35.13 per share and assumed repurchase of shares at the average market price per share of $26.92 computed as of the beginning of the period using the treasury stock method. For the three months ended March 31, 1998, the effect of stock options was calculated assuming exercise of options for 3,152,111 shares of common stock at prices ranging from $1.25 to $35.13 per share and assume repurchase of shares at the average market price per share of $28.53 computed as of the beginning of the period using the treasury stock method.


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

         On October 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's only component of other comprehensive income is foreign currency translation adjustments. The Company's cumulative translation adjustments are now characterized as accumulated other comprehensive income or loss.

         SFAS 131 requires that companies report separately, in the financial statements, financial and descriptive information about operating segments, if applicable. During the six and three months ended March 31, 1999, the Company's geographics segments which are not domiciled in the United States did not represent, in the aggregate, more than 10% of the revenues, net income, or assets of the combined amounts for all geographics segments.

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

         The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher absolute revenues per shipment than domestic shipments. The Company anticipates that the cost of transportation per shipment for international freight will be higher than for domestic freight as a percentage of such revenues, resulting in lower gross margins than domestic shipments; however, the Company does not expect its operating expenses to increase in proportion to such revenues. In April 1998, the Company expanded its international operations through the acquisition of the operations of Eagle Transfer, Inc. and of S. Boardman (Air Services Limited). Additionally, in October 1998, the Company commenced operations in Hong Kong. The Company also intends to continue the growth of its local pick-up and delivery operations. By providing local pick-up and delivery services with respect to shipments for which it is the freight forwarder, the Company has been able to increase its gross margin with respect to such shipments because it captures margins which were previously paid to third parties. However, the Company's local pick-up and delivery services provided to other (non-forwarding) customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

Six Months Ended March 31, 1999 compared to Six Months Ended March 31, 1998

         Revenues increased 48.0% to $278.6 million in the first six months of fiscal 1999 from $188.2 million in the same period of fiscal 1998 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets, the addition of significant national account customers and the effect of two acquisitions.

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

         Operating data for the period were as follows:

                                                                     Six Months Ended March 31,
                                                                     --------------------------
                                                                     1999                  1998
                                                                     ----                  ----
         Freight forwarding terminals at end of period                 74                    60
         Local delivery locations at end of period                     67                    54
         Freight forwarding shipments                             643,763               476,856
         Average weight (lbs.) per freight forwarding shipment        651                   577

         For those freight forwarding terminals opened as of the beginning of fiscal 1998 (60 terminals), revenues increased 39.1% to $236.0 million for the six months ended March 31, 1999 from $169.7 million for the six months ended March 31, 1998.

         Revenues for the six months ended March 31, 1999 were comprised of $254.8 million of forwarding revenues and $23.8 million of local pick-up and delivery revenues, as compared to $173.9 million and $14.3 million, respectively, for the six months ended March 31, 1998.

         Cost of transportation increased during the first six months as a percentage of revenues to 56.5% from 55.4% in the comparable period in fiscal 1998. The increase was primarily attributable to increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 51.0% to $157.3 million for the six months ended March 31, 1999 from $104.2 million in the same period in fiscal 1998 as a result of increases in air freight shipped. Gross margin decreased to 43.5% in the first six months of fiscal 1999 from 44.6% in the same period in fiscal 1998. The primary reasons for the margin decline were increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Gross profit increased 44.4% to $121.3 million in first six months of fiscal 1999 from $84.0 million in the same period in fiscal 1998.

         Operating expenses decreased as a percentage of revenues to 36.2% in the first six months of fiscal 1999 from 36.5% for the same period in fiscal 1998. The $32.2 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 22.2% in the first six months of fiscal 1999 from 23.9% in the same period in fiscal 1998 due primarily to controlled headcount growth, and increased in absolute terms by 37.8% to $61.9 million due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for expected growth during fiscal 1999. Other selling, general and administrative expenses increased as a percentage of revenues increased to 13.9% in the first six months of fiscal 1999 from 12.6% for the same period of fiscal 1998, and increased in absolute terms by 64.0% to $38.8 million in the fiscal 1999 period from $23.7 million in the fiscal 1998 period. In the first six months of fiscal 1999, selling expenses as a percentage of revenues decreased by 0.3% and other general and administrative expenses as a percentage of revenues increased by 1.6% compared to the same period of fiscal 1998. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1999 period, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facility and increased professional fees.

         Operating income increased 33.2% to $20.5 million in the first six months of fiscal 1999 from $15.4 million in the comparable period in fiscal 1998. Operating margin for the six months ended March 31, 1999 was 7.4% down from 8.2% for the six months ended March 31, 1998 primarily due to the increased cost of transportation and the increases in other general and administrative expenses described above. Interest income increased to $1.2 million from $773,000 as a

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

result of increased levels of investments due to increased cash balances from results of operations.

         Income before provision for income taxes increased 34.2% to $21.7 million in the first six months of fiscal 1999 from $16.2 million in the comparable period of fiscal 1998. Provision for income taxes increased 33.7% to $8.4 million for the six months ended March 31, 1999 from $6.3 million for the six months ended March 31, 1998. Net income increased 34.4% to $13.3 million in the first six months of fiscal 1999 from net income of $9.9 million in the same period in fiscal 1998. Diluted earnings per share increased 32.7% to $0.69 per share for the six months ended March 31, 1999 from $0.52 in the same period in fiscal 1998.

Three Months Ended March 31, 1999 compared to the Three Months Ended March 31, 1998

         Revenues increased 47.7% to $133.7 million in the second quarter of fiscal 1999 from $90.5 million in the same period of fiscal 1998 primarily due to increases in the number of shipments and the total weight of cargo shipped, which in turn resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets, the addition of significant national account customers and the effect of two acquisitions.

         Operating data for the period were as follows:

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                                1999                    1998
                                                                                ----                    ----
         Freight forwarding terminals at end of period                            74                     60
         Local delivery locations at end of period                                67                     54
         Freight forwarding shipments                                        324,399                240,361
         Average weight (lbs.) per freight forwarding shipment                   634                    555

         For those freight forwarding terminals opened as of the beginning of fiscal 1998 (60 terminals), revenues increased 40.9% to $112.7 million for the three months ended March 31, 1999 from $80.0 million for the three months ended March 31, 1998.

         Revenues for the three months ended March 31, 1999 were comprised of $121.5 million of forwarding revenues and $12.2 million of local pick-up and delivery revenues, as compared to $82.6 million and $7.9 million, respectively, for the three months ended March 31, 1998.

         Cost of transportation increased during the quarter as a percentage of revenues to 56.7% from 55.9% in the comparable period in fiscal 1998. The increase was primarily attributable to increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 49.8% to $75.8 million in the fiscal 1999 quarter from $50.6 million in fiscal 1998 as a result of increases in air freight shipped. Gross margin decreased to 43.3% in the second quarter of fiscal 1999 from 44.1% in the same period in fiscal 1998. The primary reasons for the margin decline were increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Gross profit increased 45.0% to $58.0 million in the second quarter of fiscal 1999 from $40.0 million in the same period in fiscal 1998.

         Operating expenses decreased as a percentage of revenues to 37.1% in the second quarter of fiscal 1999 from 37.5% for the same period in fiscal 1998. The $15.7 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 23.0% in the second quarter of fiscal 1999 from 24.0% in the same period in fiscal 1998 due primarily to controlled headcount growth, and increased in absolute terms by 41.7% to $30.7 million due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased revenues, which resulted in an increase in commissions and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the staff at its terminals and to prepare for expected growth during fiscal 1999. Other selling, general and administrative expenses increased as a percentage of revenues to 14.1% in the second quarter of fiscal 1999 from 13.5% in the second quarter of fiscal 1998, and increased in absolute terms by 54.4% to $18.9 million in the fiscal 1999 period from $12.2 million in the fiscal 1998 period. In the second quarter of fiscal 1999, selling expenses as a percentage of revenues decreased by 0.1% and other general and administrative expenses as a percentage of revenues increased by 0.7% compared to the second quarter of fiscal 1998. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1999 period, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facility and increased professional fees.

         Operating income increased 37.9% to $8.4 million in the second quarter of fiscal 1999 from $6.1 million in the comparable period in fiscal 1998. Operating margin for the quarter ended March 31, 1999 was 6.3% down from 6.7% for the three months ended March 31, 1998 primarily due to the increased cost of transportation and the increases in other general and administrative expenses described above. Interest income increased to $563,000 from $468,000 as a result of increased levels of investments due to increased cash balances from results of operations.

         Income before provision for income taxes increased 38.0% to $9.0 million in the second quarter of fiscal 1999 from $6.5 million in the comparable period of fiscal 1998. Provision for income taxes increased 36.8% to $3.5 million for the three months ended March 31, 1999 from $2.5 million for the three months ended March 31, 1998. Net income increased 38.7% to $5.5 million in the second quarter of fiscal 1999 from net income of $4.0 million in the same period in fiscal 1998. Diluted earnings per share increased 38.1% to $0.29 per share for the quarter ended March 31, 1999 from $0.21 in the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments decreased $624,000 to $49.1 million at March 31, 1999 from $49.7 million at September 30, 1998. At March 31, 1999, the Company had working capital of $89.5 million and a current ratio of 3.06 compared to working capital of $85.9 million and a current ratio of 3.30 at September 30, 1998. The Company's working capital has increased during this period primarily as a result of profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the six months ended March 31, 1999 were approximately $5.8 million. The Company believes that cash flow from operations and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

         Other than its initial and 1997 and 1998 public offering, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease or purchase arrangements. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

         On September 28, 1998, the Company announced that its Board of Directors had authorized the repurchase of up to 500,000 shares (subsequently increased to one million shares) of its Common Stock. As of March 31, 1999, 563,200 shares had been repurchased by the Company, all of which occurred in fiscal 1999. The total cost of the share repurchases as of such date was approximately $9.3 million. The Company's current intent is that future repurchases are expected to be the approximate amount of shares issued in connection with the exercise of stock options.

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Company's subsidiaries in the United Kingdom and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing certain transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At March 31, 1999, the Company was contingently liable for approximately $2.5 million under outstanding letters of credit and guarantees related to these obligations.

         As of March 31, 1999, the Company had outstanding non-qualified stock options to purchase an aggregate of 3,097,097 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $1.25 to $35.125). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the six months ended March 31, 1999 of non-qualified stock options to purchase an aggregate of 166,163 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $3.4 million. The Company realized a tax benefit of approximately $1.3 million with respect to the six months ended March 31, 1999, accordingly, the Company recorded an increase in additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the "Houston facility"). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000 (including monthly interest costs based upon LIBOR rate plus 145 basis points) beginning on July 1, 1998 through October 2, 2002 with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on October 2, 2002. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and is not otherwise required to acquire the facility, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. The Company expects that the amount of any such deficiency payment, if made, would be expensed. As of March 31, 1999, the lease balance was approximately $8.4 million.

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company (each, a "Financed Facility"). Under the terms of the master operating lease agreement, average monthly lease payments (including monthly interest costs based upon LIBOR rate plus 145 basis points) began upon the completion of the construction of each Financed Facility and will continue for a term of 52 months with a balloon payment equal to the outstanding lease balances (initially equal to the cost of the facility) due at the end of each lease term. The Company has an option, exercisable at anytime during the lease term, and under certain circumstances may be obligated, to acquire each Financed Facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and does not otherwise meet its obligations, it is subject to deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each Financed Facility within certain limits. The Company expects that the amount of any such deficiency payment, if made, would be expensed. The Company has begun construction of each Financed Facility. As of March 31, 1999, the aggregate lease balance was approximately $4.1 million under the master operating lease agreement.

         During fiscal 1998 and 1999, the Company entered into commitments of approximately $6.0 million for the construction of terminal and warehouse facilities located within the United States. Payments for the construction of the facilities are being made from cash balances. As of March 31, 1999, the Company had paid approximately $2.3 million of the commitments. Construction of these facilities is estimated to be completed during fiscal 1999 and fiscal 2000.

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The Securities and Exchange Commission has published guidance regarding the effect of "Year 2000" issues on companies. The "Year 2000" (or Y2K) problem arose because some computer programs used only the last two digits of a year to refer to a date, causing them to not properly recognize a year that does not begin with "19".

         The Company has completed its initial testing of possible exposure of Y2K issues. The Company believes based on its testing that its primary operating and accounting information systems are and have always been compliant with the century factor. To date, the Company has not identified any non-information technology systems that use embedded technology on which it relies and which it believes is likely to have a Y2K problem. Like every other business enterprise, the Company is at risk from year 2000 failures on the part of its major business counterparts, including suppliers and service providers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications. Based upon the Company's assessments of its relationship with vendors, suppliers, customers and banks, the Company is not aware of situations where material disruptions of its business activities are likely to occur because of Year 2000 non-compliance by third parties.

         The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has conducted tests, utilized consultants and system auditors, and has also relied heavily on representations from third parties with which the Company has business relationships. The Company is in the process of independently verifying these representations. With respect to the Company's internal systems, the Company has conducted tests of its critical processes and found no significant areas of non-compliance. There can be no assurance that these representations will prove accurate or that the tests have been subjected to a sufficient sample of conditions.

         A Year 2000 failure could result in a business disruption that adversely effects the Company's business, financial condition or results of operations. For example, if a Year 2000 failure causes insufficient air lift to be available to the Company, the Company's air freight forwarding operations would be curtailed and the Company might also be unable to provide sufficient alternative services such as ground, rail or ocean cargo capacity to meet expected levels of operations. There can be no assurance that the global transportation industry and regulatory authorities, including but not limited to the United States Department of Transportation and related agencies, will not be affected in a way that negatively affects the Company's business, results of operations or financial condition. The Company is unable to determine the potential business interruption costs which might be incurred as a result of Y2K issues, including the costs if the cargo capacity of airline, truck, rail and ocean vessels is insufficient to meet the Company's then operating requirements in any of its geographic regions. The Company is currently exploring risk management alternatives with respect to possible business interruption which may result if certain of the Company's critical vendors and suppliers are not ready for the Y2K problem by January 1, 2000 and its is expected that such plans will continue through the Year 2000.

         The Company's internal Y2K assessment is largely complete; however, the Company's assessment of Y2K issues caused by its relationships with third parties is expected to continue until and through the year 2000. The Company has not to date expensed and does not currently plan to expend any significant amount of funds for Y2K issues. Despite the Company's assessment to date, there can be no assurance as to the ultimate effect that the Y2K issues will have on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company currently does not have any outstanding short-term or long-term debt instruments as of March 31, 1999. Accordingly, the Company does not have market risk related to interest rates. However, the Company's lease payments on certain financed facilities are tied to market interest rates. At March 31, 1999, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income for the fiscal year ending September 30, 1999.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada, Mexico and Hong Kong operations, as a result of transactions in foreign markets. At March 31, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these operations are denominated would not have a material impact on operating income for the fiscal year ending September 30, 1999.

         The Company has not purchased any futures contracts nor has it purchased or held any derivative financial instruments for trading purposes during the six months ended March 31, 1999.

         In the second quarter of fiscal 1999 the Company entered into contracts for the purpose of hedging the cost of a portion of anticipated jet fuel purchases during the following twelve months. Such contracts are nominally insignificant. At March 31, 1999, a 10% change in the price of jet fuel would not have a material impact on operating income for the fiscal year ending September 30, 1999.


PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS
ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS, NONE
ITEM 3.          DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4.          SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

                 (a)  ANNUAL MEETING OF SHAREHOLDERS ON FEBRUARY 22, 1999.

                                                                                                                   BROKER
           (c)   PROPOSALS                          FOR          AGAINST        WITHHELD           ABSTAIN         NONVOTES
                 ---------                          ---          -------        --------           -------         --------
         (PROXY TOTALS IN THOUSANDS)
         ELECTION OF DIRECTORS
           JAMES R. CRANE                           17,023            *                14              --              *
           DOUGLAS A. SECKEL                        17,023            *                14              --              *
           WILLIAM P. O'CONNELL                     17,023            *                14              --              *
           NEIL E. KELLEY                           17,023            *                14              --              *
           FRANK J. HEVRDEJS                        15,780            *             1,257              --              *
           NORWOOD W. KNIGHT-RICHARDSON             17,023            *                14              --              *

         APPROVAL OF APPOINTMENT OF                 16,871          164                 *               2             --
           PRICEWATERHOUSECOOPERS, LLP AS
           INDEPENDENT PUBLIC ACCOUNTANTS

         * NOT APPLICABLE

ITEM 5.          OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this documents, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth, future marketing; construction of new facilities; future operating expenses; any seasonality of the Company' s business; future margins; future dividend plans; use of offering proceeds; fluctuations in currency valuations; fluctuations in interest rates; future share repurchases; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; fluctuations in the price of jet fuel; effects of the Year 2000 issue; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; risk of international operations; risks relating to acquisition; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ELECTION OF DIRECTOR

         Effective April 19, 1999, the Board of Directors elected Mrs. Rebecca
A. McDonald as a director to serve until the next annual meeting or until her successor has been duly elected and qualified. Mrs. McDonald is Executive Managing Director of Enron International and is a former President and CEO of Amoco Energy Development Company.

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

               27     Financial Data Schedule.

----------------------
*     Incorporated by reference as indicated.


          (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED MARCH 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                EAGLE USA AIRFREIGHT, INC.
                                             ------------------------------
                                                     (Registrant)



Date:          May 14, 1999               BY:  /s/ James R. Crane
         ---------------------               ------------------------------
                                             James R. Crane
                                             President



Date:          May 14, 1999               BY:  /s/ Douglas A. Seckel
         ---------------------               ------------------------------
                                             Douglas A. Seckel
                                             Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBITS                   DESCRIPTION
--------                   -----------
*3(i)        Second Amended and Restated Articles of Incorporation of the
             Company, as amended (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 1998).

*3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration
             No. 33-97606)).

27           Financial Data Schedule

-------------------------
*Incorporated by reference as indicated.