Form 10-Q
period 1999-06-30
EAGLE USA AIRFREIGHT INC
filed 1999-07-30
CIK 1001718

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999

                                       or

[ ]      Transition report pursuant to Section 13 or 15(d)  of the Securities
         Exchange Act of 1934 for the transition period from      to
                                                             ----    -----


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


                                15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                              (281) 618-3100
--------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices, Including Registrant's Zip Code, and Telephone Number, Including Area Code)


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

The number of shares of the registrant's common stock as of July 28, 1999:
19,049,007 shares (net of 548,000 treasury shares).

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q


                                                                                                 PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet as of  June 30, 1999 (unaudited)
  and September 30, 1998 (audited).............................................................   3

Condensed Consolidated Statement of Income and Comprehensive Income
  for the Nine Months ended June 30, 1999 and 1998 (unaudited).................................   4


Condensed Consolidated Statement of Income and Comprehensive Income
  for the Three Months ended June 30, 1999 and 1998 (unaudited)................................   5

Condensed Consolidated Statement of Cash Flows for the Nine Months
  ended June 30, 1999 and 1998 (unaudited).....................................................   6

Condensed Consolidated Statement of Shareholders' Equity for the Nine
  Months ended June 30, 1999 (unaudited).......................................................   7

Notes to Condensed Consolidated Financial Statements (unaudited)...............................   8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.............................................................  10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................  17

PART II.  OTHER INFORMATION....................................................................  17

SIGNATURES.....................................................................................  19

INDEX TO EXHIBITS..............................................................................  20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                                                 June 30,                   September 30,
                                                                                   1999                         1998
                                                                               (unaudited)                    (audited)
                                                                              -------------                 --------------
                      Assets
                      ------

Current assets:
     Cash and cash equivalents                                                 $    47,403                   $    37,191
     Short-term investments                                                         12,010                        12,487
     Accounts receivable - trade, net                                               84,724                        69,576
     Prepaid expenses and other                                                      5,848                         3,905
                                                                               -----------                   ------------
             Total current assets                                                  149,985                       123,159
Property and equipment, net                                                         26,543                        21,963
Other assets                                                                        11,154                        11,214
                                                                               -----------                   ------------
                                                                               $   187,682                   $   156,336
                                                                               ===========                   ===========

             Liabilities and Shareholders' Equity
             ------------------------------------
Current liabilities:
     Accounts payable - trade                                                  $    10,187                   $     4,542
     Accrued transportation costs                                                   15,801                        14,014
     Accrued compensation and employee benefits                                     14,063                        14,061
     Other current liabilities                                                       7,418                         4,673
                                                                               -----------                   ------------
             Total current liabilities                                              47,469                        37,290
                                                                               -----------                   ------------

Long-term indebtedness
                                                                               -----------                   ------------

Shareholders' equity:
     Preferred Stock, $0.001 par value, 10,000 shares
       authorized
     Common Stock, $0.001 par value, 100,000 shares
       authorized, 19,031 and 19,125 shares issued and outstanding                      19                            19
     Additional paid-in capital                                                     80,115                        70,256
     Retained earnings                                                              69,707                        49,131
     Accumulated other comprehensive loss                                           (  426)                         (360)
     Treasury stock at cost                                                        ( 9,202)
                                                                               -----------                   ------------
                                                                                   140,213                       119,046
                                                                               -----------                   ------------
                                                                               $   187,682                   $   156,336
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

                           EAGLE USA AIRFREIGHT, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     Nine Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                  1999                1998
                                                                ---------          ---------
Revenues                                                        $ 428,424          $ 295,239
Cost of transportation                                            243,455            164,525
                                                                ---------          ---------
                                                                  184,969            130,714
                                                                ---------          ---------
Operating expenses:
     Personnel costs                                               93,955             69,071
     Other selling, general and administrative expenses            59,411             37,758
                                                                ---------          ---------
                                                                  153,366            106,829
                                                                ---------          ---------
Operating income                                                   31,603             23,885
                                                                ---------          ---------
Interest and other income                                           1,934              1,259
Interest expense
                                                                ---------          ---------
Nonoperating income                                                 1,934              1,259
                                                                ---------          ---------
Income before provision for income taxes                           33,537             25,144

Provision for income taxes                                         12,961              9,620
                                                                ---------          ---------
Net income                                                         20,576             15,524

Other comprehensive income:
Foreign currency translation                                          (40)
                                                                ---------          ---------
Comprehensive income                                            $  20,536          $  15,524
                                                                =========          =========

Basic weighted average common shares outstanding                   18,812             18,617
                                                                =========          =========

Diluted weighted average common and common equivalent
   shares outstanding                                              19,283             19,322
                                                                =========          =========

Basic earnings per share (Note 2)                               $    1.09          $    0.83
                                                                =========          =========

Diluted earnings per share (Note 2)                             $    1.07          $    0.80
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

                           EAGLE USA AIRFREIGHT, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      Three Months Ended
                                                                          June 30,
                                                                ----------------------------
                                                                   1999              1998
                                                                ---------          ---------
Revenues                                                        $ 149,826          $ 107,050
Cost of transportation                                             86,133             60,343
                                                                ---------          ---------
                                                                   63,693             46,707
                                                                ---------          ---------
Operating expenses:
     Personnel costs                                               32,012             24,135
     Other selling, general and administrative expenses            20,609             14,100
                                                                ---------          ---------
                                                                   52,621             38,235
                                                                ---------          ---------
Operating income                                                   11,072              8,472
                                                                ---------          ---------
Interest and other income                                             751                486
Interest expense
                                                                ---------          ---------
Nonoperating income                                                   751                486
                                                                ---------          ---------
Income before provision for income taxes                           11,823              8,958

Provision for income taxes                                          4,528              3,313
                                                                ---------          ---------
Net income                                                          7,295              5,645

Other comprehensive income:
Foreign currency translation                                         (233)
                                                                ---------          ---------
Comprehensive income                                            $   7,062          $   5,645
                                                                =========          =========

Basic weighted average common shares outstanding                   18,934             19,008
                                                                =========          =========

Diluted weighted average common and common equivalent
     shares outstanding                                            19,723             19,674
                                                                =========          =========

Basic earnings per share (Note 2)                               $    0.39          $    0.30
                                                                =========          =========

Diluted earnings per share (Note 2)                             $    0.37          $    0.29
                                                                =========          =========



       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Nine Months Ended
                                                                              June 30,
                                                                     --------------------------
                                                                       1999              1998
                                                                     --------          --------
Cash flows from operating activities                                 $ 23,873          $ 19,191
                                                                     --------          --------
Cash flows from investing activities:
     Purchase of investments                                          (12,627)          (13,897)
     Maturity of investments                                           13,104             2,500
     Acquisition of property and equipment, net                        (8,687)           (8,081)
     Payment of contingent consideration for acquisition               (2,000)
     Other                                                                (63)           (2,988)
                                                                     --------          --------
          Net cash used by investing activities                       (10,273)          (22,466)
                                                                     --------          --------
Cash flows from financing activities:
     Issuance of common stock, net of related costs                                       6,623
     Proceeds from exercise of stock options                            5,896             5,425
     Purchase of treasury stock                                        (9,218)
                                                                     --------          --------
          Net cash provided (used) by financing activities             (3,322)           12,048
                                                                     --------          --------
Effect of foreign currency translation on cash                            (66)
                                                                     --------          --------
Net increase in cash and cash equivalents                              10,212             8,773
Cash and cash equivalents, beginning of period                         37,191            25,107
                                                                     --------          --------

Cash and cash equivalents, end of period                             $ 47,403          $ 33,880
                                                                     ========          ========



     See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                 ACCUMULATED
                                                                     ADDITIONAL                    OTHER
                                                COMMON STOCK           PAID-IN       RETAINED   COMPREHENSIVE   TREASURY
                                             SHARES       AMOUNT       CAPITAL       EARNINGS   INCOME (LOSS)     STOCK       TOTAL
                                           ---------    ---------    -----------    ---------   -------------   ---------   --------
Balance at September 30, 1998                 19,125    $      19    $    70,256    $  49,131    $     (360)              $ 119,046

Exercise of stock options                        465                       5,896                                              5,896

Issuance of shares under stock
purchase plan                                      4                         (16)                             $      64          48

Purchase of treasury stock                      (563)                                                            (9,266)     (9,266)

Tax benefit from exercise of stock
options                                                                    3,979                                              3,979

Net income                                                                             20,576                                20,576

Foreign currency translation
adjustments                                                                                             (66)                    (66)
                                           ---------    ---------    -----------    ---------    ----------   ---------    --------


Balance at June 30, 1999                      19,031    $      19    $    80,115    $  69,707    $     (426)  $  (9,202)   $140,213
                                           =========    =========    ===========    =========    ==========   =========    ========




       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


         The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 1999 and the results of its operations for the nine and three months ended June 30, 1999 and 1998. Results of operations for the nine and three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999.


NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

         Eagle USA Airfreight, Inc. (the Company) is a worldwide logistics company. The Company maintains operating facilities throughout the United States, Mexico, Canada, Hong Kong, the United Kingdom, Argentina, Brazil, and Peru as well as a worldwide network of exclusive and nonexclusive agents. The Company operates in one principal industry segment.

         On July 26, 1999, the Board of Directors declared a three-for-two stock split, effected in the form of a stock dividend, payable to shareholders of record on August 23, 1999. As of June 30, 1999, the Company has 19,030,774 common shares outstanding (net of 558,558 treasury shares). After the split, the number of shares outstanding will increase to approximately 28,546,161.

         In September and October 1998, the Company's Board of Directors authorized the repurchase of up to one million shares of the Company's common stock in the open market. As of June 30, 1999, the Company had repurchased 563,200 shares of common stock (4,642 shares of which were subsequently resold pursuant to the Company's employee stock purchase plan). Such shares are held in treasury. The board authorization for share repurchases expired following these repurchases.


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

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

         The computation of basic and diluted earnings per share are as follows:

                                                       Nine Months Ended June 30,
                                                         1999               1998
                                                      ----------         ---------
Net income                                            $   20,576         $  15,524
                                                      ==========         =========
Shares used in basic calculation:
  Weighted average shares outstanding                     18,812            18,617
                                                      ----------         ---------
     Total basic shares                                   18,812            18,617

Additional shares for diluted computation:
  Effect of stock options                                    471               705
                                                      ----------         ---------
     Total diluted shares                                 19,283            19,322
                                                      ==========         =========
Basic earnings per share                              $     1.09         $    0.83
                                                      ==========         =========

Diluted earnings per share                            $     1.07         $    0.80
                                                      ==========         =========

         For the nine months ended June 30, 1999, the effect of stock options was calculated assuming exercise of options for 2,945,208 shares of common stock at prices ranging from $1.25 to $37.28 per share and assumed repurchase of shares at the average market price per share of $28.18 computed as of the beginning of the period using the treasury stock method. For the nine months ended June 30, 1998, the effect of stock options was calculated assuming exercise of options for 3,019,153 shares of common stock at prices ranging from $1.25 to $35.13 per share and assumed repurchase of shares at the average market price per share of $30.28 computed as of the beginning of the period using the treasury stock method. For the nine months ended June 30, 1999 and 1998, 1,731,075 and 175,000 options, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

                                                       Three Months Ended June 30,
                                                         1999               1998
                                                      ----------         ---------
Net income                                            $    7,295         $   5,645
                                                      ==========         =========
Shares used in basic calculation:
  Weighted average shares outstanding                     18,934            19,008
                                                      ----------         ---------
     Total basic shares                                   18,934            19,008

Additional shares for diluted computation:
  Effect of stock options                                    789               666
                                                      ----------         ---------
     Total diluted shares                                 19,723            19,674
                                                      ==========         =========
Basic earnings per share                              $     0.39         $    0.30
                                                      ==========         =========
Diluted earnings per share                            $     0.37         $    0.29
                                                      ==========         =========

                           EAGLE USA AIRFREIGHT, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


         For the three months ended June 30, 1999, the effect of stock options was calculated assuming exercise of options for 2,945,208 shares of common stock at prices ranging from $1.25 to $37.28 per share and assumed repurchase of shares at the average market price per share of $40.87 computed as of the beginning of the period using the treasury stock method. For the three months ended June 30, 1998, the effect of stock options was calculated assuming exercise of options for 3,019,153 shares of common stock at prices ranging from $1.25 to $35.13 per share and assume repurchase of shares at the average market price per share of $31.74 computed as of the beginning of the period using the treasury stock method. For the three months ended June 30, 1999 and 1998, 0 and 152,500 options, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for transactions entered into after January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. We are in the process of determining the impact that the adoption of SFAS 133 will have on our results of operations and financial position.

         In October 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under SFAS 130, companies are required to report in the financial statements, in addition to net income, comprehensive income including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's only component of other comprehensive income is foreign currency translation adjustments. The Company's cumulative translation adjustments are now characterized as accumulated other comprehensive income or loss.

         SFAS 131 requires that companies report separately, in the financial statements, financial and descriptive information about operating segments, if applicable. During the nine and three months ended June 30, 1999, the Company's geographic segments which are outside the United States did not represent, in the aggregate, more than 10% of the revenues, net income, or assets of the combined amounts for all geographic segments.

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

Overview

         The Company's revenues have increased to $417.1 million in fiscal 1998 from $185.4 million in fiscal 1996, and its operating income has increased to $32.2 million in fiscal 1998 from $17.8 million in fiscal 1996. The Company's recent growth has been generated almost exclusively by increasing the number of terminals operated by the Company and growth in revenue produced by existing terminals. However, the opening of a new terminal generally has an initial short-term negative impact on profitability due to operating losses of the new terminal. The opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers. Historically, the Company's operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis. The second quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher gross revenues per shipment than domestic shipments. The Company anticipates that the cost of transportation as a percentage of revenues will be higher for international freight than for domestic freight. However, the Company does not expect its operating expenses to increase in proportion to such revenues. In April 1998, the Company expanded its international operations through the acquisition of the operations of Eagle Transfer, Inc. and of S. Boardman (Air Services Limited). Additionally, in September 1998, the Company commenced operations in Hong Kong. The Company also intends to continue the growth of its local pick-up and delivery operations. By providing local pick-up and delivery services for its freight forwarding shipments, the Company has been able to increase its gross margin for these shipments because it captures margins that were previously paid to third parties. However, the Company's local pick-up and delivery services provided to other non-forwarding customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

Nine Months Ended June 30, 1999 compared to Nine Months Ended June 30, 1998

         Revenues increased 45.1% to $428.4 million in the first nine months of fiscal 1999 from $295.2 million in the same period of fiscal 1998 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of two acquisitions.

         Operating data for the period were as follows:

                                                                        Nine Months Ended June 30,
                                                                        --------------------------
                                                                        1999                  1998
                                                                        ----                  ----
         Freight forwarding terminals at end of period                    78                    66
         Local delivery locations at end of period                        67                    58
         Freight forwarding shipments                              1,006,094               747,811
         Average weight (lbs.) per freight forwarding shipment           675                   597

         For those freight forwarding terminals opened prior to the beginning of fiscal 1998 (60 terminals), revenues increased 36.2% to $359.8 million for the nine months ended June 30, 1999 from $264.2 million for the nine months ended June 30, 1998.

         Revenues for the nine months ended June 30, 1999 were comprised of $391.3 million of forwarding revenues and $37.1 million of local pick-up and delivery revenues, as compared to $272.3 million of forwarding revenues and $23.0 million of local pickup and delivery revenues for the nine months ended June 30, 1998.

         The Company's total pick-up and delivery revenues for the first nine months of fiscal 1999 were $112.7 million. This amount includes $75.6 million of intercompany sales that were eliminated upon consolidation and $37.1 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the first nine months of fiscal 1999 as a percentage of revenues to 56.8% from 55.7% in the comparable period in fiscal 1998. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 48.0% to $243.4 million for the nine months ended June 30, 1999 from $164.5 million in the same period in fiscal 1998 as a result of increases in air freight shipped. Gross margin decreased to 43.2% in the first nine months of fiscal 1999 from 44.3% in the same period in fiscal 1998. The primary reasons for the margin decline were increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Gross profit increased 41.5% to $185.0 million in first nine months of fiscal 1999 from $130.7 million in the same period in fiscal 1998.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Operating expenses decreased as a percentage of revenues to 35.8% in the first nine months of fiscal 1999 from 36.2% for the same period in fiscal 1998. The $46.5 million increased costs in absolute terms were attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 21.9% in the first nine months of fiscal 1999 from 23.4% in the same period in fiscal 1998 due primarily to controlled headcount growth, and increased in absolute terms by 36.0% to $94.0 million. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for expected growth during fiscal 1999. Other selling, general and administrative expenses increased as a percentage of revenues to 13.9% in the first nine months of fiscal 1999 from 12.8% for the same period of fiscal 1998, and increased in absolute terms by 57.3% to $59.4 million in the fiscal 1999 period from $37.8 million in the fiscal 1998 period. In the first nine months of fiscal 1999, selling expenses as a percentage of revenues decreased by 0.2% and other general and administrative expenses as a percentage of revenues increased by 1.3% compared to the same period of fiscal 1998. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1999 period, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facility and increased professional and technical fees.

         Operating income increased 32.3% to $31.6 million in the first nine months of fiscal 1999 from $23.9 million in the comparable period in fiscal 1998. Operating margin for the nine months ended June 30, 1999 was 7.4%, down from 8.1% for the nine months ended June 30, 1998 primarily due to the increased cost of transportation and the increases in other general and administrative expenses described above. Interest and other income increased to $1.9 million from $1.3 million as a result of increased levels of investments due to increased cash balances from results of operations.

         Income before provision for income taxes increased 33.4% to $33.5 million in the first nine months of fiscal 1999 from $25.1 million in the comparable period of fiscal 1998. Provision for income taxes increased 34.7% to $13.0 million for the nine months ended June 30, 1999 from $9.6 million for the nine months ended June 30, 1998. Net income increased 32.5% to $20.5 million in the first nine months of fiscal 1999 from net income of $15.5 million in the same period in fiscal 1998. Diluted earnings per share increased 33.8% to $1.07 per share for the nine months ended June 30, 1999 from $0.80 in the same period in fiscal 1998.

Three Months Ended June 30, 1999 compared to the Three Months Ended June 30,
1998

         Revenues increased 40.0% to $149.8 million in the third quarter of fiscal 1999 from $107.1 million in the same period of fiscal 1998 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during such period, an increase in penetration in existing markets, the addition of significant national account customers and the effect of two acquisitions.

Operating data for the period were as follows:


                                                                             Three Months Ended June 30,
                                                                             ---------------------------
                                                                             1999                   1998
                                                                             ----                   ----
         Freight forwarding terminals at end of period                         78                     66
         Local delivery locations at end of period                             67                     58
         Freight forwarding shipments                                     362,331                270,955
         Average weight (lbs.) per freight forwarding shipment                689                    634

         For those freight forwarding terminals opened prior to the beginning of fiscal 1998 (60 terminals), revenues increased 30.9% to $123.8 million for the three months ended June 30, 1999 from $94.6 million for the three months ended June 30, 1998.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Revenues for the three months ended June 30, 1999 were comprised of $136.5 million of forwarding revenues and $13.3 million of local pick-up and delivery revenues, as compared to $98.5 million and $8.6 million, respectively, for the three months ended June 30, 1998.

         The Company's total local pick-up and delivery revenues for the third quarter of fiscal 1999 were $40.4 million. This amount includes $27.0 million of intercompany sales that were eliminated upon consolidation and $13.4 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the quarter as a percentage of revenues to 57.5% from 56.4% in the comparable period in fiscal 1998. The increase was primarily attributable to increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 42.7% to $86.1 million in the fiscal 1999 quarter from $60.3 million in the fiscal 1998 quarter as a result of increases in freight shipped. Gross margin decreased to 42.5% in the third quarter of fiscal 1999 from 43.6% in the same period in fiscal 1998. The primary reasons for the margin decline were increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Gross profit increased 36.4% to $63.7 million in the third quarter of fiscal 1999 from $46.7 million in the same period in fiscal 1998.

         Operating expenses decreased as a percentage of revenues to 35.1% in the third quarter of fiscal 1999 from 35.7% for the same period in fiscal 1998. The $14.4 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 21.4% in the third quarter of fiscal 1999 from 22.5% in the same period in fiscal 1998 due primarily to controlled headcount growth, and increased in absolute terms by 32.6% to $32.0 million. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for expected growth during fiscal 1999. Other selling, general and administrative expenses increased as a percentage of revenues to 13.8% in the third quarter of fiscal 1999 from 13.2% in the third quarter of fiscal 1998, and increased in absolute terms by 46.2% to $20.6 million in the fiscal 1999 period from $14.1 million in the fiscal 1998 period. In the third quarter of fiscal 1999, selling expenses as a percentage of revenues decreased by 0.1% and other general and administrative expenses as a percentage of revenues increased by 0.5% compared to the second quarter of fiscal 1998. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 1999 period, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facility and increased professional and technical fees.

         Operating income increased 30.7% to $11.1 million in the third quarter of fiscal 1999 from $8.5 million in the comparable period in fiscal 1998. Operating margin for the quarter ended June 30, 1999 was 7.4%, down from 7.9% for the quarter ended June 30, 1998 primarily due to the increased cost of transportation and the increases in other general and administrative expenses described above. Interest and other income increased to $751,000 from $486,000 as a result of increased levels of investments due to increased cash balances from results of operations.

         Income before provision for income taxes increased 32.0% to $11.8 million in the third quarter of fiscal 1999 from $9.0 million in the comparable period of fiscal 1998. Provision for income taxes increased 36.7% to $4.5 million for the three months ended June 30, 1999 from $3.3 million for the three months ended June 30, 1998. Net income increased 29.2% to $7.3 million in the third quarter of fiscal 1999 from net income of $5.6 million in the same period in fiscal 1998. Diluted earnings per share increased 27.6% to $0.37 per share for the quarter ended June 30, 1999 from $0.29 in the same period in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and short-term investments increased $9.7 million to $59.4 million at June 30, 1999 from $49.7 million at September 30, 1998. At June 30, 1999, the Company had working capital of $102.5 million and a current ratio of
3.16 compared to working capital of $85.9 million and a current ratio of 3.30 at September 30, 1998. The Company's

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

working capital has increased during this period primarily as a result of profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the nine months ended June 30, 1999 were approximately $8.7 million. The Company believes that cash flow from operations and the remaining proceeds from its public offerings will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

         Other than its public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease or purchase arrangements. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

         During fiscal 1999, the Company repurchased 563,200 shares of its common stock pursuant to board authorization, which has since expired. Subsequently, 4,642 of the shares repurchased were resold pursuant to the Company's employee stock purchase plan. The total cost of the share repurchases as of June 30, 1999 was approximately $9.2 million.

Commitments and Contingencies

         The Company's subsidiaries in the United Kingdom, Hong Kong and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing some transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At June 30, 1999, the Company was contingently liable for approximately $2.5 million under outstanding letters of credit and guarantees related to these obligations.

         As of June 30, 1999, the Company had outstanding non-qualified stock options to purchase an aggregate of 2,945,208 shares of common stock at exercise prices ranging from $1.25 to $37.28, which equaled the fair market value of the underlying common stock on the dates of grant. At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine months ended June 30, 1999 of non-qualified stock options to purchase an aggregate of 464,827 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $10.3 million. The Company realized a tax benefit of approximately $4.0 million with respect to the nine months ended June 30, 1999. Accordingly, the Company recorded an increase in additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether or not the exercises will occur, the amount of any deductions or the Company's ability to fully utilize any deductions.

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility. The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR rate plus 145 basis points, beginning on July 1, 1998 through October 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on October 2, 2002. As of June 30, 1999, the lease balance was approximately $8.3 million.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR rate plus 145 basis points, began upon the completion of the construction of each financed facility. The monthly lease obligation will continue for a term of 52 months. A balloon payment equal to the outstanding lease balances, which was initially equal to the cost of the facility, is due at the end of each lease term. The Company began construction during fiscal 1999 on five financed facilities. As of June 30, 1999, the aggregate lease balance was approximately $9.1 million under the master operating lease agreement.

          The Company has an option, exercisable at anytime during the lease term, and under particular circumstances, may be obligated to acquire the Houston terminal and each of its other financed facilities for an amount equal to the outstanding lease balance. If the Company does not exercise the purchase option, and does not otherwise meet its obligations, it is subject to deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits. The Company expects that the amount of any such deficiency payment, if made, would be expensed.

         During fiscal 1998 and 1999, the Company entered into commitments of approximately $6.0 million for the construction of additional terminal and warehouse facilities located within the United States. Payments for construction of these facilities are being made from cash balances. As of June 30, 1999, the Company had paid approximately $3.5 million of the commitments. Construction of these facilities is estimated to be completed during fiscal 1999 and fiscal 2000.

Year 2000 Issues

         Historically, some computer programs used only the last two digits of a year to refer to a date, causing them to not properly recognize a year that does not begin with "19." This could result in major failures or miscalculations and is generally referred to as the "Year 2000" or "Y2K" problem.

         The Company relies principally on three internal systems to support its freight forwarding, pick up and delivery, logistics management, accounting and management reporting worldwide. The Company's assessment of these systems is as follows:

         (1) The primary domestic forwarding, logistics management, accounting and management system has been independently tested and the Company expects to receive a Year 2000 compliance certificate in August 1999. The cost of this testing was not significant and only minor remediation was requested.

         (2) The primary international forwarding system has been developed in-house, and remains under development. This system is being developed using current technology and a platform that has been certified as Y2K compliant.

         (3) The Company plans to upgrade its pick up and delivery system by September 1999 for a minimal cost.

         The Company has not identified any internal non-information technology systems that use embedded technology on which it relies and that it believes is likely to have a Y2K problem. Except as noted above, the Company has completed its review and remediation of its internal systems for potential Year 2000 problems it has identified. However, the Company plans to continue to monitor these systems through the end of 1999.

         The Company is also reliant upon systems capabilities of business partners, trading partners, customers, suppliers, governmental agencies and internet and telecommunications providers in many countries throughout the world. Like every other business enterprise, the Company is also at risk from Year 2000 failures in public and private infrastructure services, including electricity, water, gas, transportation and communications. Other than telecommunications services and electronic data interchange, the Company does not directly rely on the systems capabilities of third parties for its

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

principal operations. Because of its extensive use of technology, the Company is dependent upon data and voice communications to receive, process, track and bill customer orders. The Company has completed tests of electronics data interchange with several of its trading partners, and plans additional tests through the end 1999. The Company has also received representations as to Year 2000 compliance from a majority of its major suppliers and plans to continue to monitor the status of its suppliers' compliance efforts through the end of 1999. The Company is also vulnerable to noncompliance of third party systems if they result in business interruption of a customer. The Company plans to address readiness issues with some of its major customers during calendar 1999.

         Because of the number of external risks involved, the Company believes there is likely to be some disruption in its business as a result of noncompliance by third parties. Of all the external risks, the Company believes that the most reasonably likely worst case scenario would be a business disruption resulting from an extended communications failure and/or an extended failure of the nations air traffic system. In addition, the global transportation industry and regulatory authorities, including the United States Department of Transportation and related agencies, could be affected in a way that negatively affects the Company's operations. The Company's transportation providers might be unable to provide those services because of these Year 2000 failures or Year 2000 problems of their own. If a Year 2000 failure causes insufficient air lift to be available to the Company, the Company's air freight forwarding operations would be curtailed and the Company might also be unable to provide sufficient alternative services such as ground, rail, or ocean cargo capacity to meet expected levels of operations. Furthermore, should the Company's customers experience business interruption in the year 2000, the Company's results of operation could be materially adversely affected. The Company would also likely experience a deterioration in collections if the Company's customers experience Year 2000 failures. Based on the Company's information regarding the readiness of suppliers, including air carriers and communication carriers, and customers, the Company expects that any Year 2000 disruption would be of short duration. However, the Company is unable to determine the potential business interruption costs that might be incurred as a result of Y2K disruptions.

         The Company is currently exploring contingency plans in the event of possible business interruptions. The Company intends to address emergency instructions, including security, power outages and telecommunications failures, and alternative means of transporting freight for each of its terminals. The Company expects that its contingency planning will continue to the end of 1999 and the beginning of 2000.

         To date the Company has incurred less than $100,000 of expense and does not currently plan to expend any material amount of funds for Y2K remediation. Despite the Company's assessment to date, there can be no assurance as to the ultimate effect that the Y2K issues will have on the Company.

         The Company's assessment of its Year 2000 issues involves many assumptions. The Company's assumptions might prove to be inaccurate, and actual results could differ significantly from the assumptions. In addition, third party representations or certifications as to Year 2000 compliance might prove to be inaccurate and Year 2000 compliance tests may not have been subjected to a sufficient sample of conditions. The Company could be adversely affected by business disruptions of a greater magnitude than anticipated or from a failure of its contingency plans to adequately address problems.

Related Party Transactions

         In May 1999 the Company began subleasing a portion of its warehouse space to a customer pursuant to a five-year sublease. The customer is partially owned by James R. Crane, the Company's Chairman and President. Rental income was approximately $61,000 during the quarter ended June 30, 1999. In addition, the Company billed the customer $134,000 for freight forwarding services during the nine months ended June 30, 1999. The Company believes the rental rates set forth in the sublease agreement approximate market rates.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company currently does not have any outstanding short-term or long-term debt instruments as of June 30, 1999. Accordingly, the Company does not have market risk related to interest rates. However, the Company's lease payments on certain financed facilities are tied to market interest rates. At June 30, 1999, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income for fiscal 1999.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada, Mexico and Hong Kong operations, as a result of transactions in foreign markets. At June 30, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these operations are denominated would not have a material impact on operating income for fiscal 1999.

         The Company has not purchased any futures contracts nor has it purchased or held any derivative financial instruments for trading purposes during the nine months ended June 30, 1999.

         In the second quarter of fiscal 1999 the Company entered into contracts for the purpose of hedging the cost of a portion of anticipated jet fuel purchases for chartered aircraft during the following twelve months. Such contracts are nominally insignificant. At June 30, 1999, a 10% change in the price of jet fuel would not have a material impact on operating income for fiscal 1999.

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS
ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS, NONE
ITEM 3.          DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4.          SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS, NONE
ITEM 5.          OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this documents, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth, future marketing; construction of new facilities; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of offering proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; fluctuations in the price of jet fuel; effects of the Year 2000 issue; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate", "estimate", "expect", "may", "plans", "project", and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pick-up and delivery operations; risk of international operations; risks relating to acquisition; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

Item 6.  Exhibits and Reports on Form 8-K:

         (A)      Exhibits.

                  *3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998).

                  *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 33-97606)).

                  27       Financial Data Schedule.

----------------------

*        Incorporated by reference as indicated.


         (B) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             EAGLE USA AIRFREIGHT, INC.
                                         ---------------------------------------
                                                   (Registrant)



Date:    July 30, 1999                   BY:  /s/ James R. Crane
                                              ----------------------------------
                                              James R. Crane
                                              President



Date:    July 30, 1999                   BY:  /s/ Douglas A. Seckel
                                              ----------------------------------
                                              Douglas A. Seckel
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit
Number                       Description
------                       -----------
*3(i)        Second Amended and Restated Articles of Incorporation of the
             Company, as amended (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998).

*3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration
             No. 33-97606)).

27          Financial Data Schedule

------------------------
*Incorporated by reference as indicated.



20