Form 10-K
period 1999-09-30
EAGLE USA AIRFREIGHT INC
filed 1999-12-22
CIK 1001718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


 For the Fiscal Year Ended September 30, 1999             Commission No. 0-27288

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

At November 30, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $565.0 million based on the closing price of such stock on such date of $33.69.

At November 30, 1999, the number of shares outstanding of registrant's Common Stock was 28,681,000 (net of 1,022,250 treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Shareholders to be held on February 21, 2000 are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to September 30, 1999.
================================================================================

                                TABLE OF CONTENTS


PART I...........................................................................................................3
         ITEM 1.   Business......................................................................................3
         ITEM 2.   Properties...................................................................................10
         ITEM 3.   Legal Proceedings............................................................................12
         ITEM 4.   Submission of Matters to a Vote of Security Holders..........................................12
                   Executive Officers of the Registrant.........................................................12

PART II.........................................................................................................14
         ITEM 5.   Market for  Registrant's Common Stock and Related Shareholder Matters........................14
         ITEM 6.   Selected Financial Data......................................................................15
         ITEM 7.   Management's  Discussion  and  Analysis of Financial Condition and Results of Operations.....19
         ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk...................................25
         ITEM 8.   Financial Statements and Supplementary Data..................................................26
         ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial  Disclosure........26
         ITEM 10.  Directors and Executive Officers of the Registrant...........................................26
         ITEM 11.  Executive Compensation.......................................................................26
         ITEM 12.  Security Ownership of Certain Beneficial Owners and Management...............................26
         ITEM 13.  Certain Relationships and Related Party Transactions.........................................26
         ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.............................26

                                     PART I

ITEM  1.   BUSINESS

         Eagle USA Airfreight, Inc. ("Eagle" and, together with its subsidiaries, the "Company") is a leading provider of air freight forwarding and other transportation and logistics services. Eagle has become one of the largest air freight forwarders in the United States as measured by domestic forwarding revenues largely as a result of its ability to work closely with its customers to provide customized freight shipping services on a price-competitive basis. The Company focuses on expedited deliveries. During fiscal 1999, over 62% of its freight forwarding shipments were delivered on a next day or second day basis.

         Historically, Eagle has grown primarily through the internal expansion of its air freight forwarding customer base and terminal network. Over the last several years, the Company has expanded its freight forwarding terminal network from 37 domestic terminals in September 1995 to 64 domestic and 14 foreign terminals in September 1999. As Eagle has grown, it has significantly expanded its services beyond air freight forwarding to include:

         o        local pickup and delivery,
         o        truck brokerage,
         o        customs brokerage,
         o        air charter services,
         o        ocean freight services,
         o        computer-based shipping systems,
         o        electronic data interchange,
         o        custom shipping reports,
         o        computerized tracking of shipments via the Internet,
         o        warehousing, and
         o        cargo assembly and protective packing and crating.

         As a result of its terminal network growth and increased services, Eagle has expanded the scope of its potential customers and enhanced its ability to compete for high-revenue national accounts. Because of the Company's increasing shipment volumes, it has been able to command priority access to freight capacity from air carriers at peak times and at discount rates. The increasingly complex demands of freight transportation and the need for cost-effective distribution networks have placed a premium on the services of air freight forwarders, including Eagle, that can offer reliable service over a broad network at competitive prices.

         The Company conducts its operations primarily under the name "EGL Eagle Global Logistics." The Company expects to seek shareholder approval of a change of its name to "EGL, Inc." at its February 2000 Annual Meeting. In connection with this name change, the Company also plans to change its Nasdaq Stock Market symbol to "EAGL."

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

         Companies requiring some form of expedited or time-definite handling generally have two principal alternatives to transport freight: they may use an air freight forwarder or they may ship via a fully integrated carrier. An air freight forwarder procures shipments from customers, makes arrangements for transportation of the cargo on a carrier and may arrange both for pickup from the shipper to the carrier and for delivery of the shipment from the carrier to the recipient. Air freight forwarders often tailor the routing of each shipment to meet the price and service requirements of the customer. Fully integrated carriers provide pickup and delivery service, primarily through their own captive fleets of trucks and aircraft. Because air freight forwarders select from various transportation options in routing customer shipments, they are often able to serve their customers less expensively and with greater flexibility than integrated carriers. In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often have significant restrictions on delivery schedules and shipment weight, size and type. Air freight forwarders, however, generally handle shipments of any size and can offer customized shipping options, thus offering an effective alternative for shippers of freight.

         Most air freight forwarders, like the Company, focus on the shipment of heavy cargo and do not directly compete for the majority of their business with integrated shippers of primarily small parcels, including Federal Express Corporation, United Parcel Service of America, Inc., Airborne Freight Corporation, DHL Worldwide Express, Inc. and The United States Postal Service. On occasion, these shippers serve as a source of cargo space to forwarders. However, several integrated carriers, like Emery Air Freight Corporation and BAX Global, Inc., focus on shipments of heavy cargo in competition with forwarders. Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which to some extent depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

         The domestic air freight forwarding industry is highly fragmented. Many companies in the industry are able to meet only a portion of their customers' required transportation service needs. Some national domestic air freight forwarders rely on networks of terminals operated by franchisees or agents. The Company believes that the development and operation of company-owned terminals and staff under the supervision of the Company's management have enabled it to maintain a greater degree of financial and operational control and service quality than franchise-based networks.

         The Company believes that the most important competitive factors in its industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price.

DOMESTIC AIR FREIGHT FORWARDING SERVICES

         The Company's freight forwarding operations involve obtaining shipment orders from customers, determining the best means to transport the shipment to its destination and arranging and monitoring all aspects of the shipment. Typically, the transportation for domestic shipments is provided by a commercial air carrier. In addition, the Company prepares all required shipping documents and delivers shipments to the transporting carrier. For much of its customer traffic, the Company makes arrangements for three separate transportation segments--pickup from the shipper to the Company's terminal in the origin city, shipment by air or overland carrier and delivery from the Company's terminal in the destination city to the recipient. Local transportation services are performed either by independent cartage companies or, increasingly, by the Company's local pickup and delivery operations. If delivery schedules permit, the Company will typically use lower-cost, overland truck transportation services, including those obtained through its truck brokerage operations. In some cases, the shipments are consolidated at the Company's four ground transportation hubs. As part of its routine services, the Company also provides handling, packing and containerizing services, arranges for insurance and the tracking of shipments and provides physical breakbulk. Breakbulk involves receiving and breaking down consolidated air freight lots and arranging for distribution of the individual shipments.

         The Company neither owns nor operates any aircraft and, consequently, places no restrictions on delivery schedules or shipment size. It arranges for transportation of its customers' shipments via commercial airlines and, to a lesser extent, air cargo carriers. All of the Company's air shipments can be accommodated by either narrow-body or wide-body aircraft. The Company selects the carrier for a shipment on the basis of route, departure time, available cargo capacity and cost. The Company has begun regularly scheduled dedicated charters of eight cargo airplanes under short-term leases to service specific transportation lanes. On occasion, the Company charters cargo aircraft for use in other transportation lanes, as needed. The number of these dedicated charters varies from time to time depending upon seasonality, freight volumes and other factors.

         Due to the high volume of freight managed by the Company, it is able to obtain discounted rates from airlines and is often able to reserve space at times when available space is limited. As a result, the Company can provide shipment options not directly available to its customers. Occasionally, the Company is able to consolidate shipments to further reduce its costs of transportation. The Company's rate schedule generally offers increasing discounts for shipment options with later scheduled delivery times. The Company's per-pound rates are also based on shipment weight and generally decrease as the weight of the shipment increases.

         The Company offers its customers five major delivery schedule options:
(i) next flight - immediate pickup and placement of the shipment on the next available flight; (ii) next day AM priority - shipments that take precedence for delivery by the morning of the following day; (iii) next day PM - shipments delivered by the afternoon of the following day; (iv) second day - shipments delivered by the afternoon of the second following day; and (v) economy - shipments typically delivered by the afternoon of the third - fifth day after shipment. Relatively less time-sensitive shipments, or shipments for which expedited delivery is not economical, are often shipped second day or economy. These options enhance the Company's opportunity to achieve savings by the use of truck transportation, the consolidation of shipments and the increased air cargo options afforded by the additional time for shipment. The Company draws on its logistics expertise to provide forwarding services that are tailored to meet the needs of the customer and, in addition to regularly scheduled service, offer customized schedules to do so. In addition, the Company's services are customized to address each client's individual shipping requirements, generally without restrictions on shipment weight, size or type. Once the customer's requirements for an individual shipment have been established, the Company proactively manages the execution of the shipment to ensure the satisfaction of these requirements.

         During the fiscal year ended September 30, 1999, the Company's principal forwarding customers included shippers of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts and apparel and entertainment. During the fiscal year ended September 30, 1999, average shipment weight was approximately 683 pounds. Although the Company imposes no size or weight restrictions on shipments, it focuses on shipments of over 50 pounds. As a result, it does not directly compete for most of its business with overnight courier or small parcel companies, such as Federal Express Corporation and United Parcel Service of America, Inc. Such companies typically use their own captive airplane fleets, which on occasion serve as sources of cargo space for the Company's forwarding operations.

         When acting as a forwarder, the Company is legally responsible to its customer for the safe delivery of the customer's cargo to its ultimate destination, subject to a contractual limitation on liability to the lesser of $0.50 per pound or $50 for domestic flights and the greater of $50 or $20 per kilogram ($9.07 per pound) for international flights. However, because an air freight forwarder's relationship to an airline is that of a shipper to a carrier, the airline generally has the same responsibility to the Company as the Company has to its customers. Additionally, shippers may purchase insurance on shipments. The Company may have sole carrier liability for a shipment before or after delivery to the carrier, and in some other cases. The Company's claims expenses have generally been limited, totaling $1,626,000 for fiscal 1999, $1,706,000 for fiscal 1998 and $652,000 for fiscal 1997.

INTERNATIONAL AIR FREIGHT FORWARDING SERVICES

         The Company has continued to expand its international forwarding operations by entering into agreements with independent cargo agents at strategic worldwide locations. These agents provide breakbulk, pickup and delivery, and customs brokerage services for cargo generated by the Company's North American-based locations, as well as arranging for overseas sales of cargo bound for North America. The Company is expanding its international service offerings by providing ocean freight consolidation services and in some locations, customs brokerage services. The Company completed two acquisitions in fiscal 1998 that expanded its European and South American capabilities, and has entered into agreements to acquire two commonly controlled freight forwarding companies operating in Canada. Additionally, the Company commenced operations in Hong Kong during September 1998 and in Argentina, Brazil and Peru during the fourth quarter of 1999. The Company plans to continue to expand its overseas presence through a variety of means that may include exclusive or nonexclusive agency agreements, direct equity positions within selected overseas agencies and strategic acquisitions. The Company is also emphasizing the marketing of its international services throughout its North American network, particularly at some of its largest locations, including Atlanta, Chicago, Dallas, Houston, Los Angeles, Miami, New York and San Francisco. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         To support its international operations, one of the Company's subsidiaries is certified by the Federal Maritime Commission as a Non-Vessel Owning Common Carrier to facilitate the handling of ocean shipments. Additionally, one of the Company's subsidiaries received its customs brokerage license from the U.S. Department of Treasury during fiscal 1998. The Company's custom brokerage and ocean forwarding capabilities were enhanced by its acquisition of a Miami-based operation in fiscal 1998.

         The Company generated $110.2 million in international revenues (defined as shipments that cross a national border) in fiscal 1999, or an increase of $63.8 million over fiscal 1998. The Company intends to utilize its relationships with the major U.S.-based air carriers to secure competitive rate and space agreements for its international cargo. In addition, the Company continues to emphasize the use of both its truck brokerage and local delivery operations to facilitate the pickup, delivery and line-haul for the domestic portion of international freight shipments. The Company has developed a proprietary international information management system that utilizes Internet-based technology to facilitate its operations and communications network.

LOCAL DELIVERY SERVICES

         Through its subsidiary, the Company provides same-day local pickup and delivery services, both for shipments for which it is acting as an air freight forwarder as well as for third-party customers requiring pickup and delivery within the same metropolitan area. The Company believes that these services provide an important complement to its air freight forwarding services by allowing for quality control over the critical pickup and delivery segments of the transportation process as well as allowing for prompt, updated information on the status of a customer's shipment at each step in the shipment process. The Company focuses on providing local pickup and delivery services to those accounts with a relatively high volume of business, which the Company believes provides a greater potential for profitability than a broader base of small, infrequent customers.

         During the last several years, the Company upgraded the information system used by its local pickup and delivery operations. These improvements included bar code and signature scanners that allow for enhanced tracking of shipments and access by shippers of receipt signatures for proof of delivery information. The Company is currently in the process of designing a new, enhanced system of dispatching for its local pickup and delivery operations.

         The Company's local pickup and delivery operations commenced service in Houston in 1989 and in recent years has rapidly expanded its operations. As of September 30, 1999, local delivery services were offered in 67 of the 78 cities in which the Company's terminals were located, with three of these locations being established during fiscal 1999. The Company currently intends to initiate local pickup and delivery services in approximately four to six additional locations in fiscal 2000, although such plans may change based on several factors. The Company currently offers local pickup and delivery services at three locations without airfreight forwarding operations. On-demand pickup and delivery services are available 24 hours a day, seven days a week. In most locations, delivery drivers are independent contractors who operate their own vehicles. The Company's Houston operations include a number of company-owned or leased trailers, trucks and other ground equipment primarily to service specific customer accounts.

         The Company's local pickup and delivery revenues were $155.8 million during fiscal 1999 and $112.0 million during fiscal 1998. Approximately $105.7 million of these revenues during fiscal 1999 and $79.2 million of these revenues during fiscal 1998 were attributable to the Company's air freight forwarding operations and eliminated upon consolidation. The remaining pickup and delivery revenues in those fiscal years were attributable to local delivery services for third-party, non-forwarding business. A substantial majority of the total cost of providing for local pickup and delivery of the Company's freight forwarding shipments in fiscal 1999 and fiscal 1998 were attributable to Eagle's own local pickup and delivery services.

TRUCK BROKERAGE

         The Company's truck brokerage operations provide logistical support to its forwarding operations and, to a lesser extent, provide truckload service to selected customers. The Company's truck brokerage services locate and secure capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the economy delivery option. The Company uses its internal truck brokerage operations to meet delivery requirements without having to rely on third-party truck brokerage services. Additionally, by providing for its own truck brokerage, the Company has been able to achieve greater efficiencies and utilize purchasing power over transportation providers. The Company's truck brokerage operations do not own any trucks, but instead utilize carriers or independent owner-operators of trucks and trailers on an as-needed basis. The Company utilizes its relationships with a number of independent trucking companies to obtain truck and trailer space. If space is not available through these companies, the Company utilizes electronic bulletin boards to communicate with independent truckers as to the Company's needs.

         As with local pickup and delivery services, the Company views its truck brokerage services primarily as a means of maintaining quality control and enhancing customer service of its core air freight forwarding business, as well as a means of capturing a portion of profits that would otherwise be earned by third parties. The Company may expand its truck brokerage operations selectively in the future beyond providing support to its air freight operations, to providing truck brokerage services to customers that do not utilize the Company's air freight services.

INFORMATION SYSTEMS

         A primary component of the Company's business strategy is the continued development of advanced information systems. The Company has invested substantial management and financial resources in the development of its information systems in an effort to provide accurate and timely information to its management and customers. The Company believes that its systems have been instrumental in the productivity of its personnel and the quality of its operations and service, and have resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and internal dissemination of critical information. These systems also enable the Company to provide customers with accurate and up-to-date information on the status of their shipments, through whatever medium they request, which has become increasingly important.

         The Company has developed and continues to upgrade its information systems. The Company's integrated information systems -- Worldport -- include logistics information, management information and accounting systems. A central computer located at the Company's headquarters in Houston, Texas is accessible from computer terminals located at all of its North American facilities and from computer terminals located at the facilities of many of the Company's customers through the use of a toll-free dial-in program.

         The Worldport system provides a comprehensive source of information for managing the logistics of the Company's sourcing and distribution activities. Specifically, the Worldport system permits the Company to track the flow of a particular shipment from pickup order through the transportation process to the point of delivery. Through the system, the Company can also access daily financial information for the entire Company, a particular terminal, a particular division, customer or service or a given shipment. Worldport permits on-line entry and retrieval of shipment, pricing, scheduling and tracking data and integrates with the Company's management information and accounting systems. Worldport's electronic data interchange also allows for importing of dispatch information, proof of delivery information, status updates, electronic invoicing, funds exchange and file exchange. Worldport also provides the Company's sales force with margin information on customers and shipments, thereby enhancing the Company's ability to bid aggressively for future forwarding business and to avoid committing to unprofitable shipments. Worldport can provide the Company's management and customers with reports customized to meet their information requirements.

         The Company's customers and management can obtain shipment information through Eagle Advisor -- the Company's extranet client/server application software program. Customers can download this software to their personal computers from the Company's Internet home page. Through Eagle Advisor, customers can access the Company's password-protected Website. Worldport transmits data every 30 minutes to this Website. The customer's shipment data is then automatically transmitted to its personal computer via the Internet. Eagle Advisor allows customers and management to track and trace shipments, obtain imaged proof of delivery information and generate customized shipment reports. Eagle's corporate Intranet "Eaglesnest" contains internal training portals to key airline internet sites, sales and marketing information and other tools for its offices. In addition to Eagle Advisor, the "Eagle TRAK" option on the Company's Internet home page allows customers to obtain shipment tracing information via the Internet.

         Eagle has focused its efforts on the development and enhancement of the air export module of "Talon," its international operating system. Talon provides enhanced features for international operations, including document production, electronic customs filing of shipper export declarations via the United States Customs Automated Export System, agent settlements, real-time global tracking and tracing and multi-currency accounting. The air export module is in production in the Company's North American international gateway terminals. The Company has implemented its integrated operational and accounting systems into selected foreign sites. Eagle has developed an ocean export, NVOCC operation and air import module to complement the air export module.

         The expansion of the Company's local pickup and delivery service has further improved its logistics system by enabling shipment data to be input remotely from pickup through delivery. Eagle has implemented the use of remote hand-held bar code and signature scanners for use by its pickup and delivery operations. Eagle has implemented the use of hand-held bar code dock scanners in its airfreight operations. Worldport is integrated with both of these scanners to automatically apply the proof of delivery or shipment status information to the system. This information is then made available to all on-line locations as well as customers' dial-in facilities, allowing for enhanced tracking of shipments and viewing by shippers of receipt signatures. Delivery receipts are electronically imaged and centrally stored to increase both internal and customer efficiencies.

         The Company's systems also include Eagle-Ship, which allows its customers to automate their shipping processes and consolidate their shipping systems. Eagle-Ship was developed by, and through January 2001 is licensed to the Company from, Neopost/ASAM International, which is restricted from making the system available to most other major air freight forwarders during that time. For customers using Eagle-Ship, Eagle provides a dedicated personal computer, printer and bar code scanner that allow the customer's shipping dock personnel to process and weigh boxes, record the shipment, produce customized box labels and print an Eagle house airway bill or bill of lading. Eagle-Ship also provides customers with weight analysis, tariff reporting, assistance in consolidation of like orders and price comparison among shipping options.

         Eagle-Ship enables the Company's customers to process shipments for many carriers with one personal computer and to compare the cost and service options of various carriers, consolidate Eagle-Ship label printing and generate reports that profile the customer's shipping activity. Eagle-Ship is designed to run shipping systems for UPS, Federal Express and other small parcel carriers and can be customized to run the systems of up to 99 air and truck carriers. The Company believes that Eagle-Ship gives it a competitive advantage among a growing number of customers that are resistant to the proliferation of dedicated shipper systems because of the cost, complexity and dock space required to maintain a separate personal computer for each carrier. The Company also believes that the use of Eagle- Ship should lead to increased use of its services by helping to ensure that customers will allocate dock space to Eagle-Ship rather than multiple systems from other carriers. Although Eagle-Ship does provide customers with assistance in selecting competitors for its shipping services, the Company believes that much of that information, like that relating to Federal Express Corporation, is used in the delivery of documents and small packages, which constitute a small portion of the Company's cargoes, and that, overall, Eagle-Ship will demonstrate to customers the advantages of the Company's services in comparison to its more direct competitors. The Company had installed approximately 126 Eagle- Ship personal computers for approximately 85 of the Company's high-volume customers as of September 1999. The Company believes that Eagle-Ship enhances its ability to market to national accounts.

         For information regarding the Company's Year 2000 compliance program, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues."

LOGISTICS SERVICES

         Many customers are increasingly demanding more than the simple movement of freight from their transportation suppliers. To meet these needs, suppliers, including Eagle, seek to customize their services, by, among other things, providing information on the status of materials, components and finished goods through the logistics pipeline and performance reports on and proof of delivery for each shipment.

         The Company utilizes its logistics expertise to maximize the efficiency and performance of its forwarding and other transportation services to its customers. In addition, the Company provides transportation consulting services and makes available its expertise and resources to assist customers in balancing their transportation needs against budgetary constraints by developing logistics plans for its customers. The Company staffs and manages the shipping department of some of its customers that outsource their transportation function and may seek to provide outsourcing services to other customers in the future. The Company also provides other ancillary services, including electronic data interchange, custom shipping reports, computerized tracking of shipments, customs brokerage, air charters, warehousing, cargo assembly and protective packing and crating. The Company has recently begun to expand its services to include warehousing and distribution management.

         The Company has established Eagle Exhibitor Services, an internal group that focuses on the special needs of exhibitors in the trade show industry. In addition to air freight forwarding and charter services, this group provides special exhibit handling, by-appointment delivery, caravan services and short-term warehousing.

MARKETING AND CUSTOMERS

         The Company markets its services through an organization consisting of approximately 210 full-time salespersons supported by the sales efforts of senior management, its regional managers, its regional operation managers, its terminal managers and its national services center. The Company plans to emphasize the marketing of international services through its existing sales force and through the expected addition of sales personnel at its international terminals. Managers at each terminal are responsible for customer service and coordinate the reporting of customers' requirements and expectations with the regional managers and sales staff. In addition, the regional managers are responsible for the financial performance of the stations in their region. Company employees are available 24 hours a day to respond to customer inquiries.

         The Company has increased its emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to integrated carriers and a very small number of forwarders. The Company believes that its recent growth and development has enabled it to more effectively compete for and obtain these accounts.

         The Company's customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts and apparel and entertainment. For the fiscal year ended September 30, 1999, no customer accounted for greater than 10% of the Company's revenues. Adverse conditions in the industries of the Company's customers could cause the Company to lose a significant customer or experience a decrease in the shipment volume of its customers. Either of these events could negatively impact the Company. The Company expects that demand for the Company's services, and consequently its results of operations, will continue to be sensitive to domestic and, as the Company continues to expand internationally, global economic conditions and other factors beyond its control.

EMPLOYEES

         The Company had approximately 2,600 full-time employees at September 30, 1999, including approximately 210 sales personnel. None of the Company's employees are currently covered by a collective bargaining agreement.

The Company has experienced no work stoppages and considers its relations with its employees to be good. The Company also has contracts with approximately 1,600 independent owner/operators of local delivery services as of September 30, 1999. The independent owner/operators own, operate and maintain the vehicles they use in their work for the Company and may employ qualified drivers of their choice. Company-owned or leased vehicles are driven by approximately 234 Company employees as of September 30, 1999.

         The Company pays its entire sales force and most of its operations personnel what it believes is significantly more than the industry average. The Company also offers a broad-based compensation plan to these employees. Sales personnel are paid a gross commission on shipments sold. Operations personnel and management are paid bonuses based on the profitability of their terminals, as well as the overall profitability of the Company. To ensure quality control and the profitability of accounts, terminal managers retain the final approval on all accounts.

REGULATION

         The Company's air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the Department of Transportation, although air freight forwarders are exempted from most of the Act's requirements by the Economic Aviation Regulations. The Company's foreign air freight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

         The Company's delivery operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. In addition, some of the Company's delivery operations are regulated by the Surface Transportation Board. These state and federal authorities have broad power, including the power to approve specified mergers, consolidations and acquisitions, and regulate the delivery of some types of shipments and operations within particular geographic areas. The Surface Transportation Board has the power to regulate motor carrier operations, approve some rates, charges and accounting systems and require periodic financial reporting. Interstate motor carrier operations are also subject to safety requirements prescribed by the Federal Department of Transportation. In some potential locations for the Company's delivery operations, state and local permits and licenses may be difficult to obtain.

         The Company's truck brokerage operations subject it to regulation as a property broker by the Surface Transportation Board, and the Company has obtained a property broker license and surety bond. The Company's domestic customs brokerage operations are subject to the licensing requirements of the United States Department of the Treasury and are regulated by the United States Customs Service. The Company has received its customs brokerage license from the United States Customs Service and is currently applying for additional related approvals. The Company's foreign customs brokerage agents are licensed in and subject to the regulations of their respective countries.

         The Federal Maritime Commission (the "FMC") regulates the Company's ocean forwarding operations. The FMC licenses ocean freight forwarders. Indirect ocean carriers (Non-Vessel Operating Common Carriers) are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices. Some portions of the Company's warehouse operations require (i) registration under the Gambling Act of 1962 and a license or registration by the U.S. Department of Justice, (ii) authorizations and bonds by the U.S. Treasury Department, (iii) a license by the Bureau of Alcohol, Tobacco & Firearms of the U.S. Treasury Department and (iv) approvals by the United States Customs Service.

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

         The Company does not believe that costs of regulatory compliance have had a material adverse impact on its operations to date. However, failure of the Company to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of the Company's operating permits or authorities. The Company cannot give assurance as to the degree or cost of future regulations on the Company's business.

ITEM  2.   PROPERTIES

         The Company conducts its air freight forwarding operations through 78 terminals located on or near airports throughout the United States and in Canada, Mexico, Latin America, Europe and Asia. Terminals are managed by a station manager who is assisted by an operations manager. As of September 30, 1999, the Company's corporate office occupied approximately 135,279 square feet of space in a facility located in Houston, Texas. The Company's 78 freight forwarding terminal locations typically are located at or near major metropolitan airports and each occupies approximately 1,000 to 160,000 square feet of leased space and typically consist of offices, warehouse space, bays for loading and unloading and facilities for packing. In addition, the Company has locations that are limited to sales and administrative activities. Currently, other than its Houston headquarters phase II facility and Newark terminal, all of these properties are leased, although the Company may purchase or construct facilities if it believes it can do so on a more attractive basis. Generally, each terminal location lease is for a term of two to six years and generally expires between fiscal 1999 and fiscal 2006. From time to time, the Company may expand or relocate terminals to accommodate growth.

         The Company's freight forwarding and local pickup and delivery terminals as of September 30, 1999 were:


LOCATION AND YEAR FREIGHT                       LOCATION AND YEAR FREIGHT
FORWARDING SERVICES BEGAN                       FORWARDING SERVICES BEGAN
-------------------------                       -------------------------

UNITED STATES                                   Salt Lake City, Utah*-1996
Houston, Texas*-1984                            Honolulu, Hawaii-1996
Dallas, Texas*-1988                             Columbus, Ohio*-1996
St. Louis, Missouri*-1989                       Tulsa, Oklahoma*-1996
Atlanta, Georgia*-1989                          Omaha, Nebraska*-1996
Los Angeles, California*-1991                   Tucson, Arizona*-1996
San Francisco, California*-1991                 Laredo, Texas*-1996
Chicago, Illinois*-1992                         Anchorage, Alaska-1996
Newark, New Jersey*-1992                        Richmond, Virginia*-1996
Boston, Massachusetts*-1993                     South Bend, Indiana*-1997
Charlotte, North Carolina*-1993                 Harrisburg, Pennsylvania*-1997
Denver, Colorado*-1993                          Reno, Nevada*-1997
San Antonio, Texas*-1993                        Nashville, Tennessee*-1997
El Paso, Texas*-1993                            Little Rock, Arkansas*-1997
Orlando, Florida*-1993                          Wichita, Kansas*-1998 Tampa,
San Diego, California*-1993                     Florida*-1998
Seattle, Washington*-1993                       Norfolk, Virginia*-1998
Kansas City, Missouri*-1994                     Jackson, Mississippi*-1998
Oklahoma City, Oklahoma*-1994                   Birmingham, Alabama*-1998
Raleigh-Durham, North Carolina*-1994            Louisville, Kentucky*-1998
Austin, Texas*-1994                             Jacksonville, Florida*-1999
Greenville, South Carolina*-1994                Washington, D.C.*-1999
Cincinnati, Ohio*-1994                          Rochester, New York*-1999
Minneapolis, Minnesota*-1994                    Toledo, Ohio**
Memphis, Tennessee*-1994                        Longview, Texas**
Detroit, Michigan*-1994                         Beaumont, Texas**
Portland, Oregon*-1994
Baltimore, Maryland/Washington, D.C.*-1994      CANADA
Phoenix, Arizona*-1994                          Toronto, Ontario*-1996
Cleveland, Ohio*-1994                           Montreal, Quebec* -1998
Philadelphia, Pennsylvania*-1994                Vancouver, British Columbia-1999
McAllen, Texas*-1995
Albuquerque, New Mexico*-1995                   MEXICO
Las Vegas, Nevada*-1995                         Monterrey, Mexico-1997
Indianapolis, Indiana*-1995                     Guadalajara, Mexico-1997
Sacramento, California*-1995                    Mexico City, Mexico-1997
San Juan, Puerto Rico*-1995
Pittsburgh, Pennsylvania*-1995                  LATIN AMERICA
Milwaukee, Wisconsin*-1995                      Buenos Aires, Argentina-1999
New Orleans, Louisiana*-1996                    Sao Paulo, Brazil-1999
Miami, Florida*-1996                            Lima, Peru-1999
Hartford, Connecticut*-1996

EUROPE                                          ASIA
London Heathrow, England-1998                   Kowloon, Hong Kong-1998
Birmingham, England-1998
Manchester, England-1998
London-Gatwick, England-1998









---------------------

*  Includes local pickup and delivery operations.
** Local pickup and delivery operations only.

ITEM 3.   LEGAL PROCEEDINGS

         In December 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against the Company and some of its subsidiaries (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). In the Commissioner's Charge, the EEOC charged the Company and some of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (i) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (ii) failures to investigate, (iii) failures to maintain proper records and (iv) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

         On December 15, 1999 the EEOC terminated its active investigation of the Commission's Charge with respect to any requests for information or contact with the Company. The Company now anticipates that the EEOC will make its final determination with respect to the matters raised in the Commissioner's Charge within the next six months and that final determination will propose a plan for the final resolution of those matters. In the event of an adverse determination, the Company and the EEOC would likely first seek to resolve the issues through a conciliation process. In the event that all issues are not resolved through the conciliation process, any adverse determination would likely result in a civil action by the EEOC that could seek back pay, other compensatory damages, and punitive damages for the allegedly aggrieved persons. The Company cannot currently predict with any great degree of certainty the length of time it will take to resolve this matter, the likely outcome of this matter or the effect of any such outcome. The Company, however, continues to vigorously defend against the allegations contained in the Commissioner's Charge.

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. Except as described above, the Company is not currently a party to any material litigation and is not aware of any litigation threatened against it, which it believes would have a material adverse effect on its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

         The following table sets forth certain information concerning the executive officers of the Company as of November 1, 1999:


         NAME                   AGE                    POSITION
         ----                   ---                    --------
James R. Crane                  45            Chairman of the Board of Directors,
                                              President and Chief Executive Officer

John C. McVaney                 41            Executive Vice President, Domestic

Douglas A. Seckel               48            Treasurer

Elijio V. Serrano               42            Chief Financial Officer

Ronald E. Talley                48            Chief Operating Officer

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

         Douglas A. Seckel has served as Treasurer of the Company since May
1991 and as director of the Company since May 1995. He served as Chief Financial Officer of the Company from April 1989 to October 1999. Mr. Seckel and Mr. Crane are first cousins.

         Elijio V. Serrano joined the Company as Chief Financial Officer in October 1999. From 1998 to 1999, he served as Vice President and General Manager for a Geco-Prakla business unit at Schlumberger Limited, an international oilfield services company. From 1992 to 1998, Mr. Serrano served as controller for various Schlumberger business units. During 1982 to 1992, he served in various financial management positions within the Schlumberger organization.

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

                                     PART II

ITEM 5.   MARKET FOR  REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

         The Company's common stock has been publicly traded through the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol EUSA since the Company's initial public offering effective November 30, 1995. The following table sets forth the quarterly high and low closing sales prices for each indicated quarter of fiscal 1999 and 1998, as adjusted retroactively for a 3-for-2 stock split which occurred on August 30, 1999:


Quarter Ended                               High                                        Low
---------------------------------------------------------------------------------------------

December 31,1997                            23.83                                       17.00
March 31, 1998                              21.00                                       15.73
June 30, 1998                               23.79                                       17.25
September 30, 1998                          24.42                                        8.00

December 31, 1998                           16.33                                        8.33
March 31, 1999                              21.67                                       14.83
June 30, 1999                               32.33                                       21.42
September 30, 1999                          29.94                                       24.08

         There were approximately 109 shareholders of record (excluding brokerage firms and other nominees) of the Company's common stock as of November 30, 1999.

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

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company which have been derived from the Company's Consolidated Financial Statements. The selected financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere in this report.


                                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                              -------------------------------------------------------------------------------------
                                                 1999               1998              1997               1996              1995
                                              ---------------  ---------------   ---------------     -------------     ------------
                                                         (In thousands, except per share and operating data)
        STATEMENT OF INCOME DATA:
Revenues                                     $  595,173         $  417,083           $291,767           $185,445           $126,214
Operating income                                 44,992             32,220             25,699             17,849             12,205
Net income(1)                                    28,498             21,032             16,798             11,481              7,507
Basic earnings per share(2)                        1.01                .75                .63                .46                .37
Basic weighted average shares
   outstanding (2)                               28,291             28,101             26,688             24,873             20,309
Diluted earnings per share (2)                      .98                .72                .60                .44                .34
Diluted weighted average shares
   outstanding (2)                               29,116             29,061             28,023             26,282             22,173

OPERATING DATA:
Net revenue margin                                42.9%              44.1%              43.9%              44.3%              42.7%
Operating margin                                   7.6%               7.7%               8.8%               9.6%               9.7%
Operating ratio (3)                               92.4%              92.3%              91.2%              90.4%              90.3%
Same terminal revenue growth(4)                   35.0%              25.0%              48.7%              29.3%              29.1%
Air freight terminals at period end                  78                 71                 60                 47                 37
Local delivery locations at period end               67                 64                 44                 28                 11
Freight forwarding shipments                  1,407,917          1,048,795            832,704            524,685            382,583
Average revenue per freight forwarding
   shipment                                  $      387         $      366           $    329           $    331           $    314
Average weight (lbs) per freight
  forwarding shipment                               683                623                521                576                608

BALANCE SHEET DATA:  (at year end)
Working capital                              $  105,836         $   87,908           $ 60,638           $ 41,487           $  6,852
Total assets                                    208,991            157,413            106,871             71,729             24,468
Long-term indebtedness, net of                        0                  0                  0                  0              8,474
  current portion
Shareholders' equity                            143,627            119,046             80,504             50,442              1,699

-----------------------

(1) Net income for fiscal 1996 and 1995 includes a pro forma charge of $945 and $3,682, respectively, which represents the estimated federal income taxes that would have been reported had Eagle been a C Corporation prior to December 4, 1995.

(2) Net income per share for fiscal 1996 and 1995 is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted to include the following: (i) the retroactive restatement giving effect to the 2-for-1 stock split in August 1996; (ii) the retroactive restatement giving effect to the 3-for-2 stock split in August 1999; (iii) the weighted average of common stock equivalents issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method; and (iv) the number of shares required to be sold by the Company to fund S Corporation shareholder distributions upon closing of the initial public offering. The computation for the year ended September 30, 1996 also includes the number of shares that the Company's Chairman of the Board received upon the closing of the initial public offering in connection with the Company's acquisition of interests in subsidiaries.

(3)      Operating expenses as a percentage of revenue.

(4) Percentage increase in revenues for those terminals open as of the beginning of the prior fiscal year.

         Forward Looking Statements. The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K), including, but not limited to, those relating to the availability of cargo space; the Company's overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo; future international revenue and international market growth; the future expansion and results of the Company's terminal network; plans for local delivery services and truck brokerage; future improvements in the Company's information systems and logistic systems and services; technological advancements; future marketing results; construction of the new facilities; the effect of litigation; matters relating to the Commission's Charge; future costs of transportation; future operating expenses; future margins; any seasonality of the Company's business; future dividend plans; future acquisitions and the effects, benefits, results, terms or other aspects of any acquisition; the timing, terms or completion of any pending acquisition or other transaction; effects of the Year 2000 issue; ISO certification; effect of improvement studies; "building for a billion;" ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; timing of construction and other projects; future expectations; and any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals; and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed under "Risk Factors" below, the Company's future financial and operating results, financial condition, cash needs and demand for its services, as well as other factors detailed in this document and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

                                  RISK FACTORS

         If any of the following events actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of the common stock could decline, and an investor may lose all or part of his investment. The risks and uncertainties described below are not the only ones facing the Company.

         THE COMPANY MAY NOT BE SUCCESSFUL IN CONTINUING ITS GROWTH EITHER INTERNALLY OR THROUGH ACQUISITION

         The Company has experienced significant growth, primarily through increases in sales at existing terminals and opening new terminals. In December 1999, the Company entered into agreements to acquire two commonly controlled freight forwarding companies operating in Canada. The Company also completed two acquisitions in 1998 and one in 1997. The Company anticipates that its growth strategy in the future will primarily focus on internal growth in its domestic and international freight forwarding, local pickup and delivery and truck brokerage business, and could also include additional acquisitions. The Company's ability to continue its growth will depend on a number of factors, including:

         o        existing and emerging competition,
         o        its ability to open new terminals,
         o its ability to maintain profit margins in the face of competitive pressures,
         o the continued recruitment, training and retention of operating and management employees,
         o        the strength of demand for its services,
         o        the availability of capital to support its growth, and
         o the ability to identify, negotiate and fund acquisitions when appropriate.

         Acquisitions involve risks, including those relating to:

         o        the integration of acquired business,
         o        the retention of prior levels of business,
         o        the retention of employees,
         o        the diversion of management attention,
         o        the amortization of acquired intangible assets, and
         o        unexpected liabilities.

         The Company cannot give assurance that it will be successful in implementing any of its business strategy or plans for future growth.

         THE COMPANY'S BUSINESS COULD BE ADVERSELY IMPACTED BY NEGATIVE CONDITIONS IN THE INDUSTRIES OF ITS PRINCIPAL CUSTOMERS, IN PARTICULAR THE PERSONAL COMPUTER, ELECTRONICS, TELECOMMUNICATIONS AND RELATED INDUSTRIES

         Demand for the Company's services could be adversely impacted by negative conditions in the industries of its customers. A substantial number of its principal customers are in the personal computer, electronics, telecommunications and related industries. These customers collectively accounted for a substantial percentage of its revenues in fiscal 1999 and 1998. Adverse conditions in the industries of its customers could cause the Company to lose a significant customer or experience a decrease in the shipment volume of its customers. Either of these events could negatively impact its financial results. The Company expects that demand for its services, and consequently its results of operations, will continue to be sensitive to domestic and, as the Company continues to expand internationally, global economic conditions and other factors beyond its control.

         THE COMPANY'S ABILITY TO SERVE ITS CUSTOMERS DEPENDS ON THE AVAILABILITY OF CARGO SPACE FROM THIRD PARTIES

         The Company's ability to serve its customers depends on the availability of air cargo space, including space on passenger and cargo airlines that service the transportation lanes the Company uses. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines serving particular transportation lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond its control. Although the Company does not believe that the lack of cargo space has had a significant impact on its ability to book cargo space to date, future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines for cargo space.

         THE COMPANY MAY LOSE BUSINESS TO COMPETITORS, PARTICULARLY THOSE WITH GREATER FINANCIAL RESOURCES OR ESTABLISHED INTERNATIONAL NETWORKS

         Competition within the freight industry is intense. The Company competes with fully integrated carriers, including BAX Global, Inc. and Emery Air Freight Corporation, that have substantially greater financial resources than the Company. As the Company expands its international operations, the Company expects to encounter increased competition from those forwarders that have a predominantly international focus and have established international networks that are much more extensive than the Company's, including Air Express International Corporation, Expeditors International of Washington, Inc., Fritz Companies Inc. and Circle International Group, Inc. The Company also encounters competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. The Company's inability to compete successfully in its industry could cause the Company to lose customers or lower the volume of its shipments.

         THE COMPANY IS SUBJECT TO CLAIMS ARISING FROM ITS PICKUP AND DELIVERY OPERATIONS

         At September 30, 1999, the Company utilized the services of approximately 1,800 drivers in connection with its local pickup and delivery operations. From time to time, these drivers are involved in accidents. Although most of these drivers are independent contractors, the Company could be held liable for their actions. The Company currently carries, or requires its independent owner/operators to carry, liability insurance of $1.0 million for each accident. However, claims against the Company may exceed the amount of coverage. A material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, could materially affect the Company. In addition, significant increases in insurance costs as a result of these claims could reduce the Company's profitability.

         EVENTS IMPACTING THE VOLUME OF INTERNATIONAL TRADE COULD ADVERSELY AFFECT THE COMPANY'S INTERNATIONAL OPERATIONS

         The Company's international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations. This trade is influenced by many factors, including:

         o economic and political conditions in the United States and abroad,
         o        major work stoppages,
         o exchange controls, the Euro conversion and currency fluctuations,
         o        wars and other armed conflicts, and
         o United States and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

         Trade-related events beyond the Company's control, like a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on the Company's international operations.

         THE COMPANY'S SUCCESS DEPENDS ON THE EFFORTS OF ITS FOUNDER AND ITS OTHER KEY MANAGERS AND PERSONNEL

         The Company's founder, James R. Crane, serves as President and Chairman of the Board. The Company believes that its future success will be highly dependent upon the continuing efforts of Mr. Crane and its other executive officers, key employees and regional managers, as well as its ability to attract and retain other skilled managers and personnel. The loss of the services of any of its key personnel could have a material adverse effect on the Company.

         THE COMPANY MAY BE VULNERABLE TO YEAR 2000 FAILURES THAT COULD LEAD TO AN UNINSURED BUSINESS INTERRUPTION

         A Year 2000 failure of the Company's internal systems or the systems of its customers, suppliers or other third parties could result in a business interruption that adversely affects the Company's business, financial condition or operations. The Company is not insured for this type of loss. For a more detailed description of the Year 2000 issues facing the Company, see "Part II -
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations -Year 2000 Issues."

         THE COMPANY IS CONTROLLED BY ITS PRINCIPAL SHAREHOLDER, AND THIS COULD DELAY OR PREVENT A CHANGE OF CONTROL OF THE COMPANY

         As of November 30, 1999, James R. Crane owned approximately 41.0% of the outstanding shares of the Company's common stock. As a result, Mr. Crane individually will be in a position to control the Company through his ability to significantly influence the outcome of elections of its directors and other matters submitted to a vote of shareholders. Mr. Crane's ownership of the Company's common stock may have the effect of delaying or preventing a change of control of the Company.

         THE COMPANY COULD INCUR ADDITIONAL EXPENSES OR TAXES IF THE INDEPENDENT OWNER/OPERATORS IT USES IN CONNECTION WITH ITS LOCAL PICKUP AND DELIVERY OPERATIONS ARE FOUND TO BE "EMPLOYEES" RATHER THAN "INDEPENDENT CONTRACTORS"

         The Internal Revenue Service, state authorities and other third parties have at times successfully asserted that independent owner/operators in the transportation industry, including those of the type the Company uses in connection with its local pickup and delivery operations, are "employees" rather than "independent contractors." Although the Company believes that the independent owner/operators the Company uses are not employees, the IRS, state authorities or others could challenge this position, and federal and state tax or other applicable laws, or interpretations of applicable laws, could change. If they do, the Company could incur additional employee benefit-related expenses and could be liable for additional taxes, penalties and interest for prior periods and additional taxes for future periods.

         THE COMPANY'S FAILURE TO COMPLY WITH GOVERNMENTAL PERMIT AND LICENSING REQUIREMENTS COULD RESULT IN SUBSTANTIAL FINES OR REVOCATION OF ITS OPERATING AUTHORITIES

         The Company's operations are subject to various state, local, federal and foreign regulations that in many instances require permits and licenses. The Company's failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of its operating authorities.

         PROVISIONS OF THE COMPANY'S CHARTER AND BYLAWS AND OF TEXAS LAW MAY DELAY OR PREVENT TRANSACTIONS THAT WOULD BENEFIT SHAREHOLDERS

         The Company's articles of incorporation and bylaws and Texas law contain provisions that may have the effect of delaying, deferring or preventing a change of control of the Company. These provisions, among other things:

         o authorize the Company's board of directors to set the terms of preferred stock,
         o restrict the ability of shareholders to take action by written consent, and
         o restrict the Company's ability to engage in transactions with 20% shareholders.

         Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with the Company's board of directors rather than pursue non-negotiated takeover attempts.

As a result, these provisions may make it more difficult for the Company's shareholders to benefit from transactions that are opposed by an incumbent board of directors.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto.

OVERVIEW

         During the past two fiscal years, the Company's revenues increased at a compound annual rate of 42.8% to $595.2 million in the fiscal year ended September 30, 1999 from $291.8 million in the fiscal year ended September 30, 1997, and its operating income increased at a compound annual rate of 32.5% to $45.0 million in fiscal 1999 from $25.7 million in fiscal 1997. Historically, the Company has grown primarily through internal expansion, including developing its terminal network, expanding its service offerings and sales force and increasing its customer base. The Company has also made acquisitions on a limited basis and has additional acquisitions pending. Since October 1, 1996, it has added 31 terminals, increasing the total to 78 at September 30, 1999. At that date, seven of these 78 terminals had been open less than 12 months.

         The Company plans to continue to expand its terminal network. The Company currently plans to open terminals in approximately 10 additional cities by the end of fiscal 2000. These plans, however, are subject to change based on a variety of factors. The Company may also complement its internal expansion with selective acquisitions.

         The opening of a new terminal generally has an initial short-term negative impact on the Company's profitability due to the operating losses of the new terminal. However, the opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability. Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers.

         The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher gross revenues and net revenue per shipment than domestic shipments. However, costs of transportation as a percentage of revenues are typically higher for international freight than for domestic freight. The Company does not expect its operating expenses to increase in proportion to increased international revenues. In April 1998, the Company expanded its international operations through the acquisition of the operations of Eagle Transfer, Inc. and of S. Boardman (Air Services Limited). Additionally, the Company commenced operations in Hong Kong during September 1998 and in Argentina, Brazil and Peru during the fourth quarter of fiscal 1999.

         The Company also intends to continue the growth of its local pickup and delivery operations. By providing local pickup and delivery services for the Company's freight forwarding shipments, the Company has been able to increase its net revenue margin with respect to these shipments because it captures margins which were previously paid to third parties. However, the Company's local pickup and delivery services provided to other, non-forwarding customers generate a lower net revenue margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

RESULTS OF OPERATIONS

         The following table presents certain statement of income data as a percentage of revenues for the periods indicated.


                                                          Fiscal Year Ended September 30,
                                                          ------------------------------
                                                           1999        1998        1997
                                                          ------      ------      ------
Revenues                                                   100.0%      100.0%      100.0%
Cost of transportation                                      57.1        55.9        56.1
                                                          ------      ------      ------
Net revenues                                                42.9        44.1        43.9

   Personnel costs                                          21.7        23.4        23.2
   Other selling, general and administrative expenses       13.6        13.0        11.9
                                                          ------      ------      ------
Operating expenses                                          35.3        36.4        35.1
                                                          ------      ------      ------
Operating income                                             7.6%        7.7%        8.8%
                                                          ======      ======      ======
Net income                                                   4.8%        5.0%        5.8%


FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

         Revenues increased 42.7% to $595.2 million in fiscal 1999 from $417.1 million in fiscal 1998 primarily due to increases in the number of shipments and total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during that period, an increase in penetration in airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of two acquisitions completed in fiscal 1998. For those freight forwarding terminals open prior to the beginning of fiscal 1998 (60 terminals), revenues increased approximately 35.0% to $498.7 million in fiscal 1999 from $369.5 million in fiscal 1998. Revenues for fiscal 1999 were comprised of $545.1 million of forwarding revenues and $50.1 million of local pickup and delivery revenues. Total local pickup and delivery revenues for fiscal 1999 were $155.8 million. This amount includes $105.7 million of intercompany sales that were eliminated upon consolidation and $50.1 million in services to third-party (non-forwarding) customers. Of the Company's fiscal 1999 forwarding revenues, $110.2 million were attributable to international shipments (defined as shipments that cross a national border).

         Cost of transportation increased as a percentage of revenues to 57.1% in fiscal 1999 from 55.9% in fiscal 1998. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 45.8% to $340.1 million in fiscal 1999 from $233.3 million in fiscal 1998 as a result of increases in air freight shipped. Net revenue margin decreased to 42.9% in fiscal 1999 from 44.1% in fiscal 1998. The primary reason for the margin decline was increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Net revenues increased 38.8% to $255.1 million in fiscal 1999 from $183.8 million in fiscal 1998.

         Operating expenses decreased as a percentage of revenues to 35.3% in fiscal 1999 from 36.4% in fiscal 1998. Operating expenses increased in absolute terms by 38.6% to $210.1 million in fiscal 1999 from $151.6 million in fiscal 1998. Personnel costs decreased as a percentage of revenues to 21.7% in fiscal 1999 from 23.4% in fiscal 1998, and increased in absolute terms by 32.1% to $128.9 million in fiscal 1999 from $97.6 million in fiscal 1998. These increases were due to increased staffing needs associated with the opening of seven new terminals, the opening of three new local delivery operations, the effect of overseas expansion, expanded operations at existing terminals and increased commissions resulting from higher revenues. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff of its domestic and international forwarding and local delivery operating units and to prepare for any additional growth. Other selling, general and administrative expenses increased as a percentage of revenues to 13.6% in fiscal 1999 from 13.0% in fiscal 1998, and increased in absolute terms by 50.2% to $81.1 million in fiscal 1999 from $54.0 million in fiscal 1998. In fiscal 1999, selling expenses decreased as a percentage of revenues by 0.1% and other general and administrative expenses increased as a percentage of revenues by 0.7% compared to fiscal 1998. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in fiscal year 1999, increased expenses attributable to the Company's acquisitions, the Company's new headquarter facilities and increased professional fees.

         Operating income increased 39.6% to $45.0 million in fiscal 1999 from $32.2 million in fiscal 1998 for the reasons indicated above. Operating margin for fiscal 1999 decreased slightly to 7.6% of revenues from 7.7% of revenues in fiscal

1998. Non-operating income increased to approximately $2.5 million in fiscal 1999 from approximately $1.8 million in fiscal 1998 primarily due to increased amounts of short-term investments as a result of cash generated from operations.

         Income before income taxes increased 39.6% to $47.5 million in fiscal 1999 from $34.0 million in fiscal 1998. Provision for income taxes for fiscal 1999 was $19.0 million compared to provision for income taxes of $13.0 million for fiscal 1998. Net income increased 35.5% to $28.5 million in fiscal 1999 from $21.0 million in fiscal 1998. Diluted earnings per share increased 36.1% to $0.98 per share in fiscal 1998 from $0.72 per share in fiscal 1998.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

         Revenues increased 43.0% to $417.1 million in fiscal 1998 from $291.8 million in fiscal 1997 primarily due to increases in the number of shipments and total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during that period, an increase in penetration in existing markets, the effect of three acquisitions and the addition of significant national account customers. For those terminals open as of the beginning of fiscal 1997, revenues increased approximately 25.0% to $335.3 million in fiscal 1998 from $268.2 million in fiscal 1997. Revenues for fiscal 1998 were comprised of $384.0 million of forwarding revenues, $32.8 million of local pickup and delivery revenues and $338,000 of other freight forwarding revenues. Total local pickup and delivery revenues for fiscal 1998 were $112.0 million. This amount includes $79.2 million of intercompany sales to Eagle that were eliminated upon consolidation and $32.8 million in services to third party (non-forwarding) customers. Of the Company's fiscal 1998 forwarding revenues, $46.4 million were attributable to international shipments.

         Cost of transportation decreased as a percentage of revenues to 55.9% in fiscal 1998 from 56.1% in fiscal 1997. The decrease was primarily attributable to the continued expansion of the local pickup and delivery operations, enabling the Company to capture margins previously paid to third parties. Cost of transportation increased in absolute terms by 42.6% to $233.3 million in fiscal 1998 from $163.6 million in fiscal 1997 as a result of increases in air freight shipped. Net revenue margin increased to 44.1% in fiscal 1998 from 43.9% in fiscal 1997. Net revenues increased 43.4% to $183.8 million in fiscal 1998 from $128.2 million in fiscal 1997.

         Operating expenses increased as a percentage of revenues to 36.4% in fiscal 1998 from 35.1% in fiscal 1997. Operating expenses increased in absolute terms by 48.0% to $151.6 million in fiscal 1998 from $102.5 million in fiscal 1997. Personnel costs increased slightly as a percentage of revenues to 23.4% in fiscal 1998 from 23.2% in fiscal 1997, and increased in absolute terms by 43.9% to $97.6 million in fiscal 1998 from $67.8 million in fiscal 1997. These increases were due to increased staffing needs associated with the opening of 11 new terminals, the opening of new local delivery operations, the effect of acquisitions, expanded operations at existing terminals, increased commissions resulting from higher revenues, and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff of its domestic, international and local delivery operating units and to prepare for any additional growth. Other selling, general and administrative expenses increased as a percentage of revenues to 13.0% in fiscal 1998 from 11.9% in fiscal 1997, and increased in absolute terms by 56.0% to $54.0 million in fiscal 1998 from $34.6 million in fiscal 1997. In fiscal 1998, selling expenses decreased as a percentage of revenues by 0.3% and other general and administrative expenses increased as a percentage of revenues by 1.4% compared to fiscal 1997. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in fiscal year 1998, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facilities and increased professional fees.

         Operating income increased 25.4% to $32.2 million in fiscal 1998 from $25.7 million in fiscal 1997 for the reasons indicated above. Operating margin for fiscal 1998 was 7.7% of revenues, down from 8.8% of revenues in fiscal 1997 primarily due to the higher operating expenses as a percentage of revenues described above. Non-operating income increased to approximately $1.8 million in fiscal 1998 from approximately $1.7 million in fiscal 1997 due to increased amounts of short-term investments as a result of the cash proceeds from the Company's initial and secondary public offerings. The 1997 amount included $375,000 from reimbursements related to a public offering.

         Income before income taxes increased 24.1% to $34.0 million in fiscal 1998 from $27.4 million in fiscal 1997. Provision for income taxes for fiscal 1998 was $13.0 million compared to provision for income taxes of $10.6 million for fiscal 1997. Net income increased 25.2% to $21.0 million in fiscal 1998 from $16.8 million in fiscal 1997. Diluted earnings per share increased 21.1% to $0.72 per share in fiscal 1998 from $0.60 per share in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments increased $2.7 million to $52.4 million at September 30, 1999 from $49.7 million at September 30, 1998. At September 30, 1999, the Company had working capital of $105.8 million and a current ratio of 2.70 compared to working capital of $87.9 million and a current ratio of 3.42 at September 30, 1998. The Company's working capital has increased primarily as a result of profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures were approximately $13.4 million for fiscal 1999 and $11.9 million for fiscal 1998. The Company believes that cash flow from operations will be adequate to support its normal working capital and capital expenditures requirements for at least the next 12 months.

         Other than its public stock offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease or purchase arrangements. The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

         On August 11, 1999, the Company announced that its Board of Directors had authorized the repurchase of up to 750,000 shares of its common stock. During fiscal 1999, the Company repurchased 200,250 shares of its common stock pursuant to this board authorization. In addition, the Company repurchased 844,800 shares of its common stock during fiscal 1999 pursuant to prior board authorizations. Subsequently, 22,800 of the shares repurchased were resold pursuant to the Company's employee stock purchase plan. The total cost of these share repurchases as of September 30, 1999 was approximately $14.8 million.

         The Company's subsidiaries in the United Kingdom, Hong Kong and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing some transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At September 30, 1999, the Company was contingently liable for approximately $2.6 million under outstanding letters of credit and guarantees related to these obligations.

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its recently completed Houston terminal, warehouse and headquarters facility (the "Houston facility"). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR rate plus 145 basis points beginning on July 1, 1998 through October 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on October 2, 2002. As of September 30, 1999, the lease balance was approximately $8.3 million.

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR rate plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations continue for a term of 52 months. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due at the end of each lease term. Construction began during fiscal 1999 on five terminal facilities. As of September 30, 1999, the aggregate lease balance was approximately $10.6 million under the master operating lease agreement.

         The Company has an option, exercisable at anytime during the lease term, and under particular circumstances may be obligated, to acquire the Houston terminal and each of its other financed facilities for an amount equal to the outstanding lease balance. If the Company does not exercise the purchase option, and does not otherwise meet its obligations, it is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits. The Company expects that the amount of any deficiency payment would be expensed.

         As of September 30, 1999, the Company had entered into commitments to construct warehouse and terminal facilities for an aggregate cost of approximately $9.0 million. Payment for the construction of the facilities is being made from cash balances. As of September 30, 1999, the Company had paid approximately $254,000 of the commitments. Construction of the facilities is estimated to be completed during fiscal 2000.

         As of September 30, 1999, the Company had outstanding non-qualified stock options to purchase an aggregate of 4,529,061 shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $0.83 to $24.85). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the fiscal years ended September 30, 1999 and 1998 of non-qualified stock options to purchase an aggregate of 766,512 and 935,778 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $11.5 million and $12.9 million. The Company has recognized a reduction of its federal and state income tax liability of approximately $4.5 million and $4.7 million in fiscal 1999 and 1998. Accordingly, the Company recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then-fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and the Company's ability to fully utilize any tax deductions.

         In February 1997, the Company completed an underwritten secondary public offering of 2,669,883 shares of its common stock. The Company sold 348,246 of these shares and received net proceeds of $6.2 million. In January 1998, the Company completed an underwritten secondary public offering of 3,018,750 shares of its common stock. The Company sold 393,750 of these shares and received net proceeds of $6.6 million. The net proceeds received by the Company from these sales were used for general corporate purposes.

         In December 1999, the Company entered into a commitment letter with a bank to obtain a $50 million revolving line of credit. Terms of the agreement are subject to further negotiation; however, the Company expects that the revolving line of credit will mature in one year, will bear interest based upon a LIBOR rate plus approximately 63 basis points and include various restrictive financial and operating covenants. The Company anticipates that borrowings under this credit facility may be used to finance future acquisitions, joint venture operations or capital expenditures or for other corporate purposes. The Company can give no assurance as to whether it will enter into this credit facility or as to the final terms of the agreement.


ACQUISITIONS

         On September 19, 1997, the Company acquired the operating assets and assumed some liabilities of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company issued 50,043 shares of common stock, valued at $1.0 million, and paid approximately $5.6 million in cash. The acquisition agreement also provides for three contingent payments of up to $1.75 million annually if specified annual sales goals are achieved over the next three years. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair market value of the net assets acquired. The results of operations for the acquired business was included in the consolidated statement of income from the acquisition date forward. Through September 30, 1999, contingent payments of $2.8 million had been recorded and recognized as additional goodwill.

         On April 3, 1998, the Company acquired substantially all of the operating assets and assumed some liabilities of Eagle Transfer, Inc., a privately held international freight forwarder/consolidator based in Miami, Florida. Despite the similarity in names, the Company and Eagle Transfer had no prior affiliation. On April 14, 1998, the Company acquired all of the outstanding stock of S. Boardman (Air Services) Limited, a privately held full services forwarder based in London, England. The aggregate purchase price for the two 1998 acquisitions was approximately $5.4 million, including $4.3 million in cash plus 41,999 shares of common stock, valued at $750,000. The agreements also specify maximum contingent earnout payments in the aggregate of $2.0 million in cash plus $2.3 million in common stock, if specified performance benchmarks are met over each of the next three years. The acquisitions were accounted for as purchases. Accordingly, in each case the purchase price was allocated based upon the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statements of income from the acquisition date forward. Through September 30, 1999, contingent payments of $831,000 had been recorded and recognized as additional goodwill.

         In December 1999, the Company completed the acquisition of Compass Cargo Limitada, a privately held airfreight forwarder in Chile with annual net revenues of approximately $1.5 million.

         In December 1999, the Company also announced that it had signed definitive purchase agreements to acquire two commonly controlled freight forwarding companies operating in Canada for an aggregate purchase price of approximately $21.4 million cash at closing and a total of approximately $4.9 million in cash payable in three equal annual installments. The agreement also contemplates additional consideration not to exceed $7.8 million over the next three years payable in cash and common stock if certain earnings-based growth goals are achieved. The acquisition is expected to close in early January 2000. The Company plans to finance the cash portion of the purchase price with cash and cash equivalents held by the Company. The amounts described above to be paid pursuant to this acquisition are current approximate equivalents of required payments in Canadian dollars. Exchange rate fluctuations could cause the final amounts paid to change.

YEAR 2000 ISSUES

         Historically, some computer programs used only the last two digits of a year to refer to a date, causing them to not properly recognize a year that does not begin with "19." This could result in major failures or miscalculations and is generally referred to as the "Year 2000" or "Y2K" problem.

         The Company relies principally on three internal systems to support its freight forwarding, pickup and delivery, logistics management, accounting and management reporting worldwide. The Company's assessment of these systems is as follows:

         o The primary domestic forwarding, logistics management, accounting and management system has been independently tested and the Company has received a Year 2000 compliance certificate. The cost of this testing was not significant and only minor remediation was requested.

         o The primary international forwarding system has been developed in-house using current technology and a platform that has been certified as Y2K-compliant.

         o The Company has upgraded the pickup and delivery system for a minimal cost.

         The Company has not identified any internal non-information technology systems that use embedded technology on which it relies and that it believes is likely to have a Y2K problem. Except as noted above, the Company has completed its review and remediation of its internal systems for potential Year 2000 problems it has identified. However, the Company plans to continue to monitor these systems through the end of 1999 and into the Year 2000.

         The Company is also reliant on systems capabilities of business partners, trading partners, customers, suppliers, governmental agencies and internet and telecommunications providers in many countries throughout the world. Like every other business enterprise, the Company is at risk from Year 2000 failures in public and private infrastructure services, including electricity, water, gas, transportation and communications. Other than telecommunications services and electronic data interchange, the Company does not directly rely on the systems capabilities of third parties for its principal operations. Because of the Company's extensive use of technology, it is dependent on data and voice communications to receive, process, track and bill customer orders. The Company has completed tests of electronics data interchange with several of its trading partners and plans additional tests through the end of 1999. The Company has also received representations as to Year 2000 compliance from a majority of its major suppliers and plans to continue to monitor the status of its suppliers' compliance efforts through the end of 1999. The Company is also vulnerable to noncompliance of third party systems if they result in business interruption of a customer. The Company is currently addressing readiness issues with some of its major customers.

         Because of the number of external risks involved, the Company believes there is likely to be some disruption in its business as a result of noncompliance by third parties. Of all the external risks, the Company believes that the most reasonably likely worst case scenario would be a business disruption resulting from an extended communications failure and/or an extended failure of the air traffic systems in the United States and other countries. In addition, the global transportation industry and regulatory authorities, including the United States Department of Transportation and related agencies, could be affected in a way that negatively affects the Company's operations. The Company's transportation providers might be unable to provide those services because of these Year 2000 failures or Year 2000 problems of their own. If a Year 2000 failure causes insufficient air lift to be available to it, the Company's air freight forwarding operations would be curtailed and the Company might also be unable to provide sufficient alternative services such as ground, rail or ocean cargo capacity to meet expected levels of operations. Furthermore, should the Company's customers experience business interruption in the year 2000, its results of operation could be materially adversely affected. The Company would also likely experience a deterioration in collections if its customers experience Year 2000 failures. Based on the Company's information regarding the readiness of suppliers, including air carriers and communication carriers, and customers, the Company expects that any Year 2000 disruption would be of short duration. However, the Company is unable to determine the potential business interruption costs that might be incurred as a result of Y2K disruptions.

         The Company has formulated contingency plans in the event of possible business interruptions. The Company continues to address emergency instructions, including security, power outages and telecommunications failures, and alternative means of transporting freight for each of its terminals. The Company expects that its contingency planning will continue to the end of 1999 and the beginning of 2000.

         To date, the Company has incurred less than $300,000 of expense and does not currently plan to expend any material amount of funds for Y2K remediation. Despite its assessment to date, the Company cannot give assurance as to the ultimate effect that the Y2K issues will have on its business.

         The Company's assessment of its Year 2000 issues involves many assumptions. The Company's assumptions might prove to be inaccurate, and actual results could differ significantly from the assumptions. In addition, third-party representations or certifications as to Year 2000 compliance might prove to be inaccurate and Year 2000 compliance tests may not have been subjected to a sufficient sample of conditions. The Company could be adversely affected by business disruptions of a greater magnitude than anticipated or from a failure of its contingency plans to adequately address problems.

SEASONALITY

         Historically, the Company's operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis. The second fiscal quarter, ending March 31, has traditionally been the weakest, and the fourth fiscal quarter, ending September 30, has traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors, including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of the Company's terminal network. The Company cannot accurately forecast many of these factors, nor can the Company estimate accurately the relative influence of any particular factor. As a result, there can be no assurance that historical patterns, if any, will continue in future periods.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounts Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for transactions entered into after January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings of other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of SFAS 133 will have on its results of operations and financial position.

         In October 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 130, companies are required to report in their financial statements, in addition to net income, comprehensive income including, as applicable:

         o        foreign currency items,
         o        minimum pension liability adjustments, and
         o unrealized gains and losses on selected investments in debt and equity securities.

         The Company's only component of other comprehensive income is foreign currency translation adjustments. Cumulative translation adjustments are now characterized as accumulated other comprehensive income or loss.

         SFAS 131 requires that companies report separately, in their financial statements, financial and descriptive information about operating segments, if applicable. Adoption of SFAS 130 and SFAS 131 did not have a material impact on the Company's consolidated financial statements and related disclosures. During the year ended September 30, 1999, the Company's geographic segments which are outside the United States did not represent, in the aggregate, more than 10% of the revenues, net income or assets of the combined amounts for all geographic segments.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 1999, the Company did not have any outstanding short-term or long-term debt instruments. Accordingly, the Company does not have market risk related to interest rates. However, the Company's lease payments on some financed facilities are tied to market interest rates. At September 30, 1999, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income for fiscal 2000.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada, Mexico, Hong Kong and Latin America operations, as a result of transactions in foreign markets. At September 30, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these operations are denominated would not have a material impact on operating income for fiscal 2000.

         The Company has not purchased any futures contracts, nor has it purchased or held any derivative financial instruments for trading purposes during fiscal 1999.

         In the second quarter of fiscal 1999, the Company entered into contracts for the purpose of hedging the cost of a portion of anticipated jet fuel purchases during the following 12 months. These contracts are nominally insignificant. At September 30, 1999, a 10% change in the price of jet fuel would not have a material impact on operating income for fiscal 2000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1--Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement ( the "2000 Proxy Statement") for its annual meeting of shareholders to be held on February 21, 2000. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to September 30, 1999.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to September 30, 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

ITEM                                                                                                             PAGE
----                                                                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED SEPTEMBER 30, 1999:
   Report of Independent Accountants..............................................................................F-2
   Consolidated Balance Sheet as of September 30, 1999 and 1998...................................................F-3
   Consolidated Statement of Income and Comprehensive Income for the Three Years Ended September 30, 1999.........F-4
   Consolidated Statement of Cash Flows for the Three Years Ended September 30, 1999..............................F-5
   Consolidated Statement of Shareholders' Equity for the Three Years Ended September 30, 1999....................F-6
   Notes to Consolidated Financial Statements.....................................................................F-7

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

         All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

         (a)(3)   EXHIBITS


     Exhibit Number                            Description
     --------------                            -----------
         *3.1           Second Amended and Restated Articles of Incorporation of
                        the Company, as amended (filed as Exhibit 3(i) to the
                        Company's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended June 30, 1998, and incorporated herein by
                        reference).

         *3.2           Amended and Restated Bylaws of the Company, as amended
                        (filed as Exhibit 3.2 to the Company's Registration
                        Statement on Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        +*10.1          1994 Long-Term Incentive Plan, as Amended and Restated
                        (filed as Exhibit 10(ii) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

        +*10.2          1995 Non-employee Director Stock Option Plan (filed as
                        Exhibit 10.2 to the Company's Registration Statement on
                        Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        +*10.3          401(k) Profit Sharing Plan (filed as Exhibit 10.3 to the
                        Company's Registration Statement on Form S-1,
                        Registration No. 33-97606, and incorporated herein by reference).

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

        +*10.7 Employment Agreement dated as of October 1, 1996 between the Company and James R. Crane (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).

        +*10.8 Employment Agreement dated as of October 1, 1996 between the Company and Douglas A. Seckel (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).

        +*10.9 Employment Agreement dated as of September 24, 1998 between the Company and John C. McVaney (filed as
                        Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        +*10.10 Employment Agreement dated as of May 19, 1998 between the Company and Ronald E. Talley (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        +10.11 Employment Agreement dated as of October 19, 1999 between the Company and Elijio Serrano.

     Exhibit Number                       Description
     --------------                       -----------

         +*10.12      Employees Stock Purchase Plan (effective July 1, 1998)
                      (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

         *10.13A      Lease and Development Agreement dated as of January 10,
                      1997 between Asset XI Holdings Company, L.L.C. and the
                      Company (filed as Exhibit 10 to the Company's Quarterly
                      Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference).

         *10.13B      Participation Agreement dated as of January 10, 1997 among
                      Asset XI Holdings Company, L.L.C., the Company and Bank
                      One, Texas, N.A. (filed as Exhibit 10.10B to the Company's
                      Annual Report on Form 10-K for the fiscal year ended
                      September 30, 1997, and incorporated herein by reference).

         *10.13C      Loan Agreement dated as of January 10, 1997 between Asset
                      XI Holdings Company, L.L.C. and Bank One, Texas, N.A.
                      (filed as Exhibit 10.10C to the Company's Annual Report on
                      Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

         *10.14A      Master Lease and Development Agreement dated as of April
                      3, 1998 between Asset XVI Holdings Company, L.L.C. and
                      Eagle USA Airfreight, Inc. (filed as Exhibit 10(iii) A to the Company's Quarterly Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         *10.14B Master Participation Agreement dated as of April 3, 1998 among Asset XVI Holdings Company, L.L.C., Eagle USA
                      Airfreight, Inc. and Bank One, Texas, N.A. (filed as
                      Exhibit 10(iii) B to the Company's Quarterly Report on
                      Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         *10.14C      Loan Agreement dated as of April 3, 1998 between Asset
                      Holdings Company, L.L.C. and Bank One, Texas, N.A. (filed as Exhibit 10(iii) C to the Company's Quarterly Report on
                      Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         *10.14D Appendix I to Master Participation Agreement, Master Lease and Development Agreement and Loan Agreement (filed as
                      Exhibit 10(iii) D to the Company's Quarterly Report on
                      Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         21           Subsidiaries of the Company

         23.1         Consent of PricewaterhouseCoopers LLP

         27.1         Financial Data Schedule


---------------------------


*        Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.


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

         Date:    December 22, 1999

                                              EAGLE USA AIRFREIGHT, INC.


                                              By:    /s/ JAMES R.  CRANE
                                                 -------------------------------
                                                     James R. Crane
                                                     Chairman, President
                                                     and Chief Executive Officer

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


                 Name                                            Capacity                                        Date
                 ----                                            --------                                        ----
/s/ JAMES R. CRANE                           Chairman, President and Chief Executive Officer               December 22, 1999
-------------------------------------        (Principal Executive Officer)
    James R. Crane


/s/ ELIJIO V. SERRANO                        Chief Financial Officer (Principal Financial and Accounting   December 22, 1999
------------------------------------         Officer)
    Elijio V. Serrano


/s/ FRANK J. HEVRDEJS                        Director                                                      December 22, 1999
---------------------------------
    Frank J. Hevrdejs


/s/ NEIL E. KELLEY                           Director                                                      December 22, 1999
------------------------------------
    Neil E. Kelley


/s/ NORWOOD W. KNIGHT-RICHARDSON             Director                                                      December 22, 1999
--------------------------------
    Norwood W. Knight-Richardson


/s/ REBECCA A. MCDONALD                      Director                                                      December 22, 1999
-----------------------------
    Rebecca A. McDonald


/s/ WILLIAM P. O'CONNELL                     Director                                                      December 22, 1999
----------------------------
    William P. O'Connell


/s/ DOUGLAS A. SECKEL                        Director                                                      December 22, 1999
---------------------------------
    Douglas A. Seckel

                           EAGLE USA AIRFREIGHT, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                        Page
                                                                                                        ----
Report of Independent Accountants................................................................        F-2

Consolidated Balance Sheet as of September 30, 1999 and 1998.....................................        F-3

Consolidated Statement of Income and Comprehensive Income for the
  Three Years Ended September 30, 1999...........................................................        F-4

Consolidated Statement of Cash Flows for the Three Years
  Ended September 30, 1999.......................................................................        F-5

Consolidated Statement of Shareholders' Equity for the Three Years
  Ended September 30, 1999.......................................................................        F-6

Notes to Consolidated Financial Statements.......................................................        F-7


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Eagle USA Airfreight, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income and comprehensive income, of cash flows and of shareholders' equity present fairly, in all material respects, the financial position of Eagle USA Airfreight, Inc. and its subsidiaries (the Company) at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP

Houston, Texas
November 8, 1999, except as to the information presented in the last paragraph of Note 11 and in Note 12, for which the date is December 15, 1999

                           EAGLE USA AIRFREIGHT, INC.


                           CONSOLIDATED BALANCE SHEET


                                                                                           September 30,
                                                                                    --------------------------
                                                                                       1999            1998
                                                                                    ---------        ---------
                                 Assets                                          (in thousands, except par values)

Current assets:
    Cash and cash equivalents                                                       $  35,175        $  37,191
    Short-term investments                                                             17,213           12,487
    Accounts receivable - trade, net of allowance for doubtful
      accounts of $2,042 and $675, respectively                                       109,003           69,576
    Prepaid expenses and other                                                          3,712            3,905
    Deferred income taxes                                                               2,817            1,077
                                                                                    ---------        ---------
          Total current assets                                                        167,920          124,236
Property and equipment, net                                                            28,184           21,963
Goodwill, net                                                                          11,072            9,349
Other assets                                                                            1,815            1,865
                                                                                    ---------        ---------
          Total assets                                                              $ 208,991        $ 157,413
                                                                                    =========        =========
                  Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable - trade                                                        $  12,657        $   4,542
    Accrued transportation costs                                                       21,895           14,014
    Accrued compensation and employee benefits                                         18,677           14,061
    Other accrued liabilities                                                           8,855            3,711
                                                                                    ---------        ---------
          Total current liabilities                                                    62,084           36,328
Deferred income taxes                                                                   3,097            2,039
                                                                                    ---------        ---------
          Total liabilities                                                            65,181           38,367
                                                                                    ---------        ---------
Minority interest                                                                         183
                                                                                    ---------        ---------
Shareholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares authorized
    Common stock, $0.001 par value, 100,000 shares authorized,
      29,453 and 28,688 shares issued                                                      29               28
    Additional paid-in capital                                                         81,310           70,247
    Retained earnings                                                                  77,629           49,131
    Accumulated other comprehensive loss                                                 (771)            (360)
    Treasury stock, 1,022 shares, at cost                                             (14,570)
                                                                                    ---------        ---------
                                                                                      143,627          119,046
                                                                                    ---------        ---------
Commitments and contingencies (Notes 3, 8 and 11)
                                                                                    ---------        ---------
          Total liabilities and shareholders' equity                                $ 208,991        $ 157,413
                                                                                    =========        =========

         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.


           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME



                                                            Year ended September 30,
                                                 -------------------------------------------
                                                    1999             1998             1997
                                                 ---------        ---------        ---------
                                                    (in thousands, except per share data)

Revenues                                         $ 595,173        $ 417,083        $ 291,767
Cost of transportation                             340,090          233,257          163,616
                                                 ---------        ---------        ---------
         Net revenues                              255,083          183,826          128,151
                                                 ---------        ---------        ---------
Operating expenses:
Personnel costs                                    128,942           97,584           67,813
Other selling, general and administrative
  expenses                                          81,149           54,022           34,639
                                                 ---------        ---------        ---------
                                                   210,091          151,606          102,452
                                                 ---------        ---------        ---------
Operating income                                    44,992           32,220           25,699
Interest and other income                            2,301            1,776            1,693
Minority interest                                      172
                                                 ---------        ---------        ---------
Income before provision for income taxes            47,465           33,996           27,392
Provision for income taxes                          18,967           12,964           10,594
                                                 ---------        ---------        ---------
Net income                                          28,498           21,032           16,798
Other comprehensive income:
    Foreign currency translation                      (411)            (360)
                                                 ---------        ---------        ---------

Comprehensive income                             $  28,087        $  20,672        $  16,798
                                                 =========        =========        =========


Basic earnings per share                         $    1.01        $    0.75        $    0.63
Basic weighted-average shares outstanding           28,291           28,101           26,688
Diluted earnings per share                       $    0.98        $    0.72        $    0.60
Diluted weighted-average shares outstanding         29,116           29,061           28,023


         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                    Year ended September 30,
                                                          ------------------------------------------
                                                            1999              1998            1997
                                                          ---------        ---------        --------
                                                                        (in thousands)
Cash flows from operating activities:
    Cash received from customers                          $ 551,554        $ 402,773        $ 266,037
    Cash paid to carriers, suppliers and
      employees                                            (514,841)        (371,301)        (259,760)
    Interest received                                         2,301            1,699            1,580
    Income taxes paid                                       (13,694)          (7,851)          (6,936)
                                                          ---------        ---------        ---------
          Net cash provided by operating activities          25,320           25,320              921
                                                          ---------        ---------        ---------
Cash flows from investing activities:
    Purchase of investments                                 (24,438)         (20,304)         (11,350)
    Maturity of investments                                  19,712           10,496           12,080
    Acquisitions, net of cash                                                 (3,619)          (5,574)
    Payment of contingent consideration for
      acquisitions                                           (2,373)
    Acquisition of property and equipment                   (13,433)         (11,863)          (6,524)
    Disposition of property and equipment                     1,360              763              319
    (Increase) decrease in other assets, net                    207             (776)
                                                          ---------        ---------        ---------
          Net cash used by investing activities             (18,965)         (25,303)         (11,049)
                                                          ---------        ---------        ---------
Cash flows from financing activities:
    Issuance of common stock, net of related costs              256            6,621            6,162
    Offering fee paid by selling shareholder                                                      375
    Proceeds from exercise of stock options                   6,629            5,806            2,637
    Payments on shareholder distribution notes                                                   (635)
    Purchase of treasury stock                              (14,845)
                                                          ---------        ---------        ---------
          Net cash provided (used) by
            financing activities                             (7,960)          12,427            8,539
                                                          ---------        ---------        ---------
Effect of foreign currency translation on cash                 (411)            (360)
                                                          ---------        ---------        ---------
Net increase (decrease) in cash and
  cash equivalents                                           (2,016)          12,084           (1,589)
Cash and cash equivalents, beginning of year                 37,191           25,107           26,696
                                                          ---------        ---------        ---------

Cash and cash equivalents, end of year                    $  35,175        $  37,191        $  25,107
                                                          =========        =========        =========


         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                            Common stock              Additional
                                                     --------------------------        paid-in          Retained
                                                       Shares           Amount         capital          earnings
                                                     ---------        ---------       ----------       ---------
Balance at September 30, 1996                           26,238        $      26       $  39,115        $  11,301

Issuance of common stock, net of related costs             348                            6,162
Issuance of common stock for acquisition                    50                            1,000
Payment on shareholder distribution notes                                                  (635)
Exercise of stock options                                  680                1           2,636
Tax benefit from exercise of stock options                                                4,100
Net income                                                                                                16,798
                                                     ---------        ---------       ---------        ---------

Balance at September 30, 1997                           27,316               27          52,378           28,099

Issuance of common stock, net of related costs             394                            6,621
Issuance of common stock for acquisition                    42                              750
Exercise of stock options                                  936                1           5,805
Tax-benefit from exercise of stock options                                                4,693
Foreign currency translation adjustments
Net income                                                                                                21,032
                                                     ---------        ---------       ---------        ---------

Balance at September 30, 1998                           28,688               28          70,247           49,131

Exercise of stock options                                  765                1           6,628
Tax-benefit from exercise of stock options                                                4,454
Purchase of treasury stock
Issuance of shares under stock purchase plan                                                (19)
Foreign currency translation adjustments
Net income                                                                                                28,498
                                                     ---------        ---------       ---------        ---------

Balance at September 30, 1999                           29,453        $      29       $  81,310        $  77,629
                                                     =========        =========       =========        =========



                                                                    Treasury stock            Accumulated
                                                            --------------------------       other compre-
                                                              Shares           Amount         hensive loss       Total
                                                            ---------        ---------       -------------     ---------

Balance at September 30, 1996                                                                                  $  50,442

Issuance of common stock, net of related costs                                                                     6,162
Issuance of common stock for acquisition                                                                           1,000
Payment on shareholder distribution notes                                                                           (635)
Exercise of stock options                                                                                          2,637
Tax benefit from exercise of stock options                                                                         4,100
Net income                                                                                                        16,798
                                                            ---------        ---------        ---------        ---------

Balance at September 30, 1997                                                                                     80,504

Issuance of common stock, net of related costs                                                                     6,621
Issuance of common stock for acquisition                                                                             750
Exercise of stock options                                                                                          5,806
Tax-benefit from exercise of stock options                                                                         4,693
Foreign currency translation adjustments                                                      $    (360)            (360)
Net income                                                                                                        21,032
                                                            ---------        ---------        ---------        ---------

Balance at September 30, 1998                                                                      (360)         119,046

Exercise of stock options                                                                                          6,629
Tax-benefit from exercise of stock options                                                                         4,454
Purchase of treasury stock                                     (1,045)       $ (14,845)                          (14,845)
Issuance of shares under stock purchase plan                       23              275                               256
Foreign currency translation adjustments                                                           (411)            (411)
Net income                                                                                                        28,498
                                                            ---------        ---------        ---------        ---------

Balance at September 30, 1999                                  (1,022)       $ (14,570)       $    (771)       $ 143,627
                                                            =========        =========        =========        =========


         The accompanying notes are an integral part of this statement.

                           EAGLE USA AIRFREIGHT, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Eagle USA Airfreight, Inc. (the Company) is a worldwide logistics company. The Company maintains operating facilities throughout the United States, Mexico, Canada, Hong Kong, the United Kingdom, Argentina, Brazil and Peru as well as a worldwide network of exclusive and nonexclusive agents.

All dollar amounts and share data in the notes are presented in thousands except for par values and per share data. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

Segment reporting

The Company operates in one principal industry segment. No customer accounted for ten percent or more of consolidated revenues. During the years ended September 30, 1999, 1998 and 1997, the Company's geographic segments which are outside the United States did not represent, in the aggregate, more than 10% of the revenues, net income or assets of the combined amounts for all geographic segments.

Stock split

On July 12, 1999, the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a stock dividend. All shares and per-share amounts have been restated retroactively to reflect the stock split, which was distributed August 30, 1999 to shareholders of record August 23, 1999.

Summary of Significant Accounting Policies:

Principles of consolidation

The consolidated financial statements include the accounts of Eagle USA Airfreight, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Short-term investments

At September 30, 1999 and 1998, the Company had short-term investments in commercial paper, U.S. Treasury Bills and Tax Exempt Municipal Bonds with a carrying value of $17,213 and $12,487, respectively. Securities with a carrying value of $17,213 at September 30, 1999 mature in less than one year. Such investments are "available for sale" since the Company has the intent to utilize the funds as needed. The investments are stated at amortized cost, which approximated market. Accordingly, no unrealized holding gains or losses have been recorded by the Company as of September 30, 1999. The Company's short-term investments in U.S. Treasury Bills at September 30, 1998 matured during fiscal 1999 with no gain or loss recognized.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value at September 30, 1999 and 1998 due to their short-term nature.

Concentration of credit risk

The Company's customers include retailing, wholesaling, manufacturing and electronics companies as well as international agents throughout the world. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers to minimize credit risk. The Company's investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

Doing business in foreign locations subjects the Company to various risks and considerations typical to foreign enterprises, including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws and other laws and trade restrictions.

Foreign currency exchange

Foreign currency amounts attributable to foreign operations have been translated into U.S. dollars using year-end exchange rates for assets and liabilities, historical rates for equity, and average annual rates for revenues and expenses. Unrealized gains and losses arising from fluctuations in currency exchange rates are recorded as equity adjustments. Foreign currency transaction gains and losses realized during 1999 and 1998 were insignificant.

Property and equipment

Property and equipment is stated at cost. Property and equipment is depreciated using the straight-line method over its estimated useful life. Expenditures for maintenance and repairs are expensed as incurred. Major improvements are capitalized. Costs of internally-developed software are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

Goodwill

Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, is being amortized on a straight-line basis over the estimated useful lives of the businesses acquired. Accumulated amortization of goodwill was $870 and $469 at September 30, 1999 and 1998, respectively.

Impairment of assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than the carrying amount. The Company has not identified any such impairment loss.

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

Earnings per share

The Company has adopted Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised.

The computations of basic and diluted earnings per share were determined by adding to the weighted-average shares 825, 960 and 1,335 additional shares for common stock equivalents during the years ending 1999, 1998 and 1997, respectively.

Stock options to purchase 452, 1,355 and 56 shares of common stock were not included in the 1999, 1998 and 1997 computation of diluted earnings per share, respectively, because the options' exercise price was greater than the average market price of the underlying common stock.

Comprehensive income

In October 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income, including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's only component of other comprehensive income is foreign currency translation adjustments. The Company's cumulative translation adjustments in prior years have been reclassified to conform to SFAS 130.

New accounting pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for transactions entered into after January 1, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and on the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe the impact of adopting SFAS 133 will be material to its results of operations and financial position.

NOTE 2 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following at September 30:

                                       Estimated
                                      useful lives         1999            1998
                                      ------------       --------        --------

Office and warehouse equipment
 and software                         5 years            $ 22,845        $ 17,139
Vehicles                              5 years               4,436           4,979
Furniture and fixtures                7 years               4,655           3,356
Buildings                             5 - 39 years          4,665
Land                                                          995             731
Leasehold improvements                lease terms           3,693           3,972
                                                         --------        --------
                                                           41,289          30,177
Less - accumulated depreciation
 and amortization                                         (13,105)         (8,214)
                                                         --------        --------

                                                         $ 28,184        $ 21,963
                                                         ========        ========

NOTE 3 - ACQUISITIONS:

On September 19, 1997, the Company acquired the operating assets of Michael Burton Enterprises, Inc., a transportation and value-added logistics service provider in Columbus, Ohio. The Company issued 50 shares of common stock, valued at $1,000 and paid approximately $5,574 in cash. The acquisition agreement also provided for three contingent payments aggregating up to $5,250 if certain annual sales goals are achieved over the three-year period ending September 30, 2000. Through September 30, 1999, contingent payments of $2,750 had been recorded and recognized as additional goodwill.

On April 3, 1998, the Company acquired substantially all of the operating assets of Eagle Transfer, Inc. (Eagle Companies), a privately-held international freight forwarder/consolidator based in Miami, Florida. On April 14, 1998, the Company acquired all of the outstanding stock of S. Boardman (Air Services) Limited and Subsidiaries (S. Boardman), a privately-held full services forwarder based in London, England. The aggregate purchase price for the two 1998 acquisitions was approximately $5,447, including $4,300 in cash plus 42 shares of common stock, valued at $750. The agreements also specify maximum contingent earnout payments in the aggregate of $1,950 in cash plus $2,250 in common stock, if certain performance benchmarks are met over each of the three succeeding years. Through September 30, 1999, contingent payments of $831 had been recorded and recognized as additional goodwill.

NOTE 4 - INCOME TAXES:

The Company's income tax provision was comprised of the following for the years ended September 30:

                    1999            1998            1997
                  --------        --------        --------
Current:
    U.S           $ 16,562        $ 10,239        $  8,686
    State            2,821           1,670           1,525
    Foreign            266              19
                  --------        --------        --------
                    19,649          11,928          10,211
                  --------        --------        --------
Deferred:
    U.S               (484)            936             316
    State              (83)            165              67
    Foreign           (115)            (65)
                  --------        --------        --------
                      (682)          1,036             383
                  --------        --------        --------

Total             $ 18,967        $ 12,964        $ 10,594
                  ========        ========        ========

A reconciliation of the federal statutory tax rate and the Company's provision for income taxes is as follows for the years ended September 30:



                                               1999             1998           1997
                                             --------        --------        --------
Income taxes at the applicable federal
  statutory rates                            $ 16,613        $ 11,637        $  9,371
Tax exempt income                                (165)           (205)           (158)
Nondeductible items                               739             339             330
State income taxes, net of federal
  benefit                                       1,780           1,193           1,051
                                             --------        --------        --------

Provision for income taxes                   $ 18,967        $ 12,964        $ 10,594
                                             ========        ========        ========


The Company's income before provision for income taxes was comprised of the following for the years ended September 30:

                                               1999             1998           1997
                                             --------        --------        --------
U.S.                                         $ 47,512        $ 34,083        $ 27,648
Foreign                                           (47)            (87)           (256)
                                             --------        --------        --------

Total                                        $ 47,465        $ 33,996        $ 27,392
                                             ========        ========        ========


As a result of the exercises for the years ended September 30, 1999, 1998 and 1997 of nonqualified stock options to purchase an aggregate of 765, 936 and 680 shares of common stock, respectively, the Company is entitled to a federal income tax deduction of approximately $11,506, $12,887 and $10,200, respectively. The Company realized a tax benefit of approximately $4,454, $4,693 and $4,100; respectively; accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable pursuant to the provisions of SFAS 109, "Accounting for Income Taxes." Any exercises of nonqualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

Deferred tax assets and liabilities as of September 30, 1999 and 1998 were comprised of the following:

                                            1999           1998
                                          -------        -------
Assets:
   Bad debt expense                       $   820        $   260
   Accruals and other                       1,997            618
   Net operating loss carryforwards           180             65
                                          -------        -------
                                            2,997            943
                                          -------        -------
Liabilities:
   Depreciation                            (1,563)          (992)
   Software development costs              (1,428)          (866)
   Amortization                              (216)           (47)
   Lease financing                            (70)
                                          -------        -------
                                           (3,277)        (1,905)
                                          -------        -------
                                          $  (280)       $  (962)
                                          =======        =======


NOTE 5 - SHAREHOLDERS' EQUITY:

On February 18, 1997, the Company completed an underwritten secondary public offering of 2,670 shares of its common stock at a price to the public of $18.83 per share. The Company did not receive any of the proceeds from the sale of 2,322 of these shares by Daniel Swannie, a former executive officer and director of the Company. Pursuant to an agreement between the Company and Mr. Swannie entered into in connection with the offering, Mr. Swannie reimbursed the Company for all of its out-of-pocket expenses incurred in connection with the offering and made a payment to the Company of $375 for the Company's estimated internal costs relating to the offering. The agreement also restricts Mr. Swannie's ability to compete against the Company for a three-year term and places certain other limitations on his ability to act against the interests of the Company. In connection with the offering, the Company sold 348 shares of common stock to the underwriters pursuant to an over-allotment option at a price of $18.83 per share. The net proceeds received by the Company after deducting underwriting discounts and commissions were $6,162 and have been used for general corporate purposes.

On January 30, 1998, the Company completed an underwritten secondary public offering of 3,019 shares of its common stock at a price to the public of $18.50 per share. The Company did not receive any of the proceeds from the sale of 2,625 of these shares sold by James R. Crane, the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company sold 394 of the offered shares and the net proceeds received by the Company after deducting underwriting discounts and commissions and offering expenses were $6,600 and have been used for general corporate purposes.

During the fiscal year ended September 30, 1999, the Company's Board of Directors authorized the repurchase of up to 1,750 shares of the Company's common stock in the open market. As of

September 30, 1999, the Company had purchased 1,045 shares of common stock, net of reissuance of 23 shares. Such shares are held in treasury.

NOTE 6 - BENEFIT PLANS AND STOCK PLANS:

Savings Plan

In October 1998, the Company initiated a Stock Purchase Plan, which provides for up to 300 shares of the Company's common stock to be reserved for issuance upon exercise of purchase rights granted to certain employees who elect to participate through regular payroll deductions. Purchase rights are granted to eligible employees who elect to participate each January 1 through July 1 for a six-month offering period. The purchase rights are exercisable in the following January or July at a price equal to the lesser of (1) 85% of the fair market value of the Company's common stock on the first day of such period or (2) 85% of the fair market value of the common stock on the last day of such period. During the year ended September 30, 1999, the Company issued 23 shares of its treasury stock to the Stock Purchase Plan.

The Company has a 401(k) savings plan pursuant to which the Company provides discretionary matching of employees' tax-deferred savings, up to a maximum of 5% of eligible compensation. During fiscal 1999, 1998, and 1997, the Company recorded charges of $3,691, $2,298 and $1,373, respectively, related to its discretionary contributions to this plan.

Stock Option Plans

The Company has two stock option plans (the 1994 Plan and Director Plan) whereby certain officers, directors and employees may be granted options, appreciation rights or awards related to the Company's common stock. The Board has authorized 9,150 shares to be available for grant pursuant to the 1994 Plan and 300 shares pursuant to the Director Plan.

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

As of September 30, 1999, options to purchase 4,529 shares of common stock of the Company under both plans were outstanding as follows:

                                                                                      Weighted-
                                                                                       average
                                                                      Options       option price
                                                                      -------       ------------

         Outstanding at September 30, 1996                            3,290          $     4.75

         Granted                                                        657               16.32
         Forfeited                                                     (101)              11.04
         Exercised                                                     (680)               3.89
                                                                      -----

         Outstanding at September 30, 1997                            3,166                7.13
                                                                      =====

         Options vested at end of year                                1,026                5.57
                                                                      =====
         Granted                                                      2,763               19.55
         Forfeited                                                     (299)              13.50
         Exercised                                                     (936)               6.21
                                                                      -----

         Outstanding at September 30, 1998                            4,694               14.22
                                                                      =====

         Options vested at end of year                                  825                5.18
                                                                      =====
         Granted                                                        870               20.12
         Forfeited                                                     (270)              15.67
         Exercised                                                     (765)               8.65
                                                                      -----

         Outstanding at September 30, 1999                            4,529               16.21
                                                                      =====

         Options vested at end of year                                1,320                9.71
                                                                      =====


The following table summarizes information about stock options outstanding at September 30, 1999:



                                                Outstanding                                 Exercisable
                                 ------------------------------------------          -------------------------
                                                  Average          Weighted                           Weighted
       Range of                                  remaining          average                            average
    exercise prices              Number            life              price           Number             price
    ---------------              ------          ---------         --------          -------           --------

$0.83 - $5.50                        699           2.35           $    1.61              636           $  1.23
$8.09 - $18.00                       825           4.61               13.12              241             13.48
$18.25 - $20.08                    2,189           5.61               19.27              369             19.28
$20.29 - $24.85                      816           6.40               23.65               74             22.46
                                   -----           ----           ---------            -----           -------

$0.83 - $24.85                     4,529           5.07           $   16.21            1,320           $  9.71
                                   =====           ====           =========            =====           =======


The Company applies Accounting Principles Board (APB) No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for these plans. The weighted-average fair values of options granted during 1999, 1998 and 1997 were $12.07,

$11.11 and $8.33, respectively. Had compensation cost for the Company's option plans been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth under SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income for the years ended September 30, 1999, 1998 and 1997 would have been reduced by $4,937, $3,101 and $2,490, respectively. Diluted earnings per share for fiscal 1999, 1998 and 1997 would have been reduced by $0.17, $0.11 and $0.09, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: expected volatility of 63%, 60% and 44%, respectively, risk-free interest rates of 5.2%, 5.4% and 6.3% zero dividend yield, respectively, and an expected life of five years in 1999, five years in 1998 and six years in 1997.

NOTE 7 - RELATED PARTY TRANSACTIONS:

From time to time, the Company utilizes an aircraft owned by an entity that is controlled by the principal shareholder and is charged for actual usage on an hourly basis. Total travel expense during fiscal years ended September 30, 1999, 1998 and 1997 related to the aircraft was $695, $424 and $125, respectively.

NOTE 8 - FINANCING ARRANGEMENTS:

The Company has a number of operating lease agreements, principally for computer equipment, office space and freight operation facilities. These leases are noncancelable and expire on various dates through 2007. Following is a summary of future minimum rental payments required under the operating leases that have initial or remaining noncancelable lease terms in excess of one year:


                 Year ended
                September 30,
                -------------
                  2000                                 $    11,060
                  2001                                       8,896
                  2002                                       6,109
                  2003                                       4,157
                  Thereafter                                 2,917
                                                       -----------
                                                       $    33,139
                                                       ===========

Rent expense under all noncancelable operating leases during 1999, 1998 and 1997 was $11,018, $7,022 and $4,773, respectively.

In January 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston facility). The cost of the Houston facility was approximately $8,500. Under the terms of the lease agreement, average monthly lease payments are approximately $59 (including monthly interest costs based upon LIBOR rate plus 145 basis points) with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on October 2, 2002. The Company has an option, exercisable at any time during the lease term, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, it is subject to a deficiency payment, computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. As of September 30, 1999, the lease balance was approximately $8,300.

On April 3, 1998, the Company entered into a five-year $20,000 master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States, designated by the Company (each, a Financed Facility). Under the terms of the master operating lease agreement, average monthly lease payments (including monthly interest costs based upon LIBOR rate plus 145 basis points) will begin upon the completion of the construction of each Financed Facility and will continue for a term of 52 months with a balloon payment equal to the outstanding lease balances (initially equal to the costs of each Financed Facility) due at the end of each lease term, and the Company has an option, exercisable at any time during the lease term and under certain circumstances may be obligated, to acquire each Financed Facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and does not otherwise meet its obligations, it is subject to a deficiency payment, computed as the amount equal to the outstanding lease balance minus the then fair market value of each Financed Facility within certain limits. The Company began construction of each Financed Facility during 1999. As of September 30, 1999, the aggregate lease balance was approximately $10,622 under the master operating leases.

The Company's subsidiaries in the United Kingdom, Hong Kong and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank standby letters of credit for purposes of guaranteeing certain transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At September 30, 1999 the Company was contingently liable for approximately $2,600 under outstanding letters of credit and guarantees related to these obligations.

NOTE 9 - STATEMENT OF CASH FLOWS:

Following is a reconciliation of net income to net cash provided by operating activities for the years ended September 30:

                                                                              1999            1998            1997
                                                                            --------        --------        --------
Reconciliation of net income to net cash provided by
  operating activities:-
   Net income                                                               $ 28,498        $ 21,032        $ 16,798
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for bad debts                                                     4,193           2,036           1,447
   Depreciation and amortization                                               6,288           4,271           2,092
   Deferred income tax expense (benefit)                                        (682)          1,036             383
   Tax effect of stock options exercised                                       4,454           4,693           4,100
   Change in assets and liabilities, net of acquisitions:
      Trade accounts receivable                                              (43,620)        (14,310)        (26,897)
      Prepaid expenses and other assets                                       (1,311)          1,194          (1,086)
      Accounts payable and other accrued liabilities                          27,500           5,368           4,084
                                                                            --------        --------        --------

        Net cash provided by operating
          activities                                                        $ 25,320        $ 25,320        $    921
                                                                            ========        ========        ========


Supplemental information on noncash investing and financing activities:

   Contingent payments of $1,250 and $1,500 were accrued at September 30, 1999 and 1998, respectively, resulting in an increase in goodwill and accrued liabilities.

   Goodwill was recorded in 1998 and 1997 as a result of the issuance of 42 shares of common stock, valued at $750 and 50 shares of common stock, valued at $1,000, respectively; in connection with acquisitions.

   Accounts receivable totaling $2,826, $1,927 and $1,244 were written off against the allowance for doubtful accounts.

   A 3-for-2 stock split was paid on August 30, 1999 and resulted in a charge of $9 to common stock and additional paid-in capital.

   NOTE 10 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

   The following is a summary of the Company's unaudited quarterly financial information for the years ended September 30, 1999 and 1998.

                                                        Quarter Ended,
                                 ----------------------------------------------------------
                                 December 31,    March 31,      June 30,      September 30,
                                    1998           1999           1999           1999
                                    ----           ----           ----           ----
Revenues                          $144,876       $133,722       $149,826       $166,749
Net revenues                        63,323         57,953         63,693         70,114
Operating income                    12,170          8,361         11,072         13,389
Income before provision for
  income taxes                      12,702          9,012         11,823         13,928
Net income                           7,748          5,533          7,295          7,922
Basic earnings per share              0.27           0.20           0.26           0.28
Diluted earnings per share            0.27           0.19           0.25           0.27


                                                        Quarter Ended,
                                ----------------------------------------------------------
                                 December 31,    March 31,      June 30,     September 30,
                                     1997           1998          1998           1998
                                     ----           ----          ----           ----
Revenues                          $ 97,645       $ 90,544       $107,050       $121,844
Net revenues                        44,038         39,969         46,707         53,112
Operating income                     9,349          6,064          8,472          8,335
Income before provision for
  income taxes                       9,654          6,532          8,958          8,852
Net income                           5,890          3,989          5,645          5,508
Basic earnings per share              0.22           0.14           0.20           0.19
Diluted earnings per share            0.21           0.14           0.19           0.19


NOTE 11 - COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is a party to various legal claims and proceedings arising in the ordinary course of business.

In December 1997, the U.S. Equal Employment Opportunity Commission (EEOC) issued a Commissioner's Charge against the Company and certain of its subsidiaries (the Commissioner's Charge) pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended (Title VII). The Company continues to vigorously defend against allegations contained in the Commissioner's Charge. In the Commissioner's Charge, the EEOC charged the Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (i) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (ii) failures to investigate, (iii) failures to maintain proper records and (iv) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

On December 15, 1999 the EEOC terminated its active investigation of the Commission's Charge with respect to any requests for information or contact with the Company. The Company now anticipates that the EEOC will make its final determination with respect to the matters raised in the Commissioner's Charge within the next six months and that final determination will propose a plan for the final resolution of those matters. In the event of an adverse determination, the Company and the EEOC would likely first seek to resolve the issues through a conciliation process. In the event that all issues are not resolved through the conciliation process, any adverse determination would likely result in a civil action by the EEOC that could seek back pay, other compensatory damages and punitive damages for the allegedly aggrieved persons. The Company cannot currently predict with any great degree of certainty, the length of time it will take to resolve this matter, the likely outcome of this matter or the effect of any such outcome. The Company, however, continues to vigorously defend against the allegations contained in the Commissioner's Charge.

NOTE 12 - SUBSEQUENT EVENTS:

In December 1999, the Company announced that it had signed definitive purchase agreements to acquire two commonly-controlled freight forwarding companies operating in Canada for an aggregate purchase price of approximately $21,400 in cash at closing and a total of approximately $4,900 in cash payable in three equal, annual instalments. The agreement also contemplates additional consideration not to exceed $7,800 over the next three years payable in cash and common stock if certain earnings-based growth goals are achieved. The acquisition is expected to close in January 2000 and will be accounted for as a purchase.

In December 1999, the Company entered into a commitment letter with a bank to obtain a $50,000 revolving line of credit. Terms of the agreement are subject to further negotiation; however, it is expected that the revolving line of credit will mature in one year and will bear interest based upon a LIBOR rate plus approximately 63 basis points and include various restrictive financial and operating covenants. Proceeds of the loan may be used to finance future acquisitions, joint venture operations, and capital expenditures.

                                 EXHIBIT INDEX




     Exhibit Number                            Description
     --------------                            -----------
         *3.1           Second Amended and Restated Articles of Incorporation of
                        the Company, as amended (filed as Exhibit 3(i) to the
                        Company's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended June 30, 1998, and incorporated herein by
                        reference).

         *3.2           Amended and Restated Bylaws of the Company, as amended
                        (filed as Exhibit 3.2 to the Company's Registration
                        Statement on Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        +*10.1          1994 Long-Term Incentive Plan, as Amended and Restated
                        (filed as Exhibit 10(ii) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

        +*10.2          1995 Non-employee Director Stock Option Plan (filed as
                        Exhibit 10.2 to the Company's Registration Statement on
                        Form S-1, Registration No. 33-97606, and incorporated herein by reference).

        +*10.3          401(k) Profit Sharing Plan (filed as Exhibit 10.3 to the
                        Company's Registration Statement on Form S-1,
                        Registration No. 33-97606, and incorporated herein by reference).

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

        +*10.7 Employment Agreement dated as of October 1, 1996 between the Company and James R. Crane (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).

        +*10.8 Employment Agreement dated as of October 1, 1996 between the Company and Douglas A. Seckel (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, and incorporated herein by reference).

        +*10.9 Employment Agreement dated as of September 24, 1998 between the Company and John C. McVaney (filed as
                        Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        +*10.10 Employment Agreement dated as of May 19, 1998 between the Company and Ronald E. Talley (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998, and incorporated herein by reference).

        +10.11 Employment Agreement dated as of October 19, 1999 between the Company and Elijio Serrano.

         +*10.12        Employees Stock Purchase Plan (effective July 1, 1998)
                        (filed as Exhibit 10(i) to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference).

         *10.13A        Lease and Development Agreement dated as of January 10,
                        1997 between Asset XI Holdings Company, L.L.C. and the
                        Company (filed as Exhibit 10 to the Company's Quarterly
                        Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference).

         *10.13B Participation Agreement dated as of January 10, 1997 among Asset XI Holdings Company, L.L.C., the Company and
                        Bank One, Texas, N.A. (filed as Exhibit 10.10B to the
                        Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, and incorporated herein by reference).

         *10.13C        Loan Agreement dated as of January 10, 1997 between
                        Asset XI Holdings Company, L.L.C. and Bank One, Texas,
                        N.A. (filed as Exhibit 10.10C to the Company's Annual
                        Report on Form 10-K for the fiscal year ended September
                        30, 1997, and incorporated herein by reference).

         *10.14A        Master Lease and Development Agreement dated as of April
                        3, 1998 between Asset XVI Holdings Company, L.L.C. and
                        Eagle USA Airfreight, Inc. (filed as Exhibit 10(iii) A to the Company's Quarterly Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         *10.14B Master Participation Agreement dated as of April 3, 1998 among Asset XVI Holdings Company, L.L.C., Eagle USA
                        Airfreight, Inc. and Bank One, Texas, N.A. (filed as
                        Exhibit 10(iii) B to the Company's Quarterly Report on
                        Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         *10.14C        Loan Agreement dated as of April 3, 1998 between Asset
                        Holdings Company, L.L.C. and Bank One, Texas, N.A.
                        (filed as Exhibit 10(iii) C to the Company's Quarterly
                        Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         *10.14D        Appendix I to Master Participation Agreement, Master
                        Lease and Development Agreement and Loan Agreement
                        (filed as Exhibit 10(iii) D to the Company's Quarterly
                        Report on Form 10-Q to the quarter ended June 30, 1998 and incorporated herein by reference).

         21             Subsidiaries of the Company

         23.1           Consent of PricewaterhouseCoopers LLP

         27.1           Financial Data Schedule



---------------------------


*        Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.