Form 10-Q
period 1999-12-31
EAGLE USA AIRFREIGHT INC
filed 2000-02-14
CIK 1001718

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1999

                                      or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ______

                         COMMISSION FILE NUMBER 0-27288

                           EAGLE USA AIRFREIGHT, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                                                                     76-0094895
---------------------------------------------------------------                  ----------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)                    (I.R.S. Employer Identification Number)


                                        15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                                     (281) 618-3100
--------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices, Including Registrant's Zip Code, and Telephone Number, Including Area Code)

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

The number of shares of the registrant's common stock as of January 31, 2000:
28,827,822 shares (net of 1,009,933 treasury shares).



================================================================================

                           EAGLE USA AIRFREIGHT, INC.
                               INDEX TO FORM 10-Q



                                                                                                                              PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of........................................................................     3
           December 31, 1999 (unaudited) and September 30, 1999 (audited)

         Condensed Consolidated Statement of Income and Comprehensive Income for the Three.................................     4
           Months ended December 31, 1999 and 1998 (unaudited)

         Condensed Consolidated Statement of Cash Flows for................................................................     5
           the Three Months ended December 31, 1999 and 1998 (unaudited)

         Condensed Consolidated Statement of Shareholders'.................................................................     6
           Equity for the Three Months ended December 31, 1999 (unaudited)

         Notes to Condensed Consolidated Financial Statements (unaudited)..................................................     7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................................................................     9

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........................................................    15

PART II.  OTHER INFORMATION................................................................................................    16

SIGNATURES.................................................................................................................    18

INDEX TO EXHIBITS..........................................................................................................    19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           EAGLE USA AIRFREIGHT, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                 December 31,      September 30,
                                                                     1999              1999
                                                                  (unaudited)        (audited)
                                                                 ------------      -------------

                           Assets
Current assets:
     Cash and cash equivalents                                   $     38,338      $     35,175
     Short-term investments                                             5,894            17,213
     Accounts receivable - trade, net                                 129,517           109,003
     Prepaid expenses and other                                         5,431             3,712
     Deferred income taxes                                              2,817             2,817
                                                                 ------------      ------------
             Total current assets                                     181,997           167,920
Property and equipment, net                                            30,443            28,184
Goodwill, net                                                          12,121            11,072
Other assets                                                            1,654             1,815
                                                                 ------------      ------------
             Total assets                                        $    226,215      $    208,991
                                                                 ============      ============

             Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable - trade                                    $     10,224      $     12,657
     Accrued transportation costs                                      28,855            21,895
     Accrued compensation and employee benefits                        14,876            18,677
     Other accrued liabilities                                          8,237             8,855
                                                                 ------------      ------------
             Total current liabilities                                 62,192            62,084

Deferred income taxes                                                   3,189             3,097
                                                                 ------------      ------------
             Total liabilities                                         65,381            65,181
                                                                 ------------      ------------

Minority interest                                                         354               183
                                                                 ------------      ------------
Shareholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares
       authorized
     Common stock, $0.001 par value, 100,000 shares
       authorized, 29,804 and 29,453 shares issued                         30                29
     Additional paid-in capital                                        88,018            81,310
     Retained earnings                                                 87,589            77,629
     Accumulated other comprehensive loss                                (587)             (771)
     Treasury stock, 1,022 shares, at cost                            (14,570)          (14,570)
                                                                 ------------      ------------
                                                                      160,480           143,627
                                                                 ------------      ------------
Commitments and contingencies (Note 6)

                                                                 ------------      ------------
             Total liabilities and shareholders' equity          $    226,215      $    208,991
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

                           EAGLE USA AIRFREIGHT, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       Three Months Ended
                                                                          December 31,
                                                                 -----------------------------
                                                                     1999             1998
                                                                 ------------     ------------
Revenues                                                         $    187,365     $    144,876
Cost of transportation                                                109,195           81,553
                                                                 ------------     ------------
     Net revenues                                                      78,170           63,323
                                                                 ------------     ------------
Operating expenses:
     Personnel costs                                                   40,121           31,229
     Other selling, general and administrative expenses                22,376           19,924
                                                                 ------------     ------------
                                                                       62,497           51,153
                                                                 ------------     ------------
Operating income                                                       15,673           12,170
Interest and other income                                                 655              532
                                                                 ------------     ------------
Income before provision for income taxes                               16,328           12,702
Provision for income taxes                                              6,368            4,954
                                                                 ------------     ------------
Net income                                                              9,960            7,748

Other comprehensive income:
     Foreign currency translation                                         184              169
                                                                 ------------     ------------
Comprehensive income                                             $     10,144     $      7,917
                                                                 ============     ============

Basic earnings per share                                         $       0.35     $       0.28
                                                                 ============     ============
Basic weighted-average common shares outstanding                       28,592           28,181
                                                                 ============     ============

Diluted earnings per share                                       $       0.33     $       0.27
                                                                 ============     ============
Diluted weighted-average common and common equivalent
         shares outstanding                                            29,953           28,755
                                                                 ============     ============




       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                         Three Months Ended
                                                                            December 31,
                                                                     --------------------------
                                                                        1999            1998
                                                                     ----------      ----------

Cash flows from operating activities                                 $   (5,710)     $    5,674
                                                                     ----------      ----------
Cash flows from investing activities:
     Acquisition, net of cash                                            (1,190)
     Purchase of investments                                                             (2,350)
     Maturity of investments                                             11,319           1,946
     Acquisition of property and equipment, net                          (3,880)         (2,751)
     Payment of contingent consideration for acquisition                 (1,250)         (1,500)
     Other                                                                  133            (104)
                                                                     ----------      ----------
          Net cash provided (used) by investing activities                5,132          (4,759)
                                                                     ----------      ----------
Cash flows from financing activities:
     Proceeds from exercise of stock options                              3,557              52
     Purchase of treasury stock                                                          (5,789)
                                                                     ----------      ----------
            Net cash provided (used) by financing activities              3,557          (5,737)
                                                                     ----------      ----------
Effect of foreign currency translation on cash                              184             169
                                                                     ----------      ----------
Net increase (decrease) in cash and cash equivalents                      3,163          (4,653)
Cash and cash equivalents, beginning of period                           35,175          37,191
                                                                     ----------      ----------

Cash and cash equivalents, end of period                             $   38,338      $   32,538
                                                                     ==========      ==========



       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                              COMMON STOCK          ADDITIONAL               ACCUMULATED
                                         ----------------------      PAID-IN      RETAINED   OTHER COMPRE-   TREASURY
                                          SHARES        AMOUNT       CAPITAL      EARNINGS   HENSIVE LOSS      STOCK        TOTAL
                                         --------      --------     ----------    --------   -------------   --------      --------

Balance at September 30, 1999              29,453      $     29      $ 81,310     $ 77,629     $   (771)     $(14,570)     $143,627

Exercise of stock options                     351             1         3,556                                                 3,557

Issuance of shares under stock
purchase plan                                                              (2)                                                   (2)

Tax benefit from exercise of stock
options                                                                 3,154                                                 3,154

Net income                                                                           9,960                                    9,960

Foreign currency translation
adjustments                                                                                         184                         184
                                         --------      --------      --------     --------     --------      --------      --------



Balance at December 31, 1999               29,804      $     30      $ 88,018     $ 87,589     $   (587)     $(14,570)     $160,480
                                         ========      ========      ========     ========     ========      ========      ========






       See notes to unaudited condensed consolidated financial statements.

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


           The accompanying unaudited condensed consolidated financial statements have been prepared by Eagle USA Airfreight, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at December 31, 1999 and the results of its operations for the three months ended December 31, 1999 and 1998. Results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.


NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

           Eagle USA Airfreight, Inc. is a worldwide logistics company. The Company maintains operating facilities throughout the United States, Mexico, Canada, Hong Kong, the United Kingdom, Argentina, Brazil, Chile and Peru as well as a worldwide network of exclusive and nonexclusive agents.

           The Company operates in one principal industry segment. During the three months ended December 31, 1999 and 1998, the Company's geographic segments which are outside the United States did not represent, in the aggregate, more than 10% of the revenues, net income or assets of the combined amounts for all geographic segments.

           On July 12, 1999, the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a stock dividend. All shares and per-share amounts have been restated retroactively to reflect the stock split, which was distributed August 30, 1999 to shareholders of record August 23, 1999.


NOTE 2 - EARNINGS PER SHARE:

           Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 1.4 million and 574,000 were used in the calculation of diluted earnings per share for the quarter ended December 31, 1999 and 1998, respectively.


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

                           EAGLE USA AIRFREIGHT, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - ACQUISITIONS:

         On December 15, 1999, the Company completed the acquisition of Compass Cargo Limitada, a privately held air freight forwarder in Chile with annual net revenues of approximately $1.5 million. The acquisition was accounted for as a purchase.

         On January 7, 2000, the Company completed the acquisition of two commonly-controlled freight forwarding companies operating in Canada for an aggregate purchase price of approximately $21.3 million in cash at closing and a total of approximately $4.9 million in cash payable in three equal, annual installments. The agreement also contemplates additional consideration not to exceed $7.8 million over the next three years payable in cash and Company common stock if certain earnings-based growth goals are achieved. The acquisition will be accounted for as a purchase and the results of operations for the acquired business will be included in the consolidated statement of income from the acquisition date forward.

NOTE 5 - REVOLVING CREDIT FACILITY:

         On January 13, 2000, the Company entered into an agreement (the Credit Agreement) with Bank of America, N.A. (the Bank) as administrative agent. The Credit Agreement provides a $50 million revolving line of credit and includes a $10 million sublimit for the issuance of letters of credit.

         The revolving line of credit matures on January 11, 2001. For each tranche of principal, the Company elects an interest rate calculation based on either LIBOR (a LIBOR Tranche) or either the prime rate announced by the Bank or the federal funds rate plus 50 basis points (a Prime Rate Tranche), plus an applicable margin based on a ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). The interest for a LIBOR Tranche is due at periods of one, two, three or six months, as the Company may select at the time it requests the funds. The interest for a Prime Rate Tranche is due quarterly.

         The revolving line of credit includes unused commitment fees and letter of credit fees, each of which is calculated on the basis of a ratio of consolidated debt to consolidated EBITDA. The Company is subject to certain covenants under the terms of the Credit Agreement, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than .50 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 2.50 to 1.00 and (d) a consolidated fixed charge coverage ratio of no less than 2.00 to 1.00.

         The Credit Agreement also restricts dividends or distributions and share repurchases with respect to equity securities or interests in excess of 20% of consolidated net income for any four fiscal quarters period. The Credit Agreement also places restrictions on additional indebtedness, liens, investments, change of control and other matters.

NOTE 6 - COMMITMENTS AND CONTINGENCIES:

         In the second quarter of fiscal 2000, the Company received a preliminary assessment of an investigation by the Equal Employment Opportunity Commission relating to a Commissioner's Charge issued in the first quarter of fiscal 1998. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1. Legal Proceedings."

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

Overview

         The Company's revenues have increased to $595.2 million in fiscal 1999 from $291.8 million in fiscal 1997, and its operating income has increased to $45.0 million in fiscal 1999 from $25.7 million in fiscal 1997. Historically, the Company has grown primarily through internal expansion, including developing its terminal network, expanding its service offerings and sales force and increasing its customer base. The Company has also made acquisitions on a limited basis.

         Since October 1, 1996, the Company has added 35 terminals, increasing the total to 82 at December 31, 1999. The opening of a new terminal generally has an initial short-term negative impact on profitability due to operating losses of the new terminal. However, the opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability.

         Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers.

         The Company intends to continue to expand its international freight forwarding business. International shipments typically generate higher gross revenues and net revenue per shipment than domestic shipments. The Company anticipates that the cost of transportation as a percentage of revenues will be higher for international freight than for domestic freight. However, the Company does not expect its operating expenses to increase in proportion to such revenues. In April 1998, the Company expanded its international operations through the acquisition of the operations of Eagle Transfer, Inc. and S. Boardman (Air Services Limited). The Company commenced operations in Hong Kong during September 1998, in Argentina, Brazil and Peru during the fourth quarter of fiscal 1999 and in Chile during the first quarter of fiscal 2000.

         On January 7, 2000, the Company completed the acquisition of Commercial Transport International (Canada) Ltd. (CTI) and Fastair Cargo System Ltd. (Fastair) for an aggregate purchase price of approximately $21.3 million in cash at closing and a total of approximately $4.9 million in cash payable in three equal annual installments. The acquisition agreement also contemplates additional consideration not to exceed $7.8 million over the next three years payable in cash and Company common stock if certain earnings-based growth goals are achieved. Fastair is a leading forwarder in the intra-Canada freight forwarding market. CTI, its sister company, primarily serves the international freight forwarding market with offices coast-to-coast throughout Canada. CTI and Fastair were privately-held, under common control and have eight locations in Canada. Both companies are based in Toronto, Canada. The acquisitions will be accounted for as a purchase and the acquired operations will be integrated with the Company's existing Canadian operations.

          The Company also intends to continue the growth of its local pickup and delivery operations. By providing local pickup and delivery services for its freight forwarding shipments, the Company has been able to increase its gross margin for these shipments because it captures margins that were previously paid to third parties. However, the Company's local pickup and delivery services provided to other non-forwarding customers generate a lower gross margin than the Company's domestic forwarding operations due to their higher transportation costs as a percentage of revenues.

         Historically, the Company's operating results have been subject, to a limited degree, to seasonal trends when measured on a quarterly basis. The second quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Results of Operations

The following table presents certain statement of income data as a percentage of revenues and operating data for the periods indicated.


                                                                       Three Months Ended December 31,
                                                                       -------------------------------
                                                                          1999                 1998
                                                                       ----------           ----------

     Revenues                                                               100.0%               100.0%
     Cost of transportation                                                  58.3                 56.3
                                                                       ----------           ----------
     Net revenues                                                            41.7                 43.7

     Personnel costs                                                         21.4                 21.6
     Other selling, general and administrative expenses                      11.9                 13.7
                                                                       ----------           ----------
     Operating expenses                                                      33.3                 35.3
                                                                       ----------           ----------
     Operating income                                                         8.4%                 8.4%
                                                                       ==========           ==========
     Net income                                                               5.3%                 5.3%

     Freight forwarding terminals at end of period                             82                   72
     Local delivery locations at end of period                                 68                   66
     Freight forwarding shipments                                         438,503              319,364
     Average weight (lbs.) per freight forwarding shipment                    719                  700

Three Months Ended December 31, 1999 Compared To Three Months Ended December 31, 1998

         Revenues increased 29.3% to $187.4 million in the first three months of fiscal 2000 from $144.9 million in the same period of fiscal 1999 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of acquisitions completed after the first quarter of fiscal 1999.

         For those freight forwarding terminals opened prior to the beginning of fiscal 1999 (71 terminals), revenues increased 29.3% to $166.2 million for the three months ended December 31, 1999 from $128.6 million for the three months ended December 31, 1998.

         Revenues for the three months ended December 31, 1999 were comprised of $174.2 million of forwarding revenues and $13.2 million of local pickup and delivery revenues, as compared to $133.3 million and $11.6 million, respectively, for the three months ended December 31, 1998. Of the Company's forwarding revenues for the first quarter of fiscal 2000, $35.8 million were attributable to international shipments (defined as shipments that cross a national border) compared to $25.8 million for the first quarter of fiscal 1999.

         The Company's total local pickup and delivery revenues for the first quarter of fiscal 2000 were $49.1 million. This amount includes $35.9 million of intercompany sales that were eliminated upon consolidation and $13.2 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the quarter as a percentage of revenues to 58.3% from 56.3% in the comparable period in fiscal 1999. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 33.9% to $109.2 million in the fiscal 2000 quarter from $81.6 million in the fiscal 1999 quarter as a result of increases in freight shipped. Net revenue margin decreased to 41.7% in the first quarter of fiscal 2000 from 43.7% in the same period in fiscal 1999. The primary reason for the margin decline was increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Net revenues increased 23.4% to $78.2 million in the first quarter of fiscal 2000 from $63.3 million in the same period in fiscal 1999.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Operating expenses decreased as a percentage of revenues to 33.3% in the first quarter of fiscal 2000 from 35.3% for the same period in fiscal 1999. The $11.3 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 21.4% in the first quarter of fiscal 2000 from 21.6% in the same period in fiscal 1999 due primarily to controlled headcount growth, and increased in absolute terms by 28.5% to $40.1 million. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for expected growth during fiscal 2000. Other selling, general and administrative expenses decreased as a percentage of revenues to 11.9% in the first quarter of fiscal 2000 from 13.7% in the first quarter of fiscal 1999, and increased in absolute terms by 12.3% to $22.4 million in the fiscal 2000 period from $19.9 million in the fiscal 1999 period. In the first quarter of fiscal 2000, selling expenses as a percentage of revenues decreased by 0.1% and other general and administrative expenses as a percentage of revenues decreased by 1.7% compared to the first quarter of fiscal 1999. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 2000 period, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facility and increased professional and technical fees.

         Operating income increased 28.8% to $15.7 million in the first quarter of fiscal 2000 from $12.2 million in the comparable period in fiscal 1999. Operating margin remained constant at 8.4% for quarter ended December 31, 1999 and 1998. Interest and other income increased to $655,000 from $532,000 as a result of increased levels of investments during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998.

         Income before provision for income taxes increased 28.5% to $16.3 million in the first quarter of fiscal 2000 from $12.7 million in the comparable period of fiscal 1999. Provision for income taxes increased 28.5% to $6.4 million for the three months ended December 31, 1999 from $5.0 million for the three months ended December 31, 1998. Net income increased 28.6% to $10.0 million in the first quarter of fiscal 2000 from net income of $7.7 million in the same period in fiscal 1999. Diluted earnings per share increased 22.2% to $0.33 per share for the quarter ended December 31, 1999 from $0.27 in the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments decreased $8.2 million to $44.2 million at December 31, 1999 from $52.4 million at September 30, 1999. At December 31, 1999, the Company had working capital of $119.8 million and a current ratio of 2.93 compared to working capital of $105.8 million and a current ratio of 2.70 at September 30, 1999. The Company's working capital has increased during this period primarily as a result of profitable growth associated with the expansion of the Company's operations and the resultant increase in accounts receivable and payable. Capital expenditures for the three months ended December 31, 1999 were approximately $3.9 million.

         Other than its public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease or purchase arrangements. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

         On January 7, 2000, the Company completed the acquisition of CTI and Fastair for an aggregate purchase price of approximately $21.3 million paid at closing from cash and cash equivalents on hand. A total of approximately $4.9 million will be payable in cash over the next three years in annual installments.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In January 2000, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding Common Stock. As of February 11, 2000, the Company had repurchased 25,000 shares for a total of $814,000 under this authorization. The Company's current intention is that future repurchases will help to offset increases in the number of shares outstanding resulting from previous and future stock option exercises.

         On January 13, 2000, the Company entered into the Credit Agreement with Bank of America, N.A. (the Bank), as administrative agent. The Credit Agreement provides a $50 million revolving line of credit and includes a $10 million sublimit for the issuance of letters of credit.

         The revolving line of credit matures on January 11, 2001. For each tranche of principal, the Company elects an interest rate calculation based on either LIBOR (a LIBOR Tranche) or either the prime rate announced by the Bank or the federal funds rate plus 50 basis points (a Prime Rate Tranche), plus an applicable margin based on a ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). The interest for a LIBOR Tranche is due at periods of one, two, three or six months, as the Company may select at the time it requests the funds. The interest for a Prime Rate Tranche is due quarterly.

         The revolving line of credit includes unused commitment fees and letter of credit fees, each of which is calculated on the basis of a ratio of consolidated debt to consolidated EBITDA. The Company is subject to certain covenants under the terms of the Credit Agreement, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than .50 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 2.50 to 1.00 and (d) a consolidated fixed charge coverage ratio of no less than 2.00 to 1.00.

         The Credit Agreement also restricts dividends or distributions and share repurchases with respect to equity securities or interests in excess of 20% of consolidated net income for any four fiscal quarters period. The Credit Agreement also places certain restrictions on additional indebtedness, liens, investments, change of control and other matters.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Company's subsidiaries in the United Kingdom, Hong Kong and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing some transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At December 31, 1999, the Company was contingently liable for approximately $2.6 million under outstanding letters of credit and guarantees related to these obligations.

         As of December 31, 1999, the Company had outstanding non-qualified stock options to purchase an aggregate of 4,436,244 shares of common stock at exercise prices ranging from $0.83 to $29.63, which equaled the fair market value of the underlying common stock on the dates of grant. At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the three months ended December 31, 1999 of non-qualified stock options to purchase an aggregate of 351,067 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $8.1 million. The Company has recognized a reduction of its federal and state income tax liability of approximately $3.2 million with respect to the three months ended December 31, 1999. Accordingly, the Company recorded an increase in additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether or not the exercises will occur, the amount of any deductions or the Company's ability to fully utilize any deductions.

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston Facility). The cost of the Houston Facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR rate plus 145 basis points, beginning on July 1, 1998 through October 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on October 2, 2002. As of December 31, 1999, the lease balance was approximately $8.2 million.

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR rate plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligation will continue for a term of 52 months. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of each facility, is due at the end of each lease term. Construction began during fiscal 1999 on five terminal facilities. As of December 31, 1999, the aggregate lease balance was approximately $11.9 million under the master operating lease agreement.

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The operating lease agreements contain restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.5 to
1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating lease agreement restricts the Company from incurring debt in an amount greater than $10 million, except pursuant to a single credit facility involving a commitment of not more than $50 million.

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

         During fiscal 1999, the Company entered into commitments to construct warehouse and terminal facilities for an aggregate cost of approximately $9.0 million. Payment for the construction of the facilities is being made from cash balances. As of December 31, 1999, the Company had paid approximately $842,000 of the commitments. Construction of the facilities is estimated to be completed during fiscal 2000.

Commissioner's Charge

         As discussed in Part II, Item 1. Legal Proceedings, the Company has received a preliminary assessment of an investigation by the EEOC relating to the Commissioner's Charge described in that section. In the second quarter of fiscal 2000, the Company expects to accrue a $1.1 million charge ($700,000 after-tax) for its estimated future litigation expenses for defending this matter. There can be no assurance as to the amount of time it will take to resolve the Commissioner's Charge and related issues or any adverse effect of these matters on the Company and its financial condition and results of operations.


Year 2000 Issues

         Historically, some computer programs used only the last two digits of a year to refer to a date, causing them to not properly recognize a year that does not begin with "19." This could result in major failures or miscalculations and is generally referred to as the "Year 2000" or "Y2K" problem.

         The Company successfully entered Year 2000 without disruption to its services from the Y2K problem. The Company monitored each significant terminal located globally on January 1, 2000 to ensure terminals had power, telecommunications and access to systems. The Company's internal systems to support its freight forwarding, pickup and delivery, logistics management, accounting and management reporting worldwide are reported to be functioning correctly with regard to dates. However, the Company will continue to monitor its systems, as Y2K related problems may possibly appear in the future.

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

                           EAGLE USA AIRFREIGHT, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         To date, the Company has not experienced any business interruptions as a result of Y2K disruptions of suppliers, including air carriers and communication carriers, and customers. The Company cannot be certain that Y2K problems will not appear in the future. However, the Company has formulated contingency plans, which it believes should help to reduce adverse effects that such disruptions may create.

         The Company incurred less than $300,000 for Y2K remediation and does not anticipate any significant additional costs.

Related Party Transactions

         In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas to a customer pursuant to a five-year sublease. The customer is partially owned by James R. Crane, the Company's Chairman and President. Rental income was approximately $160,000 during the first quarter of fiscal 2000 and $143,000 during fiscal 1999. In addition, the Company billed the customer approximately $920,000 for freight forwarding services during the first quarter of fiscal 2000 and $356,000 during fiscal 1999. The Company believes the rental rates set forth in the sublease agreement approximate market rates.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 1999, Company did not have any outstanding short-term or long-term debt instruments. Accordingly, the Company does not have market risk related to interest rates. However, the Company's lease payments on certain financed facilities are tied to market interest rates. At December 31, 1999, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income for fiscal 2000.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada, Mexico, Hong Kong and Latin America operations, as a result of transactions in foreign markets. At December 31, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these operations are denominated would not have a material impact on operating income for fiscal 2000.

         The Company has not purchased any futures contracts nor has it purchased or held any derivative financial instruments for trading purposes during the first quarter of fiscal 2000.

         In the second quarter of fiscal 1999 the Company entered into contracts for the purpose of hedging the cost of a portion of anticipated jet fuel purchases for chartered aircraft during the following twelve months. Such contracts are nominally insignificant. At December 31, 1999, a 10% change in the price of jet fuel would not have a material impact on operating income for fiscal 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, the Company is a party to various legal claims and proceedings arising in the ordinary course of business. Except as described below, the Company is not currently a party to any material litigation and is not aware of any litigation threatened against it, which it believes would have a material adverse effect on its business.

         In December 1997, the U.S. Equal Employment Opportunity Commission
(EEOC) issued a Commissioner's Charge against the Company and certain of its subsidiaries (the Commissioner's Charge) pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended (Title VII). The Company continues to vigorously defend against allegations contained in the Commissioner's Charge. In the Commissioner's Charge, the EEOC charged the Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (i) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (ii) failures to investigate, (iii) failures to maintain proper records and (iv) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all African-Americans, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

         Shortly before the filing of this Form 10-Q, the Houston District Office of the EEOC provided to the Company its "preliminary assessment" of the investigation of the Commissioner's Charge and made a preliminary determination that there is a sufficient evidentiary basis to sustain all allegations in the Commissioner's Charge, except as to certain charges relating to Asian Americans.

         The preliminary assessment states that "it is premature to set forth the government's fully considered position regarding appropriate compensation for the cognizable harms," and then proceeds to outline its view of proposed monetary relief, which includes the following: (i) backpay and benefits for a class of minorities in the amount of $6,950,000; (ii) compensation for certain incumbent minorities and women who were allegedly underpaid relative to white male counterparts in the amount of $5,000,000; (iii) compensation for certain minority and female employees who were allegedly not promoted at rates comparable to their respective employment rates in the amount of $2,950,000; and
(iv) financial compensation for certain other employees as a result of alleged "disparate discipline" in the amount of $745,000, all exclusive of interest, compensatory and punitive damages and costs. The EEOC also seeks non-monetary relief, including hiring 244 minorities, certain upward adjustments to salaries, reinstatement of up to 15 employees, and required promotion of 30 employees.
The Houston District Office also seeks (a) reformation of the Company's policies and practices with respect to record keeping, recruiting, hiring and placement, reinstatement, promotion and transfer, and corporate governance, and (b) the institution of specified procedures and steps with respect to such matters.

         Certain individual employees have brought charges of this nature against the Company in the ordinary course of business. The Company anticipates that the claims of these individuals will have no material adverse impact on the Company's financial condition.

         The Company believes that the Houston District Office's preliminary assessment of systemic discrimination is wrong and is the result of agency bias against the Company and its Chief Executive Officer because of the Company's vigorous defense of this matter. The Company will respond to this "preliminary assessment" within the next thirty days. The Company's response will assert, among other things, that (i) the allegations contained in the charge are false,
(ii) the statistical analysis contained in the EEOC's preliminary assessment is fatally flawed, and (iii) the Company's hiring data compares favorably with the transportation industry. The Company intends to continue its vigorous defense of this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS, NONE
ITEM 3. DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS, NONE
ITEM 5. OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth, future marketing; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge or other litigation; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of Revolver proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; fluctuations in the price of jet fuel; effects of the Year 2000 issue; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation (including the results and outcome of the Commissioner's Charge); the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

                  10(i) Credit Agreement dated January 13, 2000 among the Company, the financial institutions named therein and Bank of America, N. A.

                  27       Financial Data Schedule.

----------------------
*           Incorporated by reference as indicated.

         (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     EAGLE USA AIRFREIGHT, INC.
                                                   -----------------------------
                                                            (Registrant)



Date:  February 14, 2000                           BY: /s/ James R. Crane
       -------------------------------                --------------------------
                                                         James R. Crane
                                                         President



Date:  February 14, 2000                            BY: /s/  Elijio V. Serrano
       -------------------------------                --------------------------
                                                         Elijio V. Serrano
                                                         Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBITS                   DESCRIPTION
--------                   -----------

*3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended June 30, 1998).

*3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No.
          33-97606)).

10(i) Credit Agreement dated January 13, 2000 among the Company, the financial institutions named therein and Bank of America, N. A.

27        Financial Data Schedule


----------------------
*Incorporated by reference as indicated.