Form 10-Q
period 2000-03-31
EGL INC
filed 2000-05-10
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2000

                                       or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from     to
                                                            ----    -----


                         COMMISSION FILE NUMBER 0-27288

                                    EGL, INC.
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


                    15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                 (281) 618-3100
       -----------------------------------------------------------------
               (Address of Principal Executive Offices, Including
       Registrant's Zip Code, and Telephone Number, Including Area Code)

                           EAGLE USA AIRFREIGHT, INC.
               ---------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report



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

The number of shares of the registrant's common stock as of May 8, 2000:
28,614,174 shares (net of 1,284,433 treasury shares).

================================================================================

                                    EGL, INC.
                               INDEX TO FORM 10-Q


                                                                                              PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Condensed Consolidated Balance Sheet as of ........................................... 3
          March 31, 2000 (unaudited) and September 30, 1999 (audited)

        Condensed Consolidated Statement of Income and Comprehensive
          Income for the Six Months ended March 31, 2000 and 1999 (unaudited) ................ 4

        Condensed Consolidated Statement of Income and Comprehensive Income for the Three .... 5
          Months ended March 31, 2000 and 1999 (unaudited)

        Condensed Consolidated Statement of Cash Flows for ................................... 6
          the  Six Months ended March 31, 2000 and 1999 (unaudited)

        Condensed Consolidated Statement of Shareholders' .................................... 7
          Equity for the Six Months ended March 31, 2000 (unaudited)

        Notes to Condensed Consolidated Financial Statements (unaudited) ..................... 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS ...............................................................10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........................17

PART II. OTHER INFORMATION ...................................................................18

SIGNATURES ...................................................................................21

INDEX TO EXHIBITS ............................................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                March 31,      September 30,
                                                                  2000             1999
                                                               (unaudited)       (audited)
                                                              -------------    -------------
                           Assets
Current assets:
     Cash and cash equivalents                                $      30,916    $      35,175
     Short-term investments                                                           17,213
     Accounts receivable - trade, net                               116,903          109,003
     Prepaid expenses and other                                       5,683            3,712
     Deferred income taxes                                            3,034            2,817
                                                              -------------    -------------
             Total current assets                                   156,536          167,920
Property and equipment, net                                          35,751           28,184
Goodwill, net                                                        36,816           11,072
Other assets                                                          3,870            1,815
                                                              -------------    -------------
             Total assets                                     $     232,973    $     208,991
                                                              =============    =============

             Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable - trade                                 $      20,426    $      12,657
     Accrued transportation costs                                    15,107           21,895
     Accrued compensation and employee benefits                      13,903           18,677
     Other accrued liabilities                                        9,949            8,855
                                                              -------------    -------------
             Total current liabilities                               59,385           62,084

Other long-term liabilities                                           3,321
Deferred income taxes                                                 3,078            3,097
                                                              -------------    -------------
             Total liabilities                                       65,784           65,181
                                                              -------------    -------------

Minority interest                                                       299              183
                                                              -------------    -------------
Shareholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares
       authorized
     Common stock, $0.001 par value, 100,000 shares
       authorized, 29,884 and 29,453 shares issued                       30               29
     Additional paid-in capital                                      91,398           81,310
     Unearned compensation                                           (1,759)
     Retained earnings                                               92,867           77,629
     Accumulated other comprehensive income (loss)                      323             (771)
     Treasury stock, 1,067 shares, at cost                          (15,969)         (14,570)
                                                              -------------    -------------
                                                                    166,890          143,627
                                                              -------------    -------------
Commitments and contingencies (Note 7)
                                                              -------------    -------------
             Total liabilities and shareholders' equity       $     232,973    $     208,991
                                                              =============    =============

       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   Six Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                 2000           1999
                                                              ----------     ----------
Revenues                                                      $  376,116     $  278,598
Cost of transportation                                           220,888        157,322
                                                              ----------     ----------
     Net revenues                                                155,228        121,276
                                                              ----------     ----------

Operating expenses:
     Personnel costs                                              82,774         61,943
     Other selling, general and administrative expenses           48,606         38,802
                                                              ----------     ----------
                                                                 131,380        100,745
                                                              ----------     ----------
Operating income                                                  23,848         20,531
Interest and other income                                          1,276          1,183
                                                              ----------     ----------
Income before provision for income taxes                          25,124         21,714
Provision for income taxes                                         9,886          8,433
                                                              ----------     ----------
Net income                                                        15,238         13,281

Other comprehensive income:
     Foreign currency translation                                  1,094            193
                                                              ----------     ----------
Comprehensive income                                          $   16,332     $   13,474
                                                              ==========     ==========

Basic earnings per share                                      $     0.53     $     0.47
                                                              ==========     ==========
Basic weighted-average common shares outstanding                  28,691         28,128
                                                              ==========     ==========

Diluted earnings per share                                    $     0.51     $     0.46
                                                              ==========     ==========
Diluted weighted-average common and common equivalent
         shares outstanding                                       29,979         28,779
                                                              ==========     ==========





       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                 Three Months Ended
                                                                      March 31,
                                                              -------------------------
                                                                 2000          1999
                                                              ----------     ----------
Revenues                                                      $  188,751     $  133,722
Cost of transportation                                           111,693         75,769
                                                              ----------     ----------
     Net revenues                                                 77,058         57,953
                                                              ----------     ----------

Operating expenses:
     Personnel costs                                              42,653         30,714
     Other selling, general and administrative expenses           26,230         18,878
                                                              ----------     ----------
                                                                  68,883         49,592
                                                              ----------     ----------
Operating income                                                   8,175          8,361
Interest and other income                                            621            651
                                                              ----------     ----------
Income before provision for income taxes                           8,796          9,012
Provision for income taxes                                         3,518          3,479
                                                              ----------     ----------
Net income                                                         5,278          5,533

Other comprehensive income:
     Foreign currency translation                                    910             90
                                                              ----------     ----------
Comprehensive income                                          $    6,188     $    5,623
                                                              ==========     ==========

Basic earnings per share                                      $     0.18     $     0.20
                                                              ==========     ==========
Basic weighted-average common shares outstanding                  28,791         28,074
                                                              ==========     ==========

Diluted earnings per share                                    $     0.18     $     0.19
                                                              ==========     ==========
Diluted weighted-average common and common equivalent
         shares outstanding                                       30,005         28,789
                                                              ==========     ==========





       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                        Six Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                      2000            1999
                                                                   ----------      ----------

Cash flows from operating activities                               $    5,993      $   14,912
                                                                   ----------      ----------
Cash flows from investing activities:
     Acquisitions, net of cash                                        (20,288)
     Purchase of investments                                                           (4,806)
     Maturity of investments                                           17,213           6,315
     Acquisition of property and equipment, net                        (9,879)         (5,779)
     Payment of contingent consideration for acquisition               (1,250)         (1,500)
     Other                                                                               (136)
                                                                   ----------      ----------
          Net cash used by investing activities                       (14,204)         (5,906)
                                                                   ----------      ----------
Cash flows from financing activities:
     Issuance of common stock                                             294              51
     Proceeds from exercise of stock options                            4,259             777
     Purchase of treasury stock                                        (1,695)         (9,266)
                                                                   ----------      ----------
          Net cash provided (used) by financing activities              2,858          (8,438)
                                                                   ----------      ----------
Effect of foreign currency translation on cash                          1,094             317
                                                                   ----------      ----------
Net increase (decrease) in cash and cash equivalents                   (4,259)            885
Cash and cash equivalents, beginning of period                         35,175          37,191
                                                                   ----------      ----------

Cash and cash equivalents, end of period                           $   30,916      $   38,076
                                                                   ==========      ==========



       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               ACCUMULATED
                                           COMMON STOCK     ADDITIONAL UNEARNED                   OTHER
                                         ---------------     PAID-IN    COMPEN-   RETAINED    COMPREHENSIVE   TREASURY
                                         SHARES  AMOUNT      CAPITAL    SATION    EARNINGS     INCOME(LOSS)    STOCK        TOTAL
                                         ------  -------    ---------  ---------  ---------   -------------- ----------   ---------

Balance at September 30, 1999            29,453  $    29    $  81,310             $  77,629     $    (771)   $ (14,570)   $ 143,627

Shares issued under stock option            431        1        6,163  $  (1,905)                                             4,259
   plans and restricted stock awards

Purchase of treasury stock                                                                                      (1,695)      (1,695)

Issuance of shares under stock
   purchase plan                                                   (2)                                             296          294

Tax benefit from exercise of stock
   options                                                      3,927                                                         3,927

Amortization of unearned
   compensation                                                              146                                                146

Net income                                                                           15,238                                  15,238

Foreign currency translation
   adjustments                                                                                      1,094                     1,094
                                         ------  -------    ---------  ---------  ---------     ---------    ----------   ---------



Balance at March 31, 2000                29,884  $    30    $  91,398  $  (1,759) $  92,867     $     323    $ (15,969)   $ 166,890
                                         ======  =======    =========  =========  =========     =========    ==========   =========



       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

           The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at March 31, 2000 and the results of its operations for the six and three months ended March 31, 2000 and 1999. Results of operations for the six and three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000.


NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

           On February 21, 2000, the Company's shareholders approved a proposal to change the Company's name to EGL, Inc. in recognition of the Company's increasing globalization, broader spectrum of services and long-term growth strategy.

           EGL, Inc. is a worldwide logistics company. The Company maintains operating facilities throughout the United States, Mexico, Canada, Hong Kong, the United Kingdom, Argentina, Brazil, Chile and Peru as well as a worldwide network of exclusive and nonexclusive agents.

           The Company operates in one principal industry segment. During the six and three months ended March 31, 2000 and 1999, no individual geographic segment outside the United States exceeded more than 10% of the revenues, net income or assets of the combined amounts for all geographic segments.

           On July 12, 1999, the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a stock dividend. All shares and per-share amounts have been restated retroactively to reflect the stock split, which was distributed August 30, 1999 to shareholders of record on August 23, 1999.


NOTE 2 - EARNINGS PER SHARE:

           Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 1.3 million and 651,000 were used in the calculation of diluted earnings per share for the six months ended March 31, 2000 and 1999, respectively. Incremental shares of 1.2 million and 715,000 were used in the calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999, respectively.


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

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", to be effective the first quarter of fiscal 2001. The Company is currently evaluating its revenue recognition policies for compliance with SAB No. 101.


NOTE 4 - ACQUISITIONS:

         On December 15, 1999, the Company completed the acquisition of Compass Cargo Limitada, a privately held air freight forwarder in Chile with annual net revenues of approximately $1.5 million for an aggregate purchase price of $1.2 million in cash at closing.

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

         Each of these acquisitions was accounted for as a purchase and the results of operations for the acquired businesses are included in the consolidated statement of income from the acquisition date forward.


NOTE 5 - SHAREHOLDERS' EQUITY:

         In January 2000, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding Common Stock. In April 2000, the Company's Board of Directors increased the authorization to three million shares. As of March 31, 2000, the Company had repurchased 57,500 shares for a total of $1.7 million under this authorization. The Company repurchased an additional 217,000 shares for $4.9 million subsequent to March 31, 2000.

         Unearned compensation relates to awards of restricted stock and is recorded at the date of award based on the market value of the shares and is amortized to expense over the vesting period of three years.


NOTE 6 - REVOLVING CREDIT FACILITY:

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

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The Credit Agreement also restricts dividends or distributions with respect to equity securities or interests in excess of 20% of consolidated net income for any four fiscal quarters period. The Credit Agreement also places restrictions on additional indebtedness, liens, investments, change of control and other matters.


NOTE 7 - COMMITMENTS AND CONTINGENCIES:

           In the third quarter of fiscal 2000, the Company received a Letter of Determination and Conciliation Proposal from the Equal Employment Opportunity Commission relating to a Commissioner's Charge issued in the first quarter of fiscal 1998. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1. Legal Proceedings."


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

OVERVIEW

         On February 21, 2000, the Company's shareholders approved a proposal to change the Company's name to EGL, Inc. in recognition of the Company's increasing globalization, broader spectrum of services and long-term growth strategy.

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

         Since October 1, 1996, the Company has added 45 terminals, increasing the total to 92 at March 31, 2000. The opening of a new terminal generally has an initial short-term negative impact on profitability due to operating losses of the new terminal. However, the opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability.

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

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On January 7, 2000, the Company completed the acquisition of Commercial Transport International (Canada) Ltd. (CTI) and Fastair Cargo Systems Ltd. (Fastair) for an aggregate purchase price of approximately $21.3 million in cash at closing and a total of approximately $4.9 million in cash payable in three equal annual installments. The acquisition agreement also contemplates additional consideration not to exceed $7.8 million over the next three years payable in cash and Company common stock if certain earnings-based growth goals are achieved. Fastair is a leading forwarder in the intra-Canada freight forwarding market. CTI, its sister company, primarily serves the international freight forwarding market with offices coast-to-coast throughout Canada. CTI and Fastair were privately-held, under common control and have eight locations in Canada. Both companies are based in Toronto, Canada. The acquisitions were accounted for as a purchase and the acquired operations were integrated with the Company's existing Canadian operations.

         As a result of recent industry consolidation, the Company plans to accelerate its international expansion efforts beginning in the third quarter of fiscal 2000 with the addition of seasoned international airfreight employees worldwide. The new staff and related infrastructure costs are expected to increase international operating expenses over the next two quarters by approximately $4.0 to $5.0 million, or $0.08 to $0.10 cents per diluted share (net of tax).

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

RESULTS OF OPERATIONS

The following table presents certain statement of income data as a percentage of revenues and operating data for the periods indicated.

                                                        Six Months Ended March 31,     Three Months Ended March 31,
                                                       ----------------------------    ---------------------------
                                                          2000              1999           2000           1999
                                                       -----------      -----------    -----------    -----------
Revenues                                                     100.0%           100.0%         100.0%         100.0%
Cost of transportation                                        58.7             56.5           59.2           56.7
                                                       -----------      -----------    -----------    -----------
Net revenues                                                  41.3             43.5           40.8           43.3

Personnel costs                                               22.0             22.2           22.6           23.0
Other selling, general and administrative expenses            12.9             13.9           13.9           14.1
                                                       -----------      -----------    -----------    -----------
Operating expenses                                            34.9             36.1           36.5           37.1
                                                       -----------      -----------    -----------    -----------
Operating income                                               6.4%             7.4%           4.3%           6.2%
                                                       ===========      ===========    ===========    ===========
Net income                                                     4.1%             4.8%           2.8%           4.1%
                                                       -----------      -----------    -----------    -----------

Freight forwarding terminals at end of period                   92               74             92             74
Local delivery locations at end of period                       76               67             76             67
Freight forwarding shipments                             1,027,536          643,763        589,033        324,399
Average weight (lbs.) per freight forwarding
   shipment                                                    621              651            555            634

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

         Revenues increased 35.0% to $376.1 million in the first six months of fiscal 2000 from $278.6 million in the same period of fiscal 1999 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of acquisitions completed after the second quarter of fiscal 1999. Domestic revenues for the second quarter of fiscal 2000 were adversely affected by a temporary shift from overnight air shipments to lower-margin economy ground shipments by the technology and manufacturing sectors as a result of the Year 2000 transition. This adjustment primarily impacted the seasonally weak months of January and February 2000, when the Company recorded a 19.0% domestic revenue growth rate over January and February 1999. The Company's domestic shipping mix normalized by March 2000, when it recorded a 46.0% domestic revenue growth rate over March 1999.

         For those freight forwarding terminals opened prior to the beginning of fiscal 1999 (71 terminals), revenues increased 33.6% to $336.3 million for the six months ended March 31, 2000 from $251.8 million for the six months ended March 31, 1999.

         Revenues for the six months ended March 31, 2000 were comprised of $350.5 million of forwarding revenues and $25.6 million of local pickup and delivery revenues, as compared to $254.8 million and $23.8 million, respectively, for the six months ended March 31, 1999. Of the Company's forwarding revenues for the six months ended March 31, 2000, $82.4 million were attributable to international shipments (defined as shipments that cross a national border) compared to $46.3 million for the six months ended March 31, 1999. The acquisitions completed in Canada and Chile, as described in Note 4, added approximately $16.7 million in international revenue during the six months ended March 31, 2000.

         The Company's total local pickup and delivery revenues for the six months ended March 31, 2000 were $94.6 million. This amount includes $69.0 million of intercompany sales that were eliminated upon consolidation and $25.6 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the first six months of fiscal 2000 as a percentage of revenues to 58.7% from 56.5% in the comparable period in fiscal 1999. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 40.4% to $220.9 million for the six months ended March 31, 2000 from $157.3 million in the same period in fiscal 1999 as a result of increases in freight shipped. Net revenue margin decreased to 41.3% in the first six months of fiscal 2000 from 43.5% in the same period in fiscal 1999. The primary reason for the margin decline was increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight and a temporary shift in January and February 2000 from overnight air shipments to lower-margin economy ground shipments by the technology and manufacturing sectors as a result of the Year 2000 transition. Net revenues increased 28.0% to $155.2 million in the first six months of fiscal 2000 from $121.3 million in the same period in fiscal 1999.

         Operating expenses decreased as a percentage of revenues to 34.9% in the first six months of fiscal 2000 from 36.1% for the same period in fiscal 1999. The $30.6 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 22.0% in the first six months of fiscal 2000 from 22.2% in the same period in fiscal 1999 and increased in absolute terms by 33.6% to $82.8 million in the fiscal 2000 period from $61.9 million in the fiscal 1999 period. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure particularly in international operations, to keep pace with its

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

recent significant growth, to deepen the staff at its terminals and to prepare for expected growth during fiscal 2000. Other selling, general and administrative expenses decreased as a percentage of revenues to 12.9% in the first six months of fiscal 2000 from 13.9% in the first six months of fiscal 1999, and increased in absolute terms by 25.3% to $48.6 million in the fiscal 2000 period from $38.8 million in the fiscal 1999 period. In the first six months of fiscal 2000, selling expenses as a percentage of revenues decreased by 0.1% and other general and administrative expenses as a percentage of revenues decreased by 1.0% compared to the first six months of fiscal 1999. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 2000 period, increased expenses attributable to the Company's acquisitions, the Company's headquarters facility and a $1.1 million non-recurring charge for legal fees recorded in the second quarter of fiscal 2000.

         Operating income increased 16.2% to $23.8 million in the first six months of fiscal 2000 from $20.5 million in the comparable period in fiscal 1999. Operating margin decreased to 6.4% for six months ended March 31, 2000 compared to 7.4% for the six months ended March 31, 1999. Interest and other income increased to $1.3 million from $1.2 million as a result of rental income of $353,000 from a sublease that began in May 1999, partially offset by a decline in interest income from decreased levels of investments during the six months ended March 31, 2000 compared to the six months ended March 31, 1999.

         Income before provision for income taxes increased 15.7% to $25.1 million in the first six months of fiscal 2000 from $21.7 million in the comparable period of fiscal 1999. Provision for income taxes increased 17.2% to $9.9 million for the six months ended March 31, 2000 from $8.4 million for the six months ended March 31, 1999. Net income increased 14.7% to $15.2 million in the first six months of fiscal 2000 from net income of $13.3 million in the same period in fiscal 1999. Diluted earnings per share increased 10.9% to $0.51 per share for the six months ended March 31, 2000 from $0.46 in the same period in fiscal 1999.

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues increased 41.2% to $188.8 million in the second quarter of fiscal 2000 from $133.7 million in the same period of fiscal 1999 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of acquisitions completed after the second quarter of fiscal 1999. Domestic revenues for the second quarter of fiscal 2000 were adversely affected by a temporary shift from overnight air shipments to lower-margin economy ground shipments by the technology and manufacturing sectors as a result of the Year 2000 transition. This adjustment primarily impacted the seasonally weak months of January and February 2000, when the Company recorded a 19.0% domestic revenue growth rate over January and February 1999. The Company's domestic shipping mix normalized by March 2000, when it recorded a 46.0% domestic revenue growth rate over March 1999.

         For those freight forwarding terminals opened prior to the beginning of fiscal 1999 (71 terminals), revenues increased 35.0% to $163.5 million for the three months ended March 31, 2000 from $121.1 million for the three months ended March 31, 1999.

         Revenues for the three months ended March 31, 2000 were comprised of $176.4 million of forwarding revenues and $12.4 million of local pickup and delivery revenues, as compared to $121.5 million and $12.2 million, respectively, for the three months ended March 31, 1999. Of the Company's forwarding revenues for the second quarter of fiscal 2000, $46.6 million were attributable to international shipments (defined as shipments that cross a national border) compared to $20.5 million for the second quarter of fiscal 1999. The acquisitions completed in Canada and Chile, as described in Note 4, added approximately $16.7 million in international revenue during the second quarter of fiscal 2000.

         The Company's total local pickup and delivery revenues for the second quarter of fiscal 2000 were $45.5 million. This amount includes $33.1 million of intercompany sales that were eliminated upon consolidation and $12.4 million in services to third-party (non-forwarding) customers.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cost of transportation increased during the second quarter of fiscal 2000 as a percentage of revenues to 59.2% from 56.7% in the comparable period in fiscal 1999. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 47.4% to $111.7 million in the second quarter of fiscal 2000 from $75.8 million in the second quarter of fiscal 1999 as a result of increases in freight shipped. Net revenue margin decreased to 40.8% in the second quarter of fiscal 2000 from 43.3% in the same period in fiscal 1999. The primary reason for the margin decline was increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight and a temporary shift in January and February 2000 from overnight air shipments to lower-margin economy ground shipments by the technology and manufacturing sectors as a result of the Year 2000 transition. Net revenues increased 33.0% to $77.1 million in the second quarter of fiscal 2000 from $58.0 million in the same period in fiscal 1999.

         Operating expenses decreased as a percentage of revenues to 36.5% in the second quarter of fiscal 2000 from 37.1% for the same period in fiscal 1999. The $19.3 million increased costs in absolute terms for the second quarter of fiscal 2000 was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 22.6% in the second quarter of fiscal 2000 from 23.0% in the same period in fiscal 1999 and increased in absolute terms by 38.9% to $42.7 million. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure particularly in international operations, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for expected growth during fiscal 2000. Other selling, general and administrative expenses decreased as a percentage of revenues to 13.9% in the second quarter of fiscal 2000 from 14.1% in the second quarter of fiscal 1999, and increased in absolute terms by 38.9% to $26.2 million in the fiscal 2000 period from $18.9 million in the fiscal 1999 period. In the second quarter of fiscal 2000, selling expenses as a percentage of revenues remained constant at 1.3% and other general and administrative expenses as a percentage of revenues decreased by 0.3% compared to the second quarter of fiscal 1999. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 2000 period, increased expenses attributable to the Company's acquisitions, the Company's headquarters facility and a $1.1 million non-recurring charge for legal fees recorded in the second quarter of fiscal 2000.

         Operating income decreased 2.2% to $8.2 million in the second quarter of fiscal 2000 from $8.4 million in the comparable period in fiscal 1999. Operating margin decreased to 4.3% for the quarter ended March 31, 2000 from 6.2% for the quarter ended March 31, 1999. Interest and other income decreased to $621,000 from $651,000 as a result of decreased levels of investments during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 offset by rental income of $193,000 from a sublease that began in May 1999.

         Income before provision for income taxes decreased 2.4% to $8.8 million in the second quarter of fiscal 2000 from $9.0 million in the comparable period of fiscal 1999. Provision for income taxes remained constant at $3.5 million for the three months ended March 31, 2000 and 1999. Net income decreased 4.6% to $5.3 million in the second quarter of fiscal 2000 from net income of $5.5 million in the same period in fiscal 1999. Diluted earnings per share decreased 5.3% to $0.18 per share for the quarter ended March 31, 2000 from $0.19 in the same period in fiscal 1999.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments decreased $21.5 million to $30.9 million at March 31, 2000 from $52.4 million at September 30, 1999. At March 31, 2000, the Company had working capital of $97.2 million and a current ratio of 2.64 compared to working capital of $105.8 million and a current ratio of 2.70 at September 30, 1999. The Company's working capital decreased during this period primarily as a result of cash used for business acquisitions. Capital expenditures for the six months ended March 31, 2000 were approximately $9.9 million.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Other than its public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made limited use of bank borrowing and lease or purchase arrangements. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

         On January 7, 2000, the Company completed the acquisition of CTI and Fastair for an aggregate purchase price of approximately $21.3 million paid at closing from cash and cash equivalents on hand. Additionally, a total of approximately $4.9 million will be paid in cash over the next three years in annual installments.

         In January 2000, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding Common Stock. In April 2000, the Company's Board of Directors increased the authorization to three million shares. As of March 31, 2000, the Company had repurchased 57,500 shares for a total of $1.7 million under this authorization. The Company purchased an additional 217,000 shares for $4.9 million subsequent to March 31, 2000. The Company's current intention is that future repurchases will help to offset increases in the number of shares outstanding resulting from previous and future stock option exercises.

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

         The revolving line of credit includes unused commitment fees and letters of credit fees, each of which is calculated on the basis of a ratio of consolidated debt to consolidated EBITDA. The Company is subject to certain covenants under the terms of the Credit Agreement, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than .50 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 2.50 to 1.00 and (d) a consolidated fixed charge coverage ratio of no less than 2.00 to 1.00.

         The Credit Agreement also restricts dividends or distributions with respect to equity securities or interests in excess of 20% of consolidated net income for any four fiscal quarters period. The Credit Agreement also places certain restrictions on additional indebtedness, liens, investments, change of control and other matters.

         The Company's subsidiaries in the United Kingdom, Hong Kong and Mexico maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing some transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At March 31, 2000, the Company was contingently liable for approximately $2.6 million under outstanding letters of credit and guarantees related to these obligations.

         As of March 31, 2000, the Company had outstanding non-qualified stock options to purchase an aggregate of 4,476,029 shares of common stock at exercise prices ranging from $0.83 to $32.69, which equaled the fair market value of the underlying common stock on the dates of grant. At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the six months ended March 31, 2000 of non-qualified stock options to purchase an aggregate of 431,082 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $10 million. The Company has recognized a reduction of its federal and state income tax liability of approximately $3.9 million with respect to the six months ended March 31, 2000.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston Facility). The cost of the Houston Facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR rate plus 145 basis points, beginning on July 1, 1998 through October 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on October 2, 2002. As of March 31, 2000, the lease balance was approximately $8.3 million.

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR rate plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligation will continue for a term of 52 months. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of each facility, is due at the end of each lease term. Construction began during fiscal 1999 on five terminal facilities. As of March 31, 2000, the aggregate lease balance was approximately $14.6 million under the master operating lease agreement.

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

         During fiscal 1999, the Company entered into commitments to construct warehouse and terminal facilities for an aggregate cost of approximately $9.0 million. Payment for the construction of the facilities is being made from cash balances. As of March 31, 2000, the Company had paid approximately $7.4 million of the commitments. Construction of the facilities is estimated to be completed during fiscal 2000.

COMMISSIONER'S CHARGE

         As discussed in Part II, Item 1. Legal Proceedings, the Company has received a Letter of Determination and Conciliation Proposal from the EEOC relating to the Commissioner's Charge described in that section. In the second quarter of fiscal 2000, the Company accrued a $1.1 million charge ($700,000 after-tax) for its estimated future litigation expenses to defend this matter. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge and related issues or the degree of any adverse effect of these matters on the Company and its financial condition and results of operations.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RELATED PARTY TRANSACTIONS

         In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by James R. Crane, the Company's Chairman and President. Rental income was approximately $353,000 during the first six months of fiscal 2000 and $143,000 during fiscal 1999. In addition, the Company billed the customer approximately $1.0 million for freight forwarding services during the first six months of fiscal 2000 and $356,000 during fiscal 1999. The Company believes the rental rates set forth in the sublease agreement approximate market rates.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2000, Company did not have any outstanding short-term or long-term debt instruments. Accordingly, the Company does not have market risk related to interest rates. However, the Company's lease payments on certain financed facilities are tied to market interest rates. At March 31, 2000, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income for fiscal 2000.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada, Mexico, Hong Kong and Latin America operations, as a result of transactions in foreign markets. At March 31, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these operations are denominated would not have a material impact on operating income for fiscal 2000.

         The Company has not purchased any futures contracts nor has it purchased or held any derivative financial instruments for trading purposes during the second quarter of fiscal 2000.

         In the second quarter of fiscal 1999, the Company entered into contracts for the purpose of hedging the costs of a portion of anticipated jet fuel purchases for chartered aircraft during the following twelve months. These contracts matured during the second quarter of fiscal 2000 and resulted in a gain of $604,000 recorded as a reduction of costs of transportation.

         In May 2000, the Company entered into two additional contracts to hedge the cost of jet fuel purchases during the following twelve months. Such contracts are nominally insignificant.

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

         Shortly before the filing of this Form 10-Q, the Houston District Office of the EEOC provided to the Company its "Letter of Determination and Conciliation Proposal" with respect to the investigation pertaining to the Commissioner's Charge and made a final determination that there is a sufficient evidentiary basis to sustain all allegations in the Commissioner's Charge, except as to certain charges relating to Asian Americans.

         The Conciliation Proposal "invites [the Company] to actively engage in conciliation to resolve this matter," and proposes certain monetary and non-monetary remedies to "serve to facilitate confidential discussions which, hopefully, will eventuate in an appropriate settlement." That proposed relief includes, the following: (i) backpay and benefits for a class of minorities in the amount of $6,000,000 (this is a $950,000 reduction from the amount claimed under the preliminary assessment); (ii) compensation for certain incumbent minorities and women who were allegedly underpaid relative to white male counterparts in the amount of $5,000,000; (iii) compensation for certain minority and female employees who were allegedly not promoted at rates comparable to their respective employment rates in the amount of $2,950,000; and
(iv) financial compensation for certain other employees as a result of alleged "disparate discipline" in the amount of $745,000, all exclusive of interest, compensatory and punitive damages and costs. The specific monetary relief as outlined above is $950,000 less than that amount proposed in its preliminary assessment. The Conciliation Proposal states, however, that "the EEOC agrees that this claim can be resolved for $20,000,000. The EEOC also seeks non-monetary relief, including hiring 244 minorities, certain upward adjustments to salaries, reinstatement of up to 15 employees and required promotion of 30 employees. The Houston District Office also seeks (a) reformation of the Company's policies and practices with respect to record keeping, recruiting, hiring and placement, reinstatement, promotion and transfer, and corporate governance, and (b) the institution of specified procedures and steps with respect to such matters.

         Certain individual employees have brought charges of this nature against the Company in the ordinary course of business. The Company anticipates that the claims of these individuals will have no material adverse impact on the Company's financial condition.

         The Company believes that the Houston District Office's preliminary assessment of systemic discrimination is wrong and is the result of agency bias against the Company and its Chief Executive Officer because of the Company's vigorous defense of this matter. The Company does intend, however, to respond to the EEOC's offer to conciliate this matter and intends to engage in good faith discussions with the EEOC in an effort to resolve this matter. If the Company is unable to effect what it considers to be a reasonable settlement of this matter during the conciliation process, the Company will continue its vigorous defense of this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," the Company agreed to issue shares of Company common stock as additional partial consideration for the acquisition of CTI and Fastair if certain earnings-based growth goals are achieved. Such transaction is exempt from the registration requirements of the Securities Act by virtue of
         Section 4(2) thereof as a transaction not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES, NONE

ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

    (A)  ANNUAL MEETING OF SHAREHOLDERS ON FEBRUARY 21, 2000

    (B)  ELECTION OF DIRECTORS

                                                                                                                   BROKER
                                                            FOR          AGAINST        WITHHELD      ABSTAIN     NONVOTES
                                                            ---          -------        --------      -------     --------

                    James R. Crane                        26,465,170       *               3,610         -             *
                    Elijio V. Serrano                     26,462,995       *               5,785         -             *
                    William P. O'Connell                  26,465,027       *               3,753         -             *
                    Neil E. Kelley                        26,465,170       *               3,610         -             *
                    Frank J. Hevrdejs                     26,465,170       *               3,610         -             *
                    Norwood W. Knight-Richardson          26,465,170       *               3,610         -             *
                    Rebecca A. McDonald                   26,405,783       *              62,997         -             *

    (C)  PROPOSALS

                 Proposal to Change the Company's
                 Name to EGL, Inc.                        26,450,960      13,866             *       3,954             *

                 Approval of Appointment of               26,463,621       3,698             *       1,461             *
                 PricewaterhouseCoopers LLP as
                 Independent Accountants

                 *Not Applicable


ITEM 5.  OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth; future marketing; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge or other litigation; future operating expenses, including expected international operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of Revolver proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; fluctuations in the price of jet fuel; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate, " "estimate," "expect," "may," "plans," " project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its ability to attract and retain skilled managers and other personnel, including the attraction of new international staff; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation (including the results and outcome of the Commissioner's Charge); the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange

Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (A)      EXHIBITS.

                    3(i)     Second Amended and Restated Articles of Incorporation of the Company, as amended.

                   *3(ii)    Amended and Restated Bylaws of the Company, as amended (Exhibit 3.2 to the Company's
                             Registration Statement on Form S-1 (Registration No. 33-97606)).

                  *10(i)     Credit Agreement dated January 13, 2000 among the Company, the financial institutions named therein and Bank of America, N. A. (Exhibit 10(i) to the Company's Form 10-Q
                             for the fiscal quarter ended December 31, 1999).

                   27        Financial Data Schedule.

----------------------
*        Incorporated by reference as indicated.

         (B)      REPORTS ON FORM 8-K.

                  The Company filed a Report on Form 8-K dated January 7, 2000 related to the acquisitions of Commercial Transport International (Canada) Ltd. and Fastair Cargo Systems Ltd.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                             EGL, INC.
                                                     --------------------------
                                                           (Registrant)



Date:         May 10, 2000                        BY: /s/ James R. Crane
      -------------------------------                --------------------------
                                                     James R. Crane
                                                     President



Date:         May 10, 2000                        BY: /s/ Elijio V. Serrano
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

*10(i)   Credit Agreement dated January 13, 2000 among the Company, the financial institutions named therein and Bank of America,
         N. A. (Exhibit 10(i) to the Company's Form 10-Q for the fiscal quarter ended December 31, 1999).

 27      Financial Data Schedule

--------------------
*Incorporated by reference as indicated.