Form 10-Q
period 2000-06-30
EGL INC
filed 2000-08-08
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2000

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


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

                      FORMER FISCAL YEAR END - SEPTEMBER 30
--------------------------------------------------------------------------------
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

The number of shares of the registrant's common stock as of August 2, 2000:
28,568,680 shares (net of 1,391,834 treasury shares).


================================================================================

                                    EGL, INC.
                               INDEX TO FORM 10-Q


                                                                                                                 PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of
           June 30, 2000 and September 30, 1999.................................................................   3

         Condensed Consolidated Statement of Income and Comprehensive
           Income for the Nine Months ended June 30, 2000 and 1999..............................................   4

         Condensed Consolidated Statement of Income and Comprehensive Income for the Three
           Months ended June 30, 2000 and 1999..................................................................   5

         Condensed Consolidated Statement of Cash Flows for
           the Nine Months ended June 30, 2000 and 1999.........................................................   6

         Condensed Consolidated Statement of Shareholders'
           Equity for the Nine Months ended June 30, 2000.......................................................   7

         Notes to Condensed Consolidated Financial Statements...................................................   8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS.................................................................................  11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.............................................  19

PART II.  OTHER INFORMATION.....................................................................................  20

SIGNATURES......................................................................................................  23

INDEX TO EXHIBITS...............................................................................................  24

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)


                                                            June 30,      September 30,
                                                              2000            1999
                                                          ------------    -------------
                  Assets

Current assets:
     Cash and cash equivalents                            $     19,977    $     35,175
     Short-term investments                                                     17,213
     Accounts receivable - trade, net                          134,447         109,003
     Prepaid expenses and other                                  5,140           3,712
     Deferred income taxes                                       3,447           2,817
                                                          ------------    ------------
             Total current assets                              163,011         167,920
Property and equipment, net                                     38,481          28,184
Goodwill, net                                                   38,624          11,072
Other assets                                                     3,669           1,815
                                                          ------------    ------------
             Total assets                                 $    243,785    $    208,991
                                                          ============    ============

             Liabilities and Shareholders' Equity

Current liabilities:

     Accounts payable - trade                             $     20,102    $     12,657
     Accrued transportation costs                               20,197          21,895
     Accrued compensation and employee benefits                 18,353          18,677
     Other accrued liabilities                                  11,944           8,855
                                                          ------------    ------------
             Total current liabilities                          70,596          62,084

Other long-term liabilities                                      3,321
Deferred income taxes                                            3,104           3,097
                                                          ------------    ------------
             Total liabilities                                  77,021          65,181
                                                          ------------    ------------

Minority interest                                                                  183
                                                          ------------    ------------
Shareholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares
       authorized
     Common stock, $0.001 par value, 100,000 shares
       authorized, 29,954 and 29,453 shares issued                  30              29
     Additional paid-in capital                                 92,462          81,310
     Unearned compensation                                      (1,592)
     Retained earnings                                         101,328          77,629
     Accumulated other comprehensive loss                         (912)           (771)
     Treasury stock, 1,406 and 1,022 shares, at cost           (24,552)        (14,570)
                                                          ------------    ------------
                                                               166,764         143,627
                                                          ------------    ------------
Commitments and contingencies (Note 7)
                                                          ------------    ------------
             Total liabilities and shareholders' equity   $    243,785    $    208,991
                                                          ============    ============

      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     Nine  Months Ended
                                                                         June 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------

Revenues                                                       $    589,855    $    428,424
Cost of transportation                                              346,695         243,455
                                                               ------------    ------------
     Net revenues                                                   243,160         184,969
                                                               ------------    ------------

Operating expenses:
     Personnel costs                                                128,605          93,955
     Other selling, general and administrative expenses              77,106          59,411
                                                               ------------    ------------
                                                                    205,711         153,366
                                                               ------------    ------------
Operating income                                                     37,449          31,603
Interest and other income                                             1,745           1,934
                                                               ------------    ------------
Income before provision for income taxes                             39,194          33,537
Provision for income taxes                                           15,495          12,961
                                                               ------------    ------------
Net income                                                           23,699          20,576

Other comprehensive income:
     Foreign currency translation                                      (141)            (40)
                                                               ------------    ------------
Comprehensive income                                           $     23,558    $     20,536
                                                               ============    ============

Basic earnings per share                                       $       0.83    $       0.73
                                                               ============    ============
Basic weighted-average common shares outstanding                     28,676          28,218
                                                               ============    ============

Diluted earnings per share                                     $       0.79    $       0.71
                                                               ============    ============
Diluted weighted-average common and common equivalent
         shares outstanding                                          29,828          28,925
                                                               ============    ============





      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      Three Months Ended
                                                                          June 30,
                                                               ----------------------------
                                                                   2000            1999
                                                               ------------    ------------
Revenues                                                       $    213,739    $    149,826
Cost of transportation                                              125,807          86,133
                                                               ------------    ------------
     Net revenues                                                    87,932          63,693
                                                               ------------    ------------

Operating expenses:
     Personnel costs                                                 45,831          32,012
     Other selling, general and administrative expenses              28,500          20,609
                                                               ------------    ------------
                                                                     74,331          52,621
                                                               ------------    ------------
Operating income                                                     13,601          11,072
Interest and other income                                               469             751
                                                               ------------    ------------
Income before provision for income taxes                             14,070          11,823
Provision for income taxes                                            5,609           4,528
                                                               ------------    ------------
Net income                                                            8,461           7,295

Other comprehensive income:
     Foreign currency translation                                    (1,235)           (233)
                                                               ------------    ------------
Comprehensive income                                           $      7,226    $      7,062
                                                               ============    ============

Basic earnings per share                                       $       0.30    $       0.26
                                                               ============    ============
Basic weighted-average common shares outstanding                     28,646          28,401
                                                               ============    ============

Diluted earnings per share                                     $       0.29    $       0.25
                                                               ============    ============
Diluted weighted-average common and common equivalent
         shares outstanding                                          29,451          29,585
                                                               ============    ============





      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    Nine Months Ended
                                                                        June 30,
                                                               ------------------------
                                                                  2000          1999
                                                               ----------    ----------

Cash flows from operating activities                           $   11,532    $   23,873
                                                               ----------    ----------
Cash flows from investing activities:
     Acquisitions, net of cash                                    (21,240)
     Purchase of investments                                                    (12,627)
     Maturity of investments                                       17,213        13,104
     Acquisition of property and equipment, net                   (14,761)       (8,687)
     Payment of contingent consideration for acquisition           (2,443)       (2,000)
     Other                                                                          (63)
                                                               ----------    ----------
          Net cash used by investing activities                   (21,231)      (10,273)
                                                               ----------    ----------
Cash flows from financing activities:
     Issuance of common stock                                         294
     Proceeds from exercise of stock options                        4,826         5,896
     Purchase of treasury stock                                   (10,478)       (9,218)
                                                               ----------    ----------
          Net cash used by financing activities                    (5,358)       (3,322)
                                                               ----------    ----------
Effect of foreign currency translation on cash                       (141)          (66)
                                                               ----------    ----------
Net increase (decrease) in cash and cash equivalents              (15,198)       10,212
Cash and cash equivalents, beginning of period                     35,175        37,191
                                                               ----------    ----------

Cash and cash equivalents, end of period                       $   19,977    $   47,403
                                                               ==========    ==========



      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                               ACCUMULATED
                                           COMMON STOCK     ADDITIONAL   UNEARNED                 OTHER
                                      --------------------   PAID-IN     COMPEN-    RETAINED  COMPREHENSIVE  TREASURY
                                        SHARES     AMOUNT    CAPITAL     SATION     EARNINGS      LOSS         STOCK        TOTAL
                                      ---------  ---------  ----------  ---------   --------- -------------  ---------    ---------

Balance at September 30, 1999            29,453  $      29  $  81,310               $  77,629   $    (771)   $ (14,570)   $ 143,627

Shares issued under stock option
   plans and restricted stock awards        501          1      6,730   $  (1,905)                                            4,826

Purchase of treasury stock                                                                                     (10,478)     (10,478)

Issuance of shares under stock
   purchase plan                                                   (2)                                             296          294

Shares issued for acquisition related
   earnout                                                                                                         200          200

Tax benefit from exercise of stock
   options                                                      4,424                                                         4,424

Amortization of unearned
   compensation                                                               313                                               313

Net income                                                                             23,699                                23,699

Foreign currency translation
   adjustments                                                                                       (141)                     (141)
                                      ---------  ---------  ---------   ---------   ---------   ---------    ---------    ---------
Balance at June 30, 2000                 29,954  $      30  $  92,462   $  (1,592)  $ 101,328   $    (912)   $ (24,552)   $ 166,764
                                      =========  =========  =========   =========   =========   =========    =========    =========

      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 2000 and the results of its operations for the nine and three months ended June 30, 2000 and 1999. Results of operations for the nine and three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for EGL's full fiscal year.

NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

         On February 21, 2000, the Company's shareholders approved a proposal to change the Company's name to EGL, Inc. in recognition of EGL's increasing globalization, broader spectrum of services and long-term growth strategy.

         EGL is a worldwide logistics company. The Company maintains operating facilities throughout the United States, Mexico, Canada, Hong Kong, the United Kingdom, Argentina, Brazil, Chile and Peru as well as a worldwide network of exclusive and nonexclusive agents.

         The Company operates in one principal industry segment. During the nine and three months ended June 30, 2000 and 1999, no individual geographic segment outside the United States exceeded more than 10% of the revenues, net income or assets of the combined amounts for all geographic segments.

         On July 12, 1999, the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a stock dividend. All shares and per-share amounts have been restated retroactively to reflect the stock split, which was distributed August 30, 1999 to shareholders of record on August 23, 1999.

         On July 2, 2000, the Board of Directors of EGL determined to change its fiscal year ending on September 30th to a year ending on December 31st. As a result, EGL's 2000 fiscal year will end on December 31, 2000 and its next Annual Report on Form 10-K will include audited results for the twelve-month period ending December 31, 2000. References in this document to the first, second and third quarters of fiscal 2000 are to the quarters ended December 31, 1999, March 31, 2000 and June 30, 2000, respectively.

NOTE 2 - EARNINGS PER SHARE:

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 1.2 million and 707,000 were used in the calculation of diluted earnings per share for the nine months ended June 30, 2000 and 1999, respectively. Incremental shares of 805,000 and 1.2 million were used in the calculation of diluted earnings per share for the three months ended June 30, 2000 and 1999, respectively. For the nine months ended June 30, 2000 and 1999, 113,071 and 1,731,075 options, respectively, were excluded from the diluted earnings per share computation because their effect was antidilutive. For the three months ended June 30, 2000, 501,225 options were excluded from the dilutive earnings per share computation because their effect was antidilutive. There were no antidilutive options for the three months ended June 30, 1999.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management is currently reviewing the provisions of SFAS 133 and does not believe that the Company's financial statements will be materially impacted by the adoption of SFAS 133.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", to be effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (EGL's quarter ending December 31, 2000 based on the change in year end). EGL currently recognizes revenues and expenses related to the transportation of freight at the time the freight departs the terminal of origin. In accordance with the guidance established in SAB No. 101, EGL will change its policy effective as of the beginning of fiscal 2000 to recognize revenues and expenses related to the transportation of freight at the time the freight arrives at its final destination. This will result in the deferral of certain revenues and expenses into a later period. EGL is currently evaluating the impact of the change on its results of operations. The effect of this change will first be reflected in the Company's Annual Report on Form 10-K for the year ending December 31, 2000.

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

         Each of these acquisitions was accounted for as a purchase and the results of operations for the acquired businesses are included in the condensed consolidated statement of income and comprehensive income from the acquisition date forward.

         In June 2000, the Company paid $834,000 to buy out the minority interest under its joint venture agreement with its Hong Kong subsidiary and recorded goodwill of $684,000. In addition, during the third quarter of fiscal 2000 the Company paid an aggregate of $1.2 million and issued 8,802 shares of common stock valued at $200,000 in connection with contingent payments for acquisitions completed in fiscal 1998 and 1997.

         On July 2, 2000, EGL entered into an Agreement and Plan of Merger with Circle International Group, Inc. (Circle). Circle is a leader in international air and ocean transportation, operating over 300 logistics centers in more than 100 countries. Circle is publicly held and headquartered in San Francisco, California. As a result of the merger, Circle will be a wholly owned subsidiary of EGL. The combination is expected to be accounted for as a pooling of interests, and each share of Circle's common stock issued and outstanding immediately prior to the effective time of the combination will be converted into the right to receive one share of EGL's common stock. When complete, EGL's shareholders will own approximately 62 percent and Circle shareholders will own approximately 38 percent of the combined company's outstanding shares. The completion of the merger is subject to shareholder approval which is expected to occur in September 2000.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - SHAREHOLDERS' EQUITY:

         In January 2000, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding Common Stock. In April 2000, the Company's Board of Directors increased the authorization to three million shares. As of June 30, 2000, the Company had repurchased 449,500 shares for a total of $10.5 million under this authorization. On July 2, 2000, the Company's Board of Directors terminated the remaining share repurchase authorization.

         Unearned compensation relates to awards of restricted stock and is recorded at the date of award based on the market value of the shares and is amortized to expense over the vesting period of three years.

NOTE 6 - REVOLVING CREDIT FACILITY:

         On January 13, 2000, the Company entered into an agreement (the Credit Agreement) with Bank of America, N.A. (the Bank) as administrative agent. The Credit Agreement (as amended on May 31, 2000) provides a $50 million revolving line of credit and includes a $10 million sublimit for the issuance of letters of credit. The Company is currently in discussion with the Bank to increase the amount of the line of credit up to $100 million, although there can be no assurance that this increase will be effected. No amounts were outstanding under the Credit Agreement as of June 30, 2000.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

           In May 2000, the Company received a Letter of Determination and Conciliation Proposal from the Equal Employment Opportunity Commission relating to a Commissioner's Charge issued in the first quarter of fiscal 1998. Following the issuance of the EEOC's Determination a lawsuit was filed in Philadelphia, Pennsylvania by three former EGL employees and one individual who had unsuccessfully applied for a position. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the four plaintiffs seek to represent a class of individuals, no class action has yet been approved by the Court. The lawsuit seeks unspecified damages. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1. Legal Proceedings."

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

         Since October 1, 1996, the Company has added 45 terminals, increasing the total to 92 at June 30, 2000. The opening of a new terminal generally has an initial short-term negative impact on profitability due to operating losses of the new terminal. However, the opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability.

         Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers.

         The Company currently maintains international operating facilities in Mexico, Canada, Hong Kong, the United Kingdom, Argentina, Brazil, Chile and Peru as well as a worldwide network of exclusive and nonexclusive agents.

         In recent years, the Company has focused on expanding its international freight forwarding business. On July 2, 2000, EGL entered into an Agreement and Plan of Merger with Circle International Group, Inc. (Circle). Circle is a leader in international air and ocean transportation, operating over 300 logistics centers in more than 100 countries. Circle is publicly held and headquartered in San Francisco, California. As a result of the merger, Circle will be a wholly owned subsidiary of EGL. The combination is expected to be accounted for as a pooling of interests, and each share of Circle's common stock issued and outstanding immediately prior to the effective time of the combination will be converted into the right to receive one share of EGL's common stock. When complete, EGL's shareholders will own approximately 62 percent and Circle shareholders will own approximately 38 percent of the combined company's outstanding shares. The completion of the merger is subject to shareholder approval which is expected to occur in September 2000.

         In May 2000, as a result of recent industry consolidation, the Company announced plans to accelerate its international expansion efforts beginning in the third quarter of fiscal 2000 with the addition of seasoned international airfreight employees worldwide. The new staff and related infrastructure costs was expected to increase international operating expenses over the next two quarters by approximately $4.0 to $5.0 million, or $0.08 to $0.10 cents per diluted shares, net of tax. The Company's proposed merger with Circle effectively ends the Company's previously announced $4.0 to $5.0 million expenditure for international staff and infrastructure costs. The Company incurred approximately 60 percent of its total planned expenditure, or approximately $0.05 cents per diluted share, net of tax. The Company expects to utilize the staff and infrastructure related to these costs subsequent to the completion of the merger.

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

         Historically, the Company's operating results have been subject, to a limited degree, to seasonal trends when measured on a quarterly basis. The quarter ending March 31st has traditionally been the weakest and the quarter ending September 30th has traditionally been the strongest.

RESULTS OF OPERATIONS

The following table presents certain statement of income data as a percentage of revenues and operating data for the periods indicated.


                                                     Nine Months Ended June 30,    Three Months Ended June 30,
                                                     --------------------------    ---------------------------
                                                        2000           1999           2000           1999
                                                     -----------    -----------    -----------    ------------

    Revenues                                               100.0%         100.0%         100.0%         100.0%
    Cost of transportation                                  58.8           56.8           58.9           57.5
                                                     -----------    -----------    -----------    -----------

    Net revenues                                            41.2           43.2           41.1           42.5

    Personnel costs                                         21.8           21.9           21.4           21.3
    Other selling, general and administrative expense       13.1           13.9           13.3           13.8
                                                     -----------    -----------    -----------    -----------
    Operating expenses                                      34.9           35.8           34.7           35.1
                                                     -----------    -----------    -----------    -----------
    Operating income                                         6.3%           7.4%           6.4%           7.4%
                                                     -----------    -----------    -----------    -----------
    Net income                                               4.0%           4.8%           4.0%           4.9%
                                                     ===========    ===========    ===========    ===========

    Freight forwarding terminals at end of period             92             78             92             78
    Local delivery locations at end of period                 77             67             77             67
    Freight forwarding shipments                       1,681,328      1,006,094        653,792        362,331
    Average weight (lbs.) per freight forwarding
       shipment                                              604            675            576            689

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

         Revenues increased 37.7% to $589.9 million in the first nine months of fiscal 2000 from $428.4 million in the same period of fiscal 1999 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases primarily resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of acquisitions completed after the third quarter of fiscal 1999.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         For those freight forwarding terminals opened prior to the beginning of fiscal 1999 (71 terminals), revenues increased 33.7% to $518.3 million for the nine months ended June 30, 2000 from $387.7 million for the nine months ended June 30, 1999.

         Revenues for the nine months ended June 30, 2000 were comprised of $550.6 million of forwarding revenues and $39.3 million of local pickup and delivery revenues, as compared to $391.3 million and $37.1 million, respectively, for the nine months ended June 30, 1999. Of the Company's forwarding revenues for the nine months ended June 30, 2000, $133.6 million were attributable to international shipments (defined as shipments that cross a U.S. national border or originated outside the U.S.) compared to $75.4 million for the nine months ended June 30, 1999. The acquisitions completed in Canada and Chile, as described in Note 4, added approximately $33.9 million in international revenue during the nine months ended June 30, 2000.

         The Company's total local pickup and delivery revenues for the nine months ended June 30, 2000 were $147.1 million. This amount includes $107.8 million of intercompany sales that were eliminated upon consolidation and $39.3 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the first nine months of fiscal 2000 as a percentage of revenues to 58.8% from 56.8% in the comparable period in fiscal 1999. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 42.4% to $346.7 million for the nine months ended June 30, 2000 from $243.5 million in the same period in fiscal 1999 as a result of increases in freight shipped. Net revenue margin decreased to 41.2% in the first nine months of fiscal 2000 from 43.2% in the same period in fiscal 1999. The primary reason for the margin decline was increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight and a temporary shift in January and February 2000 from overnight air shipments to lower-margin economy ground shipments by the technology and manufacturing sectors as a result of the Year 2000 transition. Net revenues increased 31.5% to $243.2 million in the first nine months of fiscal 2000 from $185.0 million in the same period in fiscal 1999.

         Operating expenses decreased as a percentage of revenues to 34.9% in the first nine months of fiscal 2000 from 35.8% for the same period in fiscal 1999. The $52.3 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations, costs from additional terminals, acquisitions and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 21.8% in the first nine months of fiscal 2000 from 21.9% in the same period in fiscal 1999 and increased in absolute terms by 36.9% to $128.6 million in the fiscal 2000 period from $94.0 million in the fiscal 1999 period. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure particularly in international operations, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for growth during fiscal 2000. Other selling, general and administrative expenses decreased as a percentage of revenues to 13.1% in the first nine months of fiscal 2000 from 13.9% in the first nine months of fiscal 1999, and increased in absolute terms by 29.8% to $77.1 million in the fiscal 2000 period from $59.4 million in the fiscal 1999 period. In the first nine months of fiscal 2000, selling expenses as a percentage of revenues remained constant at 1.2% and other general and administrative expenses as a percentage of revenues decreased by 0.8% compared to the first nine months of fiscal 1999. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 2000 period, increased expenses attributable to the Company's acquisitions, the Company's headquarters facility and a $1.1 million charge for legal fees recorded in the second quarter of fiscal 2000.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Operating income increased 18.5% to $37.4 million in the first nine months of fiscal 2000 from $31.6 million in the comparable period in fiscal 1999. Operating margin decreased to 6.3% for nine months ended June 30, 2000 compared to 7.4% for the nine months ended June 30, 1999. Interest and other income decreased to $1.7 million from $1.9 million as a result of a decline in interest income from decreased levels of investments during the nine months ended June 30, 2000 compared to the nine months ended June 30, 1999, partially offset by rental income of $545,000 from a sublease that began in May 1999.

         Income before provision for income taxes increased 16.9% to $39.2 million in the first nine months of fiscal 2000 from $33.5 million in the comparable period of fiscal 1999. Provision for income taxes increased 19.6% to $15.5 million for the nine months ended June 30, 2000 from $13.0 million for the nine months ended June 30, 1999. Net income increased 15.2% to $23.7 million in the first nine months of fiscal 2000 from net income of $20.6 million in the same period in fiscal 1999. Diluted earnings per share increased 11.3% to $0.79 per share for the nine months ended June 30, 2000 from $0.71 in the same period in fiscal 1999.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues increased 42.7% to $213.7 million in the third quarter of fiscal 2000 from $149.8 million in the same period of fiscal 1999 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of acquisitions completed after the third quarter of fiscal 1999.

         For those freight forwarding terminals opened prior to the beginning of fiscal 1999 (71 terminals), revenues increased 34.4% to $182.8 million for the three months ended June 30, 2000 from $136.0 million for the three months ended June 30, 1999.

         Revenues for the three months ended June 30, 2000 were comprised of $200.0 million of forwarding revenues and $13.7 million of local pickup and delivery revenues, as compared to $136.5 million and $13.3 million, respectively, for the three months ended June 30, 1999. Of the Company's forwarding revenues for the third quarter of fiscal 2000, $51.2 million were attributable to international shipments (defined as shipments that cross a U.S. national border or originated outside the U.S.) compared to $29.1 million for the third quarter of fiscal 1999. The acquisitions completed in Canada and Chile, as described in Note 4, added approximately $17.1 million in international revenue during the third quarter of fiscal 2000.

         The Company's total local pickup and delivery revenues for the third quarter of fiscal 2000 were $52.5 million. This amount includes $38.8 million of intercompany sales that were eliminated upon consolidation and $13.7 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the third quarter of fiscal 2000 as a percentage of revenues to 58.9% from 57.5% in the comparable period in fiscal 1999. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 46.1% to $125.8 million in the third quarter of fiscal 2000 from $86.1 million in the third quarter of fiscal 1999 as a result of increases in freight shipped. Net revenue margin decreased to 41.1% in the third quarter of fiscal 2000 from 42.5% in the same period in fiscal 1999. The primary reason for the margin decline was increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Net revenues increased 38.1% to $87.9 million in the third quarter of fiscal 2000 from $63.7 million in the same period in fiscal 1999.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Operating expenses decreased as a percentage of revenues to 34.7% in the third quarter of fiscal 2000 from 35.1% for the same period in fiscal 1999. The $21.7 million increased costs in absolute terms for the third quarter of fiscal 2000 was attributable primarily to continued growth in the level of operations, costs from additional terminals, acquisitions and expansion of local delivery operations. Personnel costs increased as a percentage of revenues to 21.4% in the third quarter of fiscal 2000 from 21.3% in the same period in fiscal 1999 and increased in absolute terms by 43.2% to $45.8 million. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure particularly in international operations, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for growth during fiscal 2000. Other selling, general and administrative expenses decreased as a percentage of revenues to 13.3% in the third quarter of fiscal 2000 from 13.8% in the third quarter of fiscal 1999, and increased in absolute terms by 38.3% to $28.5 million in the fiscal 2000 period from $20.6 million in the fiscal 1999 period. In the third quarter of fiscal 2000, selling expenses as a percentage of revenues increased by 0.2% and other general and administrative expenses as a percentage of revenues decreased by 0.7% compared to the third quarter of fiscal 1999. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 2000 period, increased expenses attributable to the Company's acquisitions and the Company's headquarters facility.

         Operating income increased 22.8% to $13.6 million in the third quarter of fiscal 2000 from $11.1 million in the comparable period in fiscal 1999. Operating margin decreased to 6.4% for the quarter ended June 30, 2000 from 7.4% for the quarter ended June 30, 1999. Interest and other income decreased to $469,000 from $751,000 as a result of decreased levels of investments during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, partially offset by rental income of $193,000 from a sublease that began in May 1999.

         Income before provision for income taxes decreased 19.0% to $14.1 million in the third quarter of fiscal 2000 from $11.8 million in the comparable period of fiscal 1999. Provision for income taxes increased 23.9% to $5.6 million for the three months ended June 30, 2000 from $4.5 million for the three months ended June 30, 1999. Net income increased 16.0% to $8.5 million in the third quarter of fiscal 2000 from net income of $7.3 million in the same period in fiscal 1999. Diluted earnings per share increased 16.0% to $0.29 per share for the quarter ended June 30, 2000 from $0.25 in the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments decreased $32.4 million to $20.0 million at June 30, 2000 from $52.4 million at September 30, 1999. At June 30, 2000, the Company had working capital of $92.4 million and a current ratio of 2.31 compared to working capital of $105.8 million and a current ratio of 2.70 at September 30, 1999. The Company's working capital decreased during this period primarily as a result of cash used for business acquisitions and share repurchases. Capital expenditures for the nine months ended June 30, 2000 were approximately $14.8 million.

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

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         In January 2000, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding Common Stock. In April 2000, the Company's Board of Directors increased the authorization to three million shares. As of June 30, 2000, the Company had repurchased 449,500 shares for a total of $10.5 million under this authorization. The Company's intention has been that repurchases would help to offset increases in the number of shares outstanding resulting from previous and future stock option exercises. On July 2, 2000, the Company's Board of Directors terminated the share repurchase authorization.

         On January 13, 2000, the Company entered into the Credit Agreement with Bank of America, N.A. (the Bank), as administrative agent. The Credit Agreement (as amended on May 31, 2000) provides a $50 million revolving line of credit and includes a $10 million sublimit for the issuance of letters of credit. The Company is currently in discussion with the Bank to increase the amount of the line of credit up to $100 million, although there can be no assurance that this increase will be effected.

         The revolving line of credit matures on January 11, 2001. For each tranche of principal, the Company elects an interest rate calculation based on either LIBOR (a LIBOR Tranche) or either the prime rate announced by the Bank or the federal funds rate plus 50 basis points (a Prime Rate Tranche), plus an applicable margin based on a ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). The interest for a LIBOR Tranche is due at periods of one, two, three or nine months, as the Company may select at the time it requests the funds. The interest for a Prime Rate Tranche is due quarterly.

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

         The Company and certain of its subsidiaries maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing some transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At June 30, 2000, the Company was contingently liable for approximately $10.5 million under outstanding letters of credit and guarantees related to these obligations.

         As of June 30, 2000, the Company had outstanding non-qualified stock options to purchase an aggregate of 4,540,422 shares of common stock at exercise prices ranging from $0.83 to $32.69, which equaled the fair market value of the underlying common stock on the dates of grant. At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine months ended June 30, 2000 of non-qualified stock options to purchase an aggregate of 500,539 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $11.0 million. The Company has recognized a reduction of its federal and state income tax liability of approximately $4.4 million with respect to the nine months ended June 30, 2000. Accordingly, the Company recorded an increase in additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether or not the exercises will occur, the amount of any deductions or the Company's ability to fully utilize any deductions.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston Facility). The cost of the Houston Facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR rate plus 145 basis points, beginning on July 1, 1998 through October 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on October 2, 2002. As of June 30, 2000, the lease balance was approximately $8.2 million.

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR rate plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligation will continue for a term of 52 months. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of each facility, is due at the end of each lease term. Construction began during fiscal 1999 on five terminal facilities. As of June 30, 2000, the aggregate lease balance was approximately $15.5 million under the master operating lease agreement.

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

         As of June 30, 2000, the Company has entered into commitments to construct office, warehouse and terminal facilities for an aggregate cost of approximately $8.0 million. Payment for the construction of the facilities is being made from cash balances. Construction of the facilities is estimated to be completed during fiscal 2001.

ACQUISITIONS

         On January 7, 2000, the Company completed the acquisition of CTI and Fastair for an aggregate purchase price of approximately $21.3 million paid at closing from cash and cash equivalents on hand. Additionally, a total of approximately $4.9 million will be paid in cash over the next three years in annual installments.

         In June 2000, the Company paid $834,000 to buy out the minority interest under its joint venture agreement with its Hong Kong subsidiary and recorded goodwill of $684,000. In addition, during the third quarter of fiscal 2000 the Company paid an aggregate of $1.2 million and issued 8,802 shares of common stock valued at $200,000 in connection with contingent payments for acquisitions completed in fiscal 1998 and 1997.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



         In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air International, Inc. (Miami Air), a privately held domestic and international charter airline headquartered in Miami, Florida, for approximately $6.1 million in cash in a stock purchase transaction. The Company's primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including the Company, James R. Crane, the Company's Chairman and President, and Frank J. Hevrdejs, a member of the Company's board of directors. Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash. The Company's Miami Air investment will be accounted for under the equity method.

         In connection with the closing of the transaction, (i) Miami Air and the Company entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term, and (ii) the Company caused a $7 million standby letter of credit to be issued in favor of certain creditors of Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air has agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect of the letter of credit. Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which (i) Mr. Crane and Mr. Hevrdejs are obligated to purchase up to approximately $1.7 million and $.5 million, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air, (ii) each of the Company and Mr. Crane has the right to appoint one member of Miami Air's board of directors, and (iii) the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. The Series A preferred stock, if issued, will (i) not be convertible, (ii) have a 15.0% annual dividend rate and (iii) will be mandatorily redeemable in July 2006 or upon the prior occurrence of specified events.

COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", the Company has received a Letter of Determination and Conciliation Proposal from the EEOC relating to the Commissioner's Charge described in that section. Following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed in Philadelphia, Pennsylvania by three former EGL employees and one individual who had unsuccessfully applied for a position. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the four plaintiffs seek to represent a class of individuals, no class action has yet been approved by the Court. The lawsuit seeks unspecified damages. Any relief sought in these lawsuits would be in addition to and not limited by the relief sought by the EEOC. In the second quarter of fiscal 2000, the Company accrued a $1.1 million charge ($700,000 after-tax) for its estimated future litigation expenses to defend this matter. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect of these matters on the Company and its financial condition and results of operations.

RELATED PARTY TRANSACTIONS

         In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by James R. Crane, the Company's Chairman and President. Rental income was approximately $545,000 during the first nine months of fiscal 2000 and $143,000 during fiscal 1999. In addition, the Company billed the customer approximately $1.2 million for freight forwarding services during the first nine months of fiscal 2000 and $356,000 during fiscal 1999. The Company believes the rental rates set forth in the sublease agreement approximate market rates.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         See also the discussion regarding the Miami Air acquisition above.

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description and management's discussion and analysis of new accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 2000, Company did not have any outstanding short-term or long-term debt instruments. Accordingly, the Company does not have market risk related to interest rates. However, the Company's lease payments on certain financed facilities are tied to market interest rates. At June 30, 2000, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income for fiscal 2000.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada, Mexico, Hong Kong and Latin America operations, as a result of transactions in foreign markets. At June 30, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these operations are denominated would not have a material impact on operating income for fiscal 2000.

         The Company has not purchased any futures contracts nor has it purchased or held any derivative financial instruments for trading purposes during the third quarter of fiscal 2000.

         In the second quarter of fiscal 1999, the Company entered into contracts for the purpose of hedging the costs of a portion of anticipated jet fuel purchases for chartered aircraft during the following twelve months. These contracts matured during the second quarter of fiscal 2000.

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

         In May 2000, the Houston District Office of the EEOC provided to the Company its "Letter of Determination and Conciliation Proposal" with respect to the investigation pertaining to the Commissioner's Charge and made a final determination that there is a sufficient evidentiary basis to sustain all allegations in the Commissioner's Charge, except as to certain charges relating to Asian Americans.

         The Conciliation Proposal "invites [the Company] to actively engage in conciliation to resolve this matter," and proposes certain monetary and non-monetary remedies to "serve to facilitate confidential discussions which, hopefully, will eventuate in an appropriate settlement." That proposed relief includes, the following: (i) backpay and benefits for a class of minorities in the amount of $6,000,000 (this is a $950,000 reduction from the amount claimed under the preliminary assessment); (ii) compensation for certain incumbent minorities and women who were allegedly underpaid relative to white male counterparts in the amount of $5,000,000; (iii) compensation for certain minority and female employees who were allegedly not promoted at rates comparable to their respective employment rates in the amount of $2,950,000; and
(iv) financial compensation for certain other employees as a result of alleged "disparate discipline" in the amount of $745,000, all exclusive of interest, compensatory and punitive damages and costs. The specific monetary relief as outlined above is $950,000 less than that amount proposed in its preliminary assessment. The Conciliation Proposal states, however, that "the EEOC agrees that this claim can be resolved for $20,000,000. The EEOC also seeks non-monetary relief, including hiring 244 minorities, certain upward adjustments to salaries, reinstatement of up to 15 employees and required promotion of 30 employees. The Houston District Office also seeks (a) reformation of the Company's policies and practices with respect to record keeping, recruiting, hiring and placement, reinstatement, promotion and transfer, and corporate governance, (b) revision of certain job descriptions, (c) institution of employee and supervisory training, and (d) the institution of specified procedures and steps with respect to such matters.

         The Company believes that the Houston District Office's May 2000 Determination finding systemic discrimination is unsupported by any credible evidence and was rendered by the agency in part due to agency bias against the Company and its Chief Executive Officer because of the Company's vigorous defense of this matter. The Company recently accepted the EEOC's offer to conciliate this matter and has participated in three conciliation conferences with the EEOC thus far in an effort to resolve this matter. The conciliation process is continuing, although there can be no assurance as to its outcome or effect. If the Company is unable to effect what it considers to be a reasonable settlement of this matter during the conciliation process, the Company will continue its vigorous defense of this matter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Certain individual employees have brought charges of this nature against the Company in the ordinary course of business. Additionally, following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed on May 12, 2000 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 00-CV-2461) by Augustine Dube, Noelle Davis, Kshanti Morris and Ruben Capaletti who are former EGL employees or had unsuccessfully applied for a position. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the four plaintiffs seek to represent a class of individuals, no class action has yet been approved by the Court. The lawsuit seeks unspecified damages that are not limited by the relief sought by the EEOC. Because the lawsuit is essentially based upon the contested EEOC allegations described above, the Company fully intends to defend itself unless a reasonable settlement can be reached with these plaintiffs in connection with the conciliation efforts currently underway with the EEOC.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        As described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview," the Company issued 8,802 shares of Company common stock as additional partial consideration for acquisitions completed in fiscal 1998 and 1997. Such transaction is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving any public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES, NONE
ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS, NONE
ITEM 5. OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the timing, effect and benefits of the Circle merger, accounting treatment of the merger, the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth; future marketing; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge or other litigation; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of Revolver proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; fluctuations in the price of jet fuel; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this document, the words
"anticipate, " "estimate," "expect, " "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the proposed Circle merger; failure of the parties to satisfy closing conditions; the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation (including the results and outcome of the Commissioner's Charge); the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

     (A) EXHIBITS.

         *2(i) Agreement and Plan of Merger, dated as of July 2, 2000, among EGL, Inc., EGL Delaware I, Inc. and Circle International Group, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 5, 2000).

         *3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended. (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000).

         3(ii)   Amended and Restated Bylaws of the Company, as amended.

         10(i) First Amendment to Credit Agreement dated May 31, 2000 among the Company, the financial institutions named therein and Bank of America, N.A.

         27      Financial Data Schedule.

----------

*     Incorporated by reference as indicated.


     (B) REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           EGL, INC.
                                                 ------------------------------
                                                         (Registrant)



Date: August 8, 2000                         BY: /s/ James R. Crane
     -----------------                           -------------------------------
                                                 James R. Crane
                                                 President

Date: August 8, 2000                         BY: /s/ Elijio V. Serrano
      ----------------                           -------------------------------
                                                 Elijio V. Serrano
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER      DESCRIPTION
-------     -----------


*2(i)       Agreement and Plan of Merger, dated as of July 2, 2000, among
            EGL, Inc., EGL Delaware I, Inc. and Circle International
            Group, Inc. (Exhibit 2.1 to the Company's Current Report on
            Form 8-K filed on July 5, 2000).

*3(i)       Second Amended and Restated Articles of Incorporation of the
            Company, as amended. (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000).

3(ii)       Amended and Restated Bylaws of the Company, as amended.

10(i)       First Amendment to Credit Agreement dated May 31, 2000 among the
            Company, the financial institutions named therein and Bank of America, N.A.

27          Financial Data Schedule

-----------

*Incorporated by reference as indicated.