Form 10-QT
period 1999-12-31
EGL INC
filed 2000-08-16
CIK 1001718

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended ______________

                                       or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from OCTOBER 1, 1999 to DECEMBER 31, 1999


                         COMMISSION FILE NUMBER 0-27288
                                                -------

                                    EGL, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                        76-0094895
------------------------------                   ----------------------
(State or Other Jurisdiction of                    (I.R.S. Employer
Incorporation or Organization)                   Identification Number)



                    15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                 (281) 618-3100
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices, Including Registrant's Zip Code, and
                     Telephone Number, Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
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

                                    EGL, INC.

                               INDEX TO FORM 10-Q


                                                                                                                  PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of
           December 31, 1999 and September 30, 1999 ...........................................................    3

         Condensed Consolidated Statement of Income and Comprehensive Income for the Three
           Months ended December 31, 1999 and 1998 ............................................................    4

         Condensed Consolidated Statement of Cash Flows for
           the  Three Months ended December 31, 1999 and 1998 .................................................    5

         Condensed Consolidated Statement of Shareholders'
           Equity for the Three Months ended December 31, 1999 ................................................    6

         Notes to Condensed Consolidated Financial Statements .................................................    7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS ...............................................................................   10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...........................................   17

PART II.  OTHER INFORMATION ...................................................................................   18

SIGNATURES ....................................................................................................   21

INDEX TO EXHIBITS..............................................................................................   22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                December 31,    September 30,
                                                                   1999             1999
                                                               -------------    -------------
                           Assets
Current assets:
     Cash and cash equivalents                                 $      38,338    $      35,175
     Short-term investments                                            5,894           17,213
     Accounts receivable - trade, net                                129,517          109,003
     Prepaid expenses and other                                        5,431            3,712
     Deferred income taxes                                             2,817            2,817
                                                               -------------    -------------
             Total current assets                                    181,997          167,920
Property and equipment, net                                           30,443           28,184
Goodwill, net                                                         12,121           11,072
Other assets                                                           1,654            1,815
                                                               -------------    -------------
             Total assets                                      $     226,215    $     208,991
                                                               =============    =============

             Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable - trade                                  $      10,224    $      12,657
     Accrued transportation costs                                     28,855           21,895
     Accrued compensation and employee benefits                       14,876           18,677
     Other accrued liabilities                                         8,237            8,855
                                                               -------------    -------------
             Total current liabilities                                62,192           62,084

Deferred income taxes                                                  3,189            3,097
                                                               -------------    -------------
             Total liabilities                                        65,381           65,181
                                                               -------------    -------------

Minority interest                                                        354              183
                                                               -------------    -------------
Shareholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares
       authorized
     Common stock, $0.001 par value, 100,000 shares
       authorized, 29,804 and 29,453 shares issued                        30               29
     Additional paid-in capital                                       88,018           81,310
     Retained earnings                                                87,589           77,629
     Accumulated other comprehensive loss                               (587)            (771)
     Treasury stock, 1,022 shares, at cost                           (14,570)         (14,570)
                                                               -------------    -------------
                                                                     160,480          143,627
                                                               -------------    -------------
Commitments and contingencies (Note 6)
                                                               -------------    -------------
             Total liabilities and shareholders' equity        $     226,215    $     208,991
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

                                    EGL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     Three Months Ended
                                                                        December 31,
                                                               -----------------------------
                                                                   1999             1998
                                                               -------------   -------------
Revenues                                                       $     187,365   $     144,876
Cost of transportation                                               109,195          81,553
                                                               -------------   -------------
     Net revenues                                                     78,170          63,323
                                                               -------------   -------------
Operating expenses:
     Personnel costs                                                  40,121          31,229
     Other selling, general and administrative expenses               22,376          19,924
                                                               -------------   -------------
                                                                      62,497          51,153
                                                               -------------   -------------
Operating income                                                      15,673          12,170
Interest and other income                                                655             532
                                                               -------------   -------------
Income before provision for income taxes                              16,328          12,702
Provision for income taxes                                             6,368           4,954
                                                               -------------   -------------
Net income                                                             9,960           7,748

Other comprehensive income:
     Foreign currency translation                                        184             169
                                                               -------------   -------------
Comprehensive income                                           $      10,144   $       7,917
                                                               =============   =============

Basic earnings per share                                       $        0.35   $        0.28
                                                               =============   =============
Basic weighted-average common shares outstanding                      28,592          28,181
                                                               =============   =============

Diluted earnings per share                                     $        0.33   $        0.27
                                                               =============   =============
Diluted weighted-average common and common equivalent
         shares outstanding                                           29,953          28,755
                                                               =============   =============





      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                          Three Months Ended
                                                                             December 31,
                                                                    ------------------------------
                                                                         1999             1998
                                                                    -------------    -------------
Cash flows from operating activities                                $      (5,710)   $       5,674
                                                                    -------------    -------------
Cash flows from investing activities:
     Acquisition, net of cash                                              (1,190)
     Purchase of investments                                                                (2,350)
     Maturity of investments                                               11,319            1,946
     Acquisition of property and equipment, net                            (3,880)          (2,751)
     Payment of contingent consideration for acquisition                   (1,250)          (1,500)
     Other                                                                    133             (104)
                                                                    -------------    -------------
          Net cash provided (used) by investing activities                  5,132           (4,759)
                                                                    -------------    -------------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                3,557               52
     Purchase of treasury stock                                                             (5,789)
                                                                    -------------    -------------
            Net cash provided (used) by financing activities                3,557           (5,737)
                                                                    -------------    -------------
Effect of foreign currency translation on cash                                184              169
                                                                    -------------    -------------
Net increase (decrease) in cash and cash equivalents                        3,163           (4,653)
Cash and cash equivalents, beginning of period                             35,175           37,191
                                                                    -------------    -------------

Cash and cash equivalents, end of period                            $      38,338    $      32,538
                                                                    =============    =============



      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                           COMMON STOCK        ADDITIONAL                 ACCUMULATED
                                     ----------------------      PAID-IN      RETAINED    OTHER COMPRE-    TREASURY
                                       SHARES       AMOUNT       CAPITAL      EARNINGS     HENSIVE LOSS     STOCK           TOTAL
                                     ---------    ---------    -----------   -----------   -----------    -----------    ----------
Balance at September 30, 1999           29,453    $      29    $    81,310   $    77,629   $      (771)   $   (14,570)   $  143,627

Exercise of stock options                  351            1          3,556                                                    3,557

Issuance of shares under stock
purchase plan                                                           (2)                                                      (2)

Tax benefit from exercise of stock
options                                                              3,154                                                    3,154

Net income                                                                         9,960                                      9,960

Foreign currency translation
adjustments                                                                                        184                          184
                                     ---------    ---------    -----------   -----------   -----------    -----------    ----------

Balance at December 31, 1999            29,804    $      30    $    88,018   $    87,589   $      (587)   $   (14,570)   $  160,480
                                     =========    =========    ===========   ===========   ===========    ===========    ==========



      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         On July 2, 2000, the Board of Directors of EGL, Inc. (EGL or the Company) determined to change its fiscal year ending September 30th to a year ending on December 31st. As a result, EGL's 2000 fiscal year will end on December 31, 2000 and its next Annual Report on Form 10-K will include audited results for the twelve-month period ending December 31, 2000. This Transition Report on Form 10-Q is filed for the three-month transition period beginning on October 1, 1999 and ending on December 31, 1999.

         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at December 31, 1999 and the results of its operations for the three months ended December 31, 1999 and 1998. Results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for EGL's full fiscal year.


NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

         On February 21, 2000, the Company's shareholders approved a proposal to change the Company's name from Eagle USA Airfreight, Inc. to EGL, Inc. in recognition of EGL's increasing globalization, broader spectrum of services and long-term growth strategy.

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



NOTE 2 - EARNINGS PER SHARE:

         Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 1.4 million and 574,000 were used in the calculation of diluted earnings per share for the three months ended December 31, 1999 and 1998, respectively.

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

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", to be effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (EGL's quarter ending December 31, 2000 based on the change in year end). EGL currently recognizes revenues and expenses related to the transportation of freight at the time the freight departs the terminal of origin. EGL is currently evaluating the impact of the change to its results of operations.


NOTE 4 - ACQUISITIONS:

         On December 15, 1999, the Company completed the acquisition of Compass Cargo Limitada, a privately held air freight forwarder in Chile with annual net revenues of approximately $1.5 million, for an aggregate purchase price of $1.2 million in cash at closing. The acquisition was accounted for as a purchase.

         On January 7, 2000, the Company completed the acquisition of two commonly-controlled freight forwarding companies operating in Canada for an aggregate purchase price of approximately $21.3 million in cash at closing and a total of approximately $4.9 million in cash payable in three equal, annual installments. The agreement also contemplates additional consideration not to exceed $7.8 million over the next three years payable in cash and Company common stock if certain earnings-based growth goals are achieved. The acquisition was accounted for as a purchase and the results of operations for the acquired business have been included in the consolidated statement of income from the acquisition date forward.

         In June 2000, the Company paid $834,000 to buy out the minority interest under its joint venture agreement with its Hong Kong subsidiary and recorded goodwill of $684,000. In addition, during the quarter ended June 30, 2000 the Company paid an aggregate of $1.2 million and issued 8,802 shares of common stock valued at $200,000 in connection with contingent payments for acquisitions completed during the fiscal years ended September 30, 1998 and 1997.

         On July 2, 2000, EGL entered into an Agreement and Plan of Merger with Circle International Group, Inc. (Circle). Circle is a leader in international air and ocean transportation, operating over 300 logistics centers in more than 100 countries. Circle is publicly held and headquartered in San Francisco, California. As a result of the merger, Circle will be a wholly owned subsidiary of EGL. The combination is expected to be accounted for as a pooling of interests, and each share of Circle's common stock issued and outstanding immediately prior to the effective time of the combination will be converted into the right to receive one share of EGL's common stock. When complete, EGL's shareholders will own approximately 62 percent and Circle shareholders will own approximately 38 percent of the combined company's outstanding shares. The completion of the merger is subject to shareholder approval which is expected to occur near September 30, 2000.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - REVOLVING CREDIT FACILITY:

         On January 13, 2000, the Company entered into an agreement (the Credit Agreement) with Bank of America, N.A. (the Bank) as administrative agent. The Credit Agreement (as amended on May 31, 2000) provides a $50 million revolving line of credit and includes a $10 million sublimit for the issuance of letters of credit. The Company is currently in discussion with the Bank to increase the amount of the line of credit up to $100 million, although there can be no assurance that this increase will be effected. Approximately $6.0 million was outstanding under the Credit Agreement as of August 14, 2000.

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


NOTE 6 - COMMITMENTS AND CONTINGENCIES:

         In May 2000, the Company received a Letter of Determination and Conciliation Proposal from the Equal Employment Opportunity Commission relating to a Commissioner's Charge issued during the quarter ended December 31, 1997. Following the issuance of the EEOC's Determination a lawsuit was filed in Philadelphia, Pennsylvania by three former EGL employees and one individual who had unsuccessfully applied for a position. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the four plaintiffs seek to represent a class of individuals, no class action has yet been approved by the Court. The lawsuit seeks unspecified damages. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1. Legal Proceedings."

                                    EGL, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AN DANALUSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

         In recent years, the Company has focused on expanding its international freight forwarding business. On July 2, 2000, EGL entered into an Agreement and Plan of Merger with Circle International Group, Inc. (Circle). Circle is a leader in international air and ocean transportation, operating over 300 logistics centers in more than 100 countries. Circle is publicly held and headquartered in San Francisco, California. As a result of the merger, Circle will be a wholly owned subsidiary of EGL. The combination is expected to be accounted for as a pooling of interests, and each share of Circle's common stock issued and outstanding immediately prior to the effective time of the combination will be converted into the right to receive one share of EGL's common stock. When complete, EGL's shareholders will own approximately 62 percent and Circle shareholders will own approximately 38 percent of the combined company's outstanding shares. The completion of the merger is subject to shareholder approval which is expected to occur near September 30, 2000.

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

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Revenues increased 29.3% to $187.4 million in the first three months of fiscal 2000 from $144.9 million in the same period of fiscal 1999 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of acquisitions completed after December 31, 1998.

         For those freight forwarding terminals opened prior to October 1, 1998 (71 terminals), revenues increased 29.3% to $166.2 million for the three months ended December 31, 1999 from $128.6 million for the three months ended December 31, 1998.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         Revenues for the three months ended December 31, 1999 were comprised of $174.2 million of forwarding revenues and $13.2 million of local pickup and delivery revenues, as compared to $133.3 million and $11.6 million, respectively, for the three months ended December 31, 1998. Of the Company's forwarding revenues for the three months ended December 31, 1999, $35.8 million were attributable to international shipments (defined as shipments that cross a national border) compared to $25.8 million for the same three months in 1998.

         The Company's total local pickup and delivery revenues for the three months ended December 31, 1999 were $49.1 million. This amount includes $35.9 million of intercompany sales that were eliminated upon consolidation and $13.2 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the three months ended December 31, 1999 as a percentage of revenues to 58.3% from 56.3% in the comparable period in 1998. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 33.9% to $109.2 million for the three months ended December 31, 1999 from $81.6 million for the same three months in 1998 as a result of increases in freight shipped. Net revenue margin decreased to 41.7% for the three months ended December 31, 1999 from 43.7% for the same period in 1998. The primary reason for the margin decline was increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Net revenues increased 23.4% to $78.2 million for the three months ended December 31, 1999 from $63.3 million for the same period in 1998.

         Operating expenses decreased as a percentage of revenues to 33.3% for the three months ended December 31, 1999 from 35.3% for the same period in 1998. The $11.3 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations from additional terminals and expansion of local delivery operations. Personnel costs decreased as a percentage of revenues to 21.4% for the three months ended December 31, 1999 from 21.6% for the same period in 1998 due primarily to controlled headcount growth, and increased in absolute terms by 28.5% to $40.1 million. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for expected growth. Other selling, general and administrative expenses decreased as a percentage of revenues to 11.9% for the three months ended December 31, 1999 from 13.7% for the same period in 1998, and increased in absolute terms by 12.3% to $22.4 million for the three months ended December 31, 1999 from $19.9 million for the same period in 1998. In the three months ended December 31, 1999, selling expenses as a percentage of revenues decreased by 0.1% and other general and administrative expenses as a percentage of revenues decreased by 1.7% compared to the same period in 1998. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities for the three months ended December 31, 1999, increased expenses attributable to the Company's acquisitions, the Company's new headquarters facility and increased professional and technical fees.

         Operating income increased 28.8% to $15.7 million for the three months ended December 31, 1999 from $12.2 million for the comparable period in 1998. Operating margin remained constant at 8.4% for the three months ended December 31, 1999 and 1998. Interest and other income increased to $655,000 from $532,000 as a result of increased levels of investments during the three months ended December 31, 1999 compared to the three months ended December 31, 1998.

         Income before provision for income taxes increased 28.5% to $16.3 million for the three months ended December 31, 1999 from $12.7 million for the comparable period of 1998. Provision for income taxes increased 28.5% to $6.4 million for the three months ended December 31, 1999 from $5.0 million for the three months ended December 31, 1998. Net income increased 28.6% to $10.0 million for the three months ended December 31, 1999 from net income of $7.7

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million for the same period in 1998. Diluted earnings per share increased 22.2% to $0.33 per share for the three months ended December 31, 1999 from $0.27 for the same period in 1998.

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

         In January 2000, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding Common Stock. As of February 11, 2000, the Company had repurchased 25,000 shares for a total of $814,000 under this authorization. The Company's intention has been that future repurchases would help to offset increases in the number of shares outstanding resulting from previous and future stock option exercises. On July 2, 2000, the Company's Board of Directors terminated the share repurchase authorization.

         On January 13, 2000, the Company entered into the Credit Agreement with Bank of America, N.A. (the Bank), as administrative agent. The Credit Agreement (as amended on May 31, 2000) provides a $50 million revolving line of credit and includes a $10 million sublimit for the issuance of letters of credit. The Company is currently in discussion with the Bank to increase the amount of the line of credit up to $100 million, although there can be no assurance that this increase will be effected. Approximately $6.0 million was outstanding under the Credit Agreement as of August 14, 2000.

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

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR rate plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligation will continue for a term of 52 months. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of each facility, is due at the end of each lease term. Construction began during 1999 on five terminal facilities. As of December 31, 1999, the aggregate lease balance was approximately $11.9 million under the master operating lease agreement.

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

         As of August 14, 2000, the Company has entered into commitments to construct office, warehouse and terminal facilities for an aggregate cost of approximately $8.0 million. Payment for the construction of the facilities is being from cash balances. Construction of the facilities is estimated to be completed during fiscal 2001.

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

         In June 2000, the Company paid $834,000 to buy out the minority interest under its joint venture agreement with its Hong Kong subsidiary and recorded goodwill of $684,000. In addition, during the quarter ended June 30, 2000 the Company paid an aggregate of $1.2 million and issued 8,802 shares of common stock valued at $200,000 in connection with contingent payments for acquisitions completed during the fiscal years ended September 30, 1998 and 1997.

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

         In connection with the closing of the transaction, (i) Miami Air and the Company entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term, and (ii) the Company caused a $7.0 million standby letter of credit to be issued in favor of certain creditors of Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air has agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect of the letter of credit. Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which (i) Mr. Crane and Mr. Hevrdejs are obligated to purchase up to approximately $1.7 million and $.5 million, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air, (ii) each of the Company and Mr. Crane has the right to appoint one member of Miami Air's board of directors, and (iii) the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. The Series A preferred stock, if issued, will (i) not be convertible, (ii) have a 15.0% annual dividend rate and (iii) will be mandatorily redeemable in July 2006 or upon the prior occurrence of specified events.


COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", the Company has received a Letter of Determination and Conciliation Proposal from the EEOC relating to the Commissioner's Charge described in that section. Following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed in Philadelphia, Pennsylvania by three former EGL employees and one individual who had unsuccessfully applied for a position. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the four plaintiffs seek to represent a class of individuals, no class action has yet been approved by the Court. The lawsuit seeks unspecified damages. Any relief sought in these lawsuits would be in addition to and not limited by the relief sought by the EEOC. During the quarter ended March 31, 2000, the Company accrued a $1.1 million charge ($700,000 after-tax) for its estimated future litigation expenses to defend this matter. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect of these matters on the Company and its financial condition and results of operations.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RELATED PARTY TRANSACTIONS

         In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas to a customer pursuant to a five-year sublease. The customer is partially owned by James R. Crane, the Company's Chairman and President. Rental income was approximately $160,000 during the three months ended December 31, 1999 and $143,000 during the year ended September 30, 1999. In addition, the Company billed the customer approximately $920,000 for freight forwarding services during the three months ended December 31, 1999 and $356,000 during the year ended September 30, 1999. The Company believes the rental rates set forth in the sublease agreement approximate market rates.

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

         The Company did not purchase any futures contracts nor did it purchase or hold any derivative financial instruments for trading purposes during the three months ended December 31, 1999.

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

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the timing, effect and benefits of the Circle merger, accounting treatment of the merger, the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth, future marketing; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge or other litigation; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of Revolver proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; fluctuations in the price of jet fuel; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this document, the words "anticipate," "estimate," "expect," " may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the proposed Circle merger; failure of the parties to satisfy closing conditions; the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation (including the results and outcome of the Commissioner's Charge); the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     (A)  EXHIBITS.

         *3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000).

         *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000).

          27      Financial Data Schedule.

----------

*   Incorporated by reference as indicated.

     (B) NO REPORTS ON FORM 8-K WERE FILED DURING THE QUARTER ENDED DECEMBER 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                           EGL, INC.
                                                 ------------------------------
                                                          (Registrant)



Date:  August 16, 2000                        BY:  /s/ James R. Crane
     -----------------                           ------------------------------
                                                   James R. Crane
                                                   President



Date:  August 16, 2000                        BY:  /s/ Elijio V. Serrano
     -----------------                           ------------------------------
                                                   Elijio V. Serrano
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
*3(i)          Second Amended and Restated Articles of Incorporation of the
               Company, as amended (Exhibit 3(i) to the Company's Form 10-Q for the fiscal quarter ended March 31, 2000).

*3(ii)         Amended and Restated Bylaws of the Company, as amended (Exhibit
               3(ii) to the Company's Form 10-Q for the fiscal quarter ended
               June 30, 2000).

27             Financial Data Schedule

----------
*Incorporated by reference as indicated.