Form 10-Q
period 2000-09-30
EGL INC
filed 2000-11-14
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000
                                                        ------------------

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to _______

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's common stock as of October 31, 2000:
46,733,619 shares (net of 1,391,834 treasury shares).

================================================================================

                                    EGL, INC.
                               INDEX TO FORM 10-Q

                                                                                                                         PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of..................................................................      3
           September 30, 2000 and December 31, 1999

         Condensed Consolidated Statement of Income and Comprehensive
           Income for the Nine Months ended September 30, 2000 and 1999..............................................      4

         Condensed Consolidated Statement of Income and Comprehensive Income for the Three...........................      5
           Months ended September 30, 2000 and 1999

         Condensed Consolidated Statement of Cash Flows for..........................................................      6
           the Nine Months ended September 30, 2000 and 1999

         Condensed Consolidated Statement of Shareholders'...........................................................      7
           Equity for the Nine Months ended September 30, 2000

         Notes to Condensed Consolidated Financial Statements........................................................      8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS......................................................................................     11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................     20

PART II.  OTHER INFORMATION..........................................................................................     21

SIGNATURES...........................................................................................................     25

INDEX TO EXHIBITS....................................................................................................     26

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                          September 30,   December 31,
                                                               2000           1999
                                                          -------------   ------------
                  Assets
Current assets:
     Cash and cash equivalents                              $   6,458      $  38,338
     Short-term investments                                                    5,894
     Accounts receivable - trade, net                         171,599        129,517
     Prepaid expenses and other                                 5,693          5,431
     Deferred income taxes                                      3,194          2,817
                                                            ---------      ---------
             Total current assets                             186,944        181,997
Property and equipment, net                                    49,616         30,443
Goodwill, net                                                  38,105         12,121
Investments in unconsolidated affiliates                        6,219
Other assets                                                    3,207          1,654
                                                            ---------      ---------
             Total assets                                   $ 284,091      $ 226,215
                                                            =========      =========

             Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable - trade                               $  25,859      $  10,224
     Accrued transportation costs                              22,130         28,855
     Accrued compensation and employee benefits                20,632         14,876
     Other accrued liabilities                                 15,999          8,237
                                                            ---------      ---------
             Total current liabilities                         84,620         62,192

Long-term debt                                                 15,553
Deferred income taxes                                           3,104          3,189
                                                            ---------      ---------
             Total liabilities                                103,277         65,381
                                                            ---------      ---------

Minority interest                                                                354
                                                            ---------      ---------
Shareholders' equity:
     Preferred stock, $0.001 par value, 10,000 shares
       authorized
     Common stock, $0.001 par value, 200,000 shares
       authorized, 30,125 and 29,804 shares issued                 30             30
     Additional paid-in capital                                95,790         88,018
     Unearned compensation                                     (1,446)
     Retained earnings                                        111,721         87,589
     Accumulated other comprehensive loss                      (1,086)          (587)
     Treasury stock, 1,392 and 1,022 shares, at cost          (24,195)       (14,570)
                                                            ---------      ---------
                                                              180,814        160,480
                                                            ---------      ---------
Commitments and contingencies (Note 7)
                                                            ---------      ---------
             Total liabilities and shareholders' equity     $ 284,091      $ 226,215
                                                            =========      =========


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                Nine Months Ended
                                                                  September 30,
                                                            ------------------------
                                                               2000           1999
                                                            ---------      ---------
Revenues                                                    $ 644,278      $ 450,297
Cost of transportation                                        380,049        258,537
                                                            ---------      ---------
     Net revenues                                             264,229        191,760
                                                            ---------      ---------

Operating expenses:
     Personnel costs                                          139,634         97,713
     Other selling, general and administrative expenses        85,727         61,225
                                                            ---------      ---------
                                                              225,361        158,938
                                                            ---------      ---------
Operating income                                               38,868         32,822
Interest and other income, net                                  1,321          1,941
                                                            ---------      ---------
Income before provision for income taxes                       40,189         34,763
Provision for income taxes                                     16,057         14,013
                                                            ---------      ---------
Net income                                                     24,132         20,750

Other comprehensive income:
     Foreign currency translation                                (499)          (580)
                                                            ---------      ---------
Comprehensive income                                        $  23,633      $  20,170
                                                            =========      =========

Basic earnings per share                                    $    0.84      $    0.73
                                                            =========      =========
Basic weighted-average common shares outstanding               28,693         28,341
                                                            =========      =========

Diluted earnings per share                                  $    0.81      $    0.71
                                                            =========      =========
Diluted weighted-average common and common equivalent
         shares outstanding                                    29,762         29,341
                                                            =========      =========


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               Three Months Ended
                                                                  September 30,
                                                            ------------------------
                                                               2000           1999
                                                            ---------      ---------
Revenues                                                    $ 241,788      $ 166,749
Cost of transportation                                        142,549         96,635
                                                            ---------      ---------
     Net revenues                                              99,239         70,114
                                                            ---------      ---------

Operating expenses:
     Personnel costs                                           51,150         34,987
     Other selling, general and administrative expenses        30,997         21,738
                                                            ---------      ---------
                                                               82,147         56,725
                                                            ---------      ---------
Operating income                                               17,092         13,389
Interest and other income, net                                    231            539
                                                            ---------      ---------
Income before provision for income taxes                       17,323         13,928
Provision for income taxes                                      6,930          6,006
                                                            ---------      ---------
Net income                                                     10,393          7,922
Other comprehensive income:
     Foreign currency translation                                (174)          (437)
                                                            ---------      ---------
Comprehensive income                                        $  10,219      $   7,485
                                                            =========      =========

Basic earnings per share                                    $    0.36      $    0.28
                                                            =========      =========
Basic weighted-average common shares outstanding               28,618         28,506
                                                            =========      =========

Diluted earnings per share                                  $    0.35      $    0.27
                                                            =========      =========
Diluted weighted-average common and common equivalent
         shares outstanding                                    29,732         29,647
                                                            =========      =========


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
Cash flows from operating activities                             $ 12,342      $ 19,889
                                                                 --------      --------
Cash flows from investing activities:
     Acquisitions, net of cash acquired                           (26,441)
     Purchase of investments                                                    (22,088)
     Maturity of investments                                        5,894        17,766
     Acquisition of property and equipment, net                   (26,115)       (8,894)
     Payment of contingent consideration for acquisition           (2,443)         (891)
     Other                                                           (157)         (342)
                                                                 --------      --------
          Net cash used by investing activities                   (49,262)      (14,449)
                                                                 --------      --------
Cash flows from financing activities:
     Issuance of common stock                                         653
     Proceeds from exercises of stock options                       3,132         6,834
     Purchase of treasury stock                                   (10,478)       (9,057)
     Borrowings on line of credit, net of repayments               12,232
                                                                 --------      --------
          Net cash provided (used) by financing activities          5,539        (2,223)
                                                                 --------      --------


Effect of foreign currency translation on cash                       (499)         (580)
                                                                 --------      --------
Net (decrease) increase in cash and cash equivalents              (31,880)        2,637
Cash and cash equivalents, beginning of period                     38,338        32,538
                                                                 --------      --------

Cash and cash equivalents, end of period                         $  6,458      $ 35,175
                                                                 ========      ========


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                          COMMON STOCK      ADDITIONAL   UNEARNED                  OTHER
                                        ------------------   PAID-IN     COMPEN-    RETAINED   COMPREHENSIVE  TREASURY
                                        SHARES     AMOUNT    CAPITAL     SATION     EARNINGS       LOSS         STOCK       TOTAL
                                        ------   ---------  ----------  ---------   ---------  -------------  ---------   ---------
Balance at December 31, 1999            29,804   $      30  $  88,018               $  87,589    $    (587)   $ (14,570)  $ 160,480

Shares issued under stock option
   plans and restricted stock awards       321                  5,037   $  (1,905)                                            3,132

Purchase of treasury stock                                                                                      (10,478)    (10,478)

Issuance of shares under stock
   purchase plan                                                                                                    653         653

Shares issued for acquisition related
   earnout                                                                                                          200         200

Tax benefit from exercise of stock
   options                                                      2,735                                                         2,735

Amortization of unearned
   compensation                                                               459                                               459

Net income                                                                             24,132                                24,132

Foreign currency translation
   adjustments                                                                                        (499)                    (499)
                                        ------   ---------  ---------   ---------   ---------    ---------    ---------   ---------
Balance at September 30, 2000           30,125   $      30  $  95,790   $  (1,446)  $ 111,721    $  (1,086)   $ (24,195)  $ 180,814
                                        ======   =========  =========   =========   =========    =========    =========   =========


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

           The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the
SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at September 30, 2000 and the results of its operations for the nine and three months ended September 30, 2000 and 1999. Results of operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for EGL's full fiscal year.

NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

           On February 21, 2000, the Company's shareholders approved a proposal to change the Company's name to EGL, Inc. in recognition of EGL's increasing globalization, broader spectrum of services and long-term growth strategy.

           EGL is a worldwide logistics company. The Company maintains operating facilities throughout the United States, Mexico, Canada, Hong Kong, the United Kingdom, Argentina, Brazil, Chile and Peru as well as a worldwide network of exclusive and nonexclusive agents. With the acquisition of Circle International Group, Inc. (Circle) as of October 2, 2000 (See Note 8), the Company expanded its operations to 100 countries on six continents.

           The Company operates in one principal industry segment. During the nine and three months ended September 30, 2000 and 1999, no individual geographic segment outside the United States exceeded more than 10% of the revenues, net income or assets of the combined amounts for all geographic segments.

           On July 12, 1999, the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a stock dividend. All shares and per-share amounts have been restated retroactively to reflect the stock split, which was distributed August 30, 1999 to shareholders of record on August 23, 1999.

           On July 2, 2000, the Board of Directors of EGL determined to change its fiscal year ending on September 30th to a year ending on December 31st. As a result, EGL's 2000 fiscal year will end on December 31, 2000 and its next Annual Report on Form 10-K will include audited results for the twelve-month period ending December 31, 2000. References in this document to the first, second and third quarters of fiscal 2000 are to the quarters ended March 31, 2000, June 30, 2000 and September 30, 2000, respectively. On August 16, 2000, the Company filed a report on Form 10-Q with the Securities and Exchange Commission covering the three-month transition period from October 1, 1999 to December 31, 1999.

NOTE 2 - EARNINGS PER SHARE:

           Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 862,000 and 1.1 million were used in the calculation of diluted earnings per share for the nine months ended September 30, 2000 and 1999, respectively. Incremental shares of 742,000 and 1.2 million were used in the calculation of diluted earnings per share for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, 179,932 and 145,340 options, respectively, were excluded from the diluted earnings per share computation because their effect was antidilutive. For the three months ended September 30, 2000, 199,130 options were excluded from the diluted earnings per share computation because their effect was antidilutive. There were no antidilutive options for the three months ended September 30, 1999.

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

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", to be effective the fourth fiscal quarter of fiscal years beginning after December 15, 1999 (EGL's quarter ending December 31, 2000 based on the change in year end). EGL has evaluated the provisions of SAB No. 101 and does not believe it will have an impact on its financial statements.

NOTE 4 - ACQUISITIONS/INVESTMENTS:

         On January 7, 2000, the Company completed the acquisitions of two commonly-controlled freight forwarding companies operating in Canada for an aggregate purchase price of approximately $21.3 million in cash at closing and a total of approximately $4.9 million in cash payable in three equal, annual installments. The agreements also contemplate additional consideration not to exceed $7.8 million over the next three years payable in cash and Company common stock if certain earnings-based growth goals are achieved. Each of these acquisitions was accounted for as a purchase and the results of operations for the acquired businesses are included in the condensed consolidated statement of income and comprehensive income from the acquisition date forward.

         In June 2000, the Company paid $834,000 to buy out the minority interest under its joint venture agreement with its Hong Kong subsidiary and recorded goodwill of $684,000. In addition, during the quarter ended June 30, 2000, the Company paid an aggregate of $1.2 million and issued 8,802 shares of common stock valued at $200,000 in connection with contingent payments for acquisitions completed during the fiscal years ended September 30, 1998 and 1997.

         In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air International, Inc. (Miami Air), a privately held domestic and international charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash in a stock purchase transaction. The Company's primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including the Company, James R. Crane, the Company's Chairman and President, and Frank J. Hevrdejs, a member of the Company's board of directors. Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash. The Company's Miami Air investment has been accounted for under the equity method.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         In connection with the closing of the transaction, (i) Miami Air and the Company entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term, and (ii) the Company caused a $7 million standby letter of credit to be issued in favor of certain creditors of Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air has agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect of the letter of credit. Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which (i) Mr. Crane and Mr. Hevrdejs are obligated to purchase up to approximately $1.7 million and $.5 million, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air, (ii) each of the Company and Mr. Crane has the right to appoint one member of Miami Air's board of directors, and (iii) the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. As of September 30, 2000, board of directors appointed include
Mr. Crane, Elijio Serrano (EGL's Chief Financial Officer), Ross Fischer and James Morgan. Appointment of an outside director is pending. The Series A preferred stock, if issued, (i) will not be convertible, (ii) will have a 15.0% annual dividend rate and (iii) will be mandatorily redeemable in July 2006 or upon the prior occurrence of specified events.

NOTE 5 - SHAREHOLDERS' EQUITY:

         In January 2000, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding Common Stock. In April 2000, the Company's Board of Directors increased the authorization to three million shares. On July 2, 2000, the Company's Board of Directors terminated the remaining share repurchase authorization, at which time the Company had repurchased an aggregate of 449,500 shares for a total of $10.5 million under the authorization.

         Unearned compensation relates to awards of restricted stock and is recorded at the date of award based on the market value of the shares and is amortized to expense over the vesting period of three years.

NOTE 6 - REVOLVING CREDIT FACILITY:

         On January 13, 2000, the Company entered into an agreement (the Credit Agreement) with Bank of America, N.A. (the Bank) as administrative agent. The Credit Agreement (as amended on May 31, 2000 and September 29, 2000) provides a $75 million revolving line of credit and includes a $10 million sublimit for the issuance of letters of credit. The Company is currently in discussion with the Bank to replace the line of credit with a new line of credit up to $150 million, although there can be no assurance that this will be effected. $12.2 million was outstanding under the Credit Agreement as of September 30, 2000. This amount has been classified as long-term as of September 30, 2000 due to the Company's present intent and ability to refinance this amount on a long-term basis.

         The revolving line of credit matures on January 11, 2001. For each tranche of principal, the Company elects an interest rate calculation based on either LIBOR (a LIBOR Tranche) or either the prime rate announced by the Bank or the federal funds rate plus 50 basis points (a Prime Rate Tranche), plus an applicable margin based on a ratio of consolidated debt to consolidated EBITDA (earnings before interest, taxes, depreciation and amortization). The interest for a LIBOR Tranche is due at periods of one, two, three or six months, as the Company may select at the time it requests the funds. The interest for a Prime Rate Tranche is due quarterly. The weighted average interest rate for the line of credit balance outstanding at September 30, 2000 was 8.03%.

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

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

           In May 2000, the Company received a Letter of Determination and Conciliation Proposal from the Equal Employment Opportunity Commission relating to a Commissioner's Charge issued in the first quarter of fiscal 1998. Following the issuance of the EEOC's Determination a lawsuit was filed in Philadelphia, Pennsylvania by three former EGL employees and one individual who had unsuccessfully applied for a position. Four additional plaintiffs joined the suit in late July 2000. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the named plaintiffs seek to represent a class of individuals, no class action has yet been approved by the Court. The lawsuit seeks unspecified damages. The Company initiated a mediation process with both the EEOC and the plaintiffs in the Philadelphia lawsuit in an effort to resolve this matter. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 1. Legal Proceedings."

NOTE 8 - SUBSEQUENT EVENT:

         On October 2, 2000, EGL completed the acquisition of Circle pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of July 2, 2000 (the Merger Agreement) among EGL, EGL Delaware I, Inc., a wholly owned subsidiary of EGL (Merger Sub) and Circle. Pursuant to the Merger Agreement, Merger Sub was merged with and into Circle, with Circle surviving as a wholly owned subsidiary of EGL. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes.

         As a result of the Merger, each share of Circle's common stock, par value $1.00 per share (Circle Common Stock), issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Circle, EGL or Merger Sub) has been converted to the right to receive one validly issued, fully paid and nonassessable share of EGL's common stock, par value $0.001 per share (EGL Common Stock). In the aggregate, EGL issued approximately 17,933,160 shares of EGL Common Stock in exchange for issued and outstanding shares of Circle Common Stock and assumed options exercisable for 1,094,052 shares of EGL Common Stock. The exchange ratio of one share of EGL Common Stock for each share of Circle Common Stock was determined by arms-length negotiations between EGL and Circle.

         Circle, the common stock of which was previously publicly traded, is a leader in providing transportation and integrated logistics services for international movement of goods and the furnishing of value-added information, distribution and inventory management services to customers worldwide. Circle is principally engaged in international air and ocean freight forwarding, customs brokerage and logistics. Circle's global services are supplied through its network of over 300 offices, agents and distribution centers located in over 100 countries on six continents.

         As the merger was completed subsequent to September 30, 2000, Circle's results of operations have not been reflected in these financial statements. The following unaudited pro forma condensed combined financial information has been included for informational purposes only to reflect the combination of EGL and Circle and excludes the effects of transaction and merger-related costs. The Company expects to incur a significant restructuring charge in the fourth quarter of 2000 in connection with the acquisition.

                                                         NINE MONTHS ENDED              THREE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       -------------------------     -------------------------
                                                           2000           1999           2000           1999
                                                       ----------     ----------     ----------     ----------
                                                                (in thousands, except per share data)
STATEMENT OF INCOME DATA:
 Revenues ........................................     $1,346,407     $1,033,259     $  490,716     $  371,644
 Net revenues ....................................        532,673        432,959        191,895        153,697
 Net income ......................................         41,750         34,206         18,311         14,682
 Basic earnings per share .........................    $     0.52     $     0.46     $     0.22     $     0.17
 Diluted earnings per share ......................     $     0.88     $     0.73     $     0.38     $     0.31


                                                September 30,  December 31,
                                                    2000           1999
                                                -------------  ------------
                                                       (in thousands)
BALANCE SHEET DATA:
 Current assets .............................     $550,473       $540,031
 Total assets ...............................      840,060        771,607
 Current liabilities ........................      322,337        312,585
 Total liabilities ..........................      390,686        363,989
 Shareholders' equity .......................      439,787        401,455

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations," the annual financial statements included in the Company's Annual Report on Form 10-K (File No. 0-27288), the accompanying unaudited condensed consolidated financial statements and the notes thereto and the pro forma financial information of the Company giving effect to the merger with Circle, which was included as Exhibit
20.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2000.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW

         On February 21, 2000, the Company's shareholders approved a proposal to change the Company's name to EGL, Inc. in recognition of the Company's increasing globalization, broader spectrum of services and long-term growth strategy.

         The Company's revenues have increased to $595.2 million for the twelve months ended September 30, 1999 from $291.8 million for the twelve months ended September 30, 1997, and its operating income has increased to $45.0 million for the twelve months ended September 30, 1999 from $25.7 million for the twelve months ended September 30, 1997. Historically, the Company has grown primarily through internal expansion, including developing its terminal network, expanding its service offerings and sales force and increasing its customer base. The Company has also made acquisitions on a limited basis.

         Since October 1, 1996, the Company has added 47 terminals, increasing the total to 94 at September 30, 2000. The opening of a new terminal generally has an initial short-term negative impact on profitability due to operating losses of the new terminal. However, the opening of a new terminal generally does not require significant capital expenditures. Additionally, personnel costs are contained at the time of the opening of a new terminal because commissions are generally not paid until salesmen achieve minimum sales levels and until managers achieve terminal profitability.

         Although future new terminals may be opened in cities smaller than those in which the Company's more mature terminals are located, the Company believes the results of new terminals should benefit from a ready base of business provided by its existing customers.

         The Company maintains international operating facilities in Mexico, Canada, Hong Kong, the United Kingdom, Argentina, Brazil, Chile and Peru as well as a worldwide network of exclusive and nonexclusive agents. With the acquisition of Circle, as discussed below, the Company expanded its operations to 100 countries on six continents.

        On October 2, 2000, EGL completed and the acquisition of Circle pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of July 2, 2000 (the Merger Agreement) among EGL, EGL Delaware I, Inc., a wholly owned subsidiary of EGL (Merger Sub) and Circle. Pursuant to the Merger Agreement, Merger Sub was merged with and into Circle, with Circle surviving as a wholly owned subsidiary of EGL. The Merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes. The results of Circle are not included in this discussion of financial condition and results of operations as the merger was not completed at September 30, 2000. Trends, results of operations and financial condition of the combined company may differ from those described herein. Additionally, the Company expects to incur a significant restructuring charge in the fourth quarter of 2000 in connection with the acquisition.

         As a result of the Merger, each share of Circle's common stock, par value $1.00 per share (Circle Common Stock), issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by Circle, EGL or Merger Sub) has been converted to the right to receive one validly issued, fully paid and nonassessable share of EGL's common stock, par value $0.001 per share (EGL Common Stock). In the aggregate, EGL is issuing approximately 17,933,160 shares of EGL Common Stock in exchange for issued and outstanding shares of Circle Common Stock and assumed options exercisable for 1,094,052 shares of EGL Common Stock. The exchange ratio of one share of EGL Common Stock for each share of Circle Common Stock was determined by arms-length negotiations between EGL and Circle.

         Circle, the common stock of which was previously publicly traded, is a leader in providing transportation and integrated logistics services for international movement of goods and the furnishing of value-added information, distribution and inventory management services to customers worldwide. Circle is principally engaged in international air and ocean freight forwarding, customs brokerage and logistics.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         In May 2000, as a result of recent industry consolidation, the Company announced plans to accelerate its international expansion efforts beginning in the quarter ended June 30, 2000 with the addition of seasoned international airfreight employees worldwide. The new staff and related infrastructure costs was expected to increase international operating expenses over the next two quarters by approximately $4.0 to $5.0 million, or $0.08 to $0.10 cents per diluted shares, net of tax. The Company's merger with Circle effectively ends the Company's previously announced $4.0 to $5.0 million expenditure for international staff and infrastructure costs. The Company expects to utilize the staff and infrastructure acquired prior to the merger in connection with its international operations.

         On January 7, 2000, the Company completed the acquisition of Commercial Transport International (Canada) Ltd. (CTI) and Fastair Cargo System Ltd. (Fastair) for an aggregate purchase price of approximately $21.3 million in cash at closing and a total of approximately $4.9 million in cash payable in three equal annual installments. The acquisition agreement also contemplates additional consideration not to exceed $7.8 million over the next three years payable in cash and Company common stock if certain earnings-based growth goals are achieved. Fastair is a leading forwarder in the intra-Canada freight forwarding market. CTI, its sister company, primarily serves the international freight forwarding market with offices coast-to-coast throughout Canada. CTI and Fastair were privately-held and under common control and have eight locations in Canada. Both companies are based in Toronto, Canada. The acquisitions were accounted for as a purchase and the acquired operations were integrated with the Company's existing Canadian operations.

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

RESULTS OF OPERATIONS

The following table presents certain statement of income data as a percentage of revenues and operating data for the periods indicated.

                                                        Nine Months Ended September 30,        Three Months Ended September 30,
                                                       ---------------------------------      ---------------------------------
                                                           2000                  1999             2000                  1999
                                                       -----------           -----------      -----------           -----------
Revenues                                                     100.0%                100.0%           100.0%                100.0%
Cost of transportation                                        59.0                  57.4             59.0                  58.0
                                                       -----------           -----------      -----------           -----------
Net revenues                                                  41.0                  42.6             41.0                  42.0
Personnel costs                                               21.7                  21.7             21.2                  21.0
Other selling, general and administrative expenses            13.3                  13.6             12.8                  13.0
                                                       -----------           -----------      -----------           -----------
Operating expenses                                            35.0                  35.3             34.0                  34.0
                                                       -----------           -----------      -----------           -----------
Operating income                                               6.0%                  7.3%             7.1%                  8.0%
                                                       -----------           -----------      -----------           -----------
Net income                                                     3.7%                  4.6%             4.3%                  4.8%
                                                       ===========           ===========      ===========           ===========
Freight forwarding terminals at end of period                   94                    78               94                    78
Local delivery locations at end of period                       73                    67               73                    67
   Freight forwarding shipments                          1,929,108             1,088,553          686,283               401,823
Average weight (lbs.) per freight forwarding                   771                   678              643                   704
   shipment

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased 43.1% to $644.3 million in the first nine months of fiscal 2000 from $450.3 million in the same period of fiscal 1999 primarily due to increases in the number of shipments and the total weight of cargo shipped. These

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


increases primarily resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of acquisitions completed after the quarter ended September 30, 1999.

         Revenues for the nine months ended September 30, 2000 were comprised of $603.0 million of forwarding revenues and $41.3 million of local pickup and delivery revenues, as compared to $411.8 million and $38.5 million, respectively, for the nine months ended September 30, 1999. Of the Company's forwarding revenues for the nine months ended September 30, 2000, $162.8 million were attributable to international shipments (defined as shipments that cross a U.S. national border or originated outside the U.S.) compared to $84.4 million for the nine months ended September 30, 1999. The acquisitions completed in Canada, as described in Note 4, added approximately $40.4 million in international revenue during the nine months ended September 30, 2000.

         The Company's total local pickup and delivery revenues for the nine months ended September 30, 2000 were $161.7 million. This amount includes $120.4 million of intercompany sales that were eliminated upon consolidation and $41.3 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the first nine months of fiscal 2000 as a percentage of revenues to 59.0% from 57.4% in the comparable period in fiscal 1999. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 47.0% to $380.0 million for the nine months ended September 30, 2000 from $258.5 million in the same period in fiscal 1999 as a result of increases in freight shipped. Net revenue margin decreased to 41.0% in the first nine months of fiscal 2000 from 42.6% in the same period in fiscal 1999. The primary reason for the margin decline was increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight and a temporary shift in January and February 2000 from overnight air shipments to lower-margin economy ground shipments by the technology and manufacturing sectors as a result of the Year 2000 transition. Net revenues increased 37.8% to $264.2 million in the first nine months of fiscal 2000 from $191.8 million in the same period in fiscal 1999.

         Operating expenses decreased as a percentage of revenues to 35.0% in the first nine months of fiscal 2000 from 35.3% for the same period in fiscal 1999. The $66.4 million increased costs in absolute terms was attributable primarily to continued growth in the level of operations, costs from additional terminals, acquisitions and expansion of local delivery operations. Personnel costs as a percentage of revenues remained constant at 21.7% in the first nine months of fiscal 2000 as compared to the same period in fiscal 1999 and increased in absolute terms by 42.9% to $139.6 million in the fiscal 2000 period from $97.7 million in the fiscal 1999 period. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure particularly in international operations, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for growth during fiscal 2000 and beyond. Other selling, general and administrative expenses decreased as a percentage of revenues to 13.3% in the first nine months of fiscal 2000 from 13.6% in the first nine months of fiscal 1999, and increased in absolute terms by 40.0% to $85.7 million in the fiscal 2000 period from $61.2 million in the fiscal 1999 period. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 2000 period, increased expenses attributable to the Company's acquisitions, the Company's headquarters facility and a $1.1 million charge for legal fees recorded in the quarter ended March 31, 2000.

         Operating income increased 18.4% to $38.9 million in the first nine months of fiscal 2000 from $32.8 million in the comparable period in fiscal 1999. Operating margin decreased to 6.0% for nine months ended September 30, 2000 compared to 7.3% for the nine months ended September 30, 1999. Interest and other income decreased to $1.3 million from $1.9 million as a result of a decline in interest income from decreased levels of investments during the nine months ended

                                   EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


September 30, 2000 compared to the nine months ended September 30, 1999, partially offset by rental income of $546,000 from a sublease that began in May 1999.

         Income before provision for income taxes increased 15.6% to $40.2 million in the first nine months of fiscal 2000 from $34.8 million in the comparable period of fiscal 1999. Provision for income taxes increased 14.6% to $16.1 million for the nine months ended September 30, 2000 from $14.0 million for the nine months ended September 30, 1999. Net income increased 16.3% to $24.1 million in the first nine months of fiscal 2000 from net income of $20.8 million in the same period in fiscal 1999. Diluted earnings per share increased 14.1% to $0.81 per share for the nine months ended September 30, 2000 from $0.71 in the same period in fiscal 1999.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased 45.0% to $241.8 million in the third quarter of fiscal 2000 from $166.7 million in the same period of fiscal 1999 primarily due to increases in the number of shipments and the total weight of cargo shipped. These increases resulted from an increase in the number of terminals open during such period, an increase in penetration in existing airfreight and pickup and delivery markets, the addition of significant national account customers and the effect of acquisitions completed during the after the quarter ended September 30, 1999.

         Revenues for the three months ended September 30, 2000 were comprised of $226.7 million of forwarding revenues and $15.1 million of local pickup and delivery revenues, as compared to $154.2 million and $12.5 million, respectively, for the three months ended September 30, 1999. Of the Company's forwarding revenues for the third quarter of fiscal 2000, $65.0 million were attributable to international shipments (defined as shipments that cross a U.S. national border or originated outside the U.S.) compared to $34.8 million for the third quarter of fiscal 1999. The acquisitions completed in Canada, as described in Note 4, added approximately $14.6 million in international revenue during the third quarter of fiscal 2000.

         The Company's total local pickup and delivery revenues for the third quarter of fiscal 2000 were $45.9 million. This amount includes $30.8 million of intercompany sales that were eliminated upon consolidation and $15.1 million in services to third-party (non-forwarding) customers.

         Cost of transportation increased during the third quarter of fiscal 2000 as a percentage of revenues to 59.0% from 58.0% in the comparable period in fiscal 1999. The increase was primarily attributable to increased international freight shipping volumes, which carry a higher cost of transportation per shipment than domestic freight. Cost of transportation increased in absolute terms by 47.5% to $142.5 million in the third quarter of fiscal 2000 from $96.6 million in the third quarter of fiscal 1999 as a result of increases in freight shipped. Net revenue margin decreased to 41.0% in the third quarter of fiscal 2000 from 42.0% in the same period in fiscal 1999. The primary reason for the margin decline was increased international freight shipping volumes which carry a higher cost of transportation per shipment than domestic freight. Net revenues increased 41.5% to $99.2 million in the third quarter of fiscal 2000 from $70.1 million in the same period in fiscal 1999.

         Operating expenses as a percentage of revenues remained constant at 34% in the third quarter of fiscal 2000 as compared to the same period in fiscal 1999. The $25.4 million increased costs in absolute terms for the third quarter of fiscal 2000 was attributable primarily to continued growth in the level of operations, costs from additional terminals, acquisitions and expansion of local delivery operations. Personnel costs increased as a percentage of revenues to 21.2% in the third quarter of fiscal 2000 from 21.0% in the same period in fiscal 1999 and increased in absolute terms by 46.2% to $51.1 million. This increase was due to increased staffing needs associated with the opening of new terminals and local delivery locations, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure. Such personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. The Company has added personnel to build corporate infrastructure particularly in international operations, to keep pace with its recent significant growth, to deepen the staff at its terminals and to prepare for growth during fiscal 2000 and beyond. Other

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

selling, general and administrative expenses decreased as a percentage of revenues to 12.8% in the third quarter of fiscal 2000 from 13.0% in the third quarter of fiscal 1999, and increased in absolute terms by 42.6% to $31.0 million in the fiscal 2000 period from $21.7 million in the fiscal 1999 period. The absolute increases in selling, general and administrative expenses were due to overall increases in the level of the Company's activities in the fiscal 2000 period, increased expenses attributable to the Company's acquisitions and the Company's headquarters facility.

         Operating income increased 27.7% to $17.1 million in the third quarter of fiscal 2000 from $13.4 million in the comparable period in fiscal 1999. Operating margin decreased to 7.1% for the quarter ended September 30, 2000 from 8.0% for the quarter ended September 30, 1999. Interest and other income decreased to $231,000 from $539,000 as a result of decreased levels of investments during the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

         Income before provision for income taxes increased 24.4% to $17.3 million in the third quarter of fiscal 2000 from $13.9 million in the comparable period of fiscal 1999. Provision for income taxes increased 15.4% to $6.9 million for the three months ended September 30, 2000 from $6.0 million for the three months ended September 30, 1999. Net income increased 31.2% to $10.4 million in the third quarter of fiscal 2000 from net income of $7.9 million in the same period in fiscal 1999. Diluted earnings per share increased 29.6% to $0.35 per share for the quarter ended September 30, 2000 from $0.27 in the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and short-term investments decreased $37.8 million to $6.4 million at September 30, 2000 from $44.2 million at December 31, 1999. At September 30, 2000, the Company had working capital of $102.3 million and a current ratio of 2.21 compared to working capital of $119.8 million and a current ratio of 2.93 at December 31, 1999. The Company's working capital decreased during this period primarily as a result of cash used for business acquisitions and share repurchases. The combined pro forma working capital and current ratio of EGL and Circle was $228.1 million and 1.71, respectively, at September 30, 2000 compared to combined pro forma working capital and current ratio of $227.4 million and 1.73, respectively, at December 31, 1999. Capital expenditures for the nine months ended September 30, 2000 were approximately $26.6 million.

         Other than its public offerings, the Company's cash generated from operations has been its primary source of liquidity, although it has from time to time made use of bank borrowing and lease or purchase arrangements.
The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future.

         In January 2000, the Company's Board of Directors authorized the repurchase of up to one million shares of its outstanding Common Stock. In April 2000, the Company's Board of Directors increased the authorization to three million shares. The Company's intention has been that repurchases would help to offset increases in the number of shares outstanding resulting from previous and future stock option exercises. On July 2, 2000, the Company's Board of Directors terminated the share repurchase authorization, at which time the Company had repurchased an aggregate of 449,500 shares for a total of $10.5 million under the authorization.

         On January 13, 2000, the Company entered into the Credit Agreement with Bank of America, N.A. (the Bank), as administrative agent. The Credit Agreement (as amended on May 31, 2000 and September 29, 2000) provides a $75 million revolving line of credit and includes a $10 million sublimit for the issuance of letters of credit. The Company is currently in discussion with the Bank to replace the line of credit with a new line of credit up to $150 million, although there can be no assurance that this will be effected. $66.0 million was outstanding under the Credit Agreement as of November 10, 2000. In connection with the completion of the acquisition of Circle, the Company utilized proceeds from borrowings under its revolving line of credit to repay $27.0 million of Circle's outstanding debt and to fund working capital needs.

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

Tranche is due at periods of one, two, three or nine months, as the Company may select at the time it requests the funds. The interest for a Prime Rate Tranche is due quarterly. The weighted average interest rate for the line of credit balance outstanding at September 30, 2000 was 8.03%.

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

         The Company and certain of its subsidiaries maintain bank lines of credit for purposes of securing customs bonds and bank letters of credit for purposes of guaranteeing some transportation expenses. These credit lines and letters of credit are supported by standby letters of credit issued by a United States bank or guarantees issued by the Company to the foreign banks. At September 30, 2000, the Company was contingently liable for approximately $10.4 million under outstanding letters of credit and guarantees related to these obligations.

         As of September 30, 2000, the Company had outstanding non-qualified stock options to purchase an aggregate of 4,222,617 shares of common stock at exercise prices ranging from $0.83 to $32.69, which equaled the fair market value of the underlying common stock on the dates of grant. At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine months ended September 30, 2000 of non-qualified stock options to purchase an aggregate of 320,827 shares of common stock, the Company is entitled to a federal income tax deduction of approximately $6.8 million. The Company has recognized a reduction of its federal and state income tax liability of approximately $2.7 million with respect to the nine months ended September 30, 2000. Accordingly, the Company recorded an increase in additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether or not the exercises will occur, the amount of any deductions or the Company's ability to fully utilize any deductions.

         On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston Facility). The cost of the Houston Facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR rate plus 145 basis points, beginning on July 1, 1998 through October 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on October 2, 2002. As of September 30, 2000, the lease balance was approximately $8.1 million.

         On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by the Company. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR rate plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligation will continue for a term of 52 months. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of each facility, is due at the end of each lease term. Construction began during fiscal 1999 on five terminal facilities. As of September 30, 2000, the aggregate lease balance was approximately $15.4 million under the master operating lease agreement.

                                    EGL, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The operating lease agreements contain restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.5 to
1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating lease agreement restricts the Company from incurring debt in an amount greater than $10 million, except pursuant to a single credit facility involving a commitment of not more than $75 million.

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

         As of September 30, 2000, the Company has entered into commitments to construct office, warehouse and terminal facilities for an aggregate cost of approximately $2.0 million. Payment for the construction of the facilities is being made from cash balances. Construction of the facilities is estimated to be completed during 2001.

ACQUISITIONS

         On January 7, 2000, the Company completed the acquisitions of CTI and Fastair for an aggregate purchase price of approximately $21.3 million paid at closing from cash and cash equivalents on hand. Additionally, a total of approximately $4.9 million will be paid in cash over the next three years in annual installments. The agreements also contemplate additional consideration not to exceed $7.8 million over the next three years payable in cash and Company common stock if certain earnings-based growth goals are achieved.

         In June 2000, the Company paid $834,000 to buy out the minority interest under its joint venture agreement with its Hong Kong subsidiary and recorded goodwill of $684,000. In addition, during the second quarter of fiscal 2000 the Company paid an aggregate of $1.2 million and issued 8,802 shares of common stock valued at $200,000 in connection with contingent payments for acquisitions completed during the years ended September 30, 1998 and 1997.

         In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air International, Inc. (Miami Air), a privately held domestic and international charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash in a stock purchase transaction. The Company's primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including the Company, James R. Crane, the Company's Chairman and President, and Frank J. Hevrdejs, a member of the Company's board of directors. Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash. The Company's Miami Air investment has been accounted for under the equity method.

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

transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. As of September 30, 2000, board of directors appointed include Mr. Crane, Elijio Serrano (EGL's Chief Financial Officer), Ross Fischer and James Morgan. Appointment of an outside director is pending. The Series A preferred stock, if issued, will (i) not be convertible,
(ii) have a 15.0% annual dividend rate and (iii) will be mandatorily redeemable in July 2006 or upon the prior occurrence of specified events.

COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", the Company has received a Letter of Determination and Conciliation Proposal from the EEOC relating to the Commissioner's Charge described in that section. Following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed in Philadelphia, Pennsylvania by three former EGL employees and one individual who had unsuccessfully applied for a position. Four additional plaintiffs joined the suit in late July 2000. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the named plaintiffs on the Philadelphia lawsuit seek to represent a class of individuals, no class action has yet been approved by the Court. The lawsuit seeks unspecified damages. Any relief sought in these lawsuits would be in addition to and not limited by the relief sought by the EEOC. In the first quarter of fiscal 2000, the Company accrued a $1.1 million charge ($700,000 after-tax) for its estimated future litigation expenses to defend this matter. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect these matters may have on the Company and its financial condition and results of operation. A substantial settlement payment or judgment could result in a significant decrease in the Company's working capital and liquidity.

RELATED PARTY TRANSACTIONS

         In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by James R. Crane, the Company's Chairman and President. Rental income was approximately $546,000 during the first nine months of fiscal 2000 and $303,000 during fiscal 1999. In addition, the Company billed the customer approximately $298,000 for freight forwarding services during the first nine months of fiscal 2000 and $281,000 during fiscal 1999. The Company believes the rental rates set forth in the sublease agreement approximate market rates.

         See also the discussion regarding the Miami Air acquisition above.

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 3 of the Notes to Condensed Consolidated Financial Statements for a description and management's discussion and analysis of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2000, Company has $12.2 million outstanding under its line of credit. The Company's lease payments on certain financed facilities are tied to market interest rates. At September 30, 2000, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income for fiscal 2000.

         The Company's earnings are affected by fluctuations in the value of the U.S. dollar as it relates to the earnings of its United Kingdom, Canada, Mexico, Hong Kong and Latin America operations, as a result of transactions in foreign markets. At September 30, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which these operations are denominated would not have a material impact on operating income for fiscal 2000.

         The Company has not purchased any futures contracts nor has it purchased or held any derivative financial instruments for trading purposes during fiscal 2000.

         In the quarter ended March 1999, the Company entered into contracts for the purpose of hedging the costs of a portion of anticipated jet fuel purchases for chartered aircraft during the following twelve months. These contracts matured during the quarter ended March 2000. In May 2000, the Company entered into two additional contracts to hedge the cost of jet fuel purchases during the following twelve months. Such contracts are nominally insignificant.

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

         The Conciliation Proposal "invites [the Company] to actively engage in conciliation to resolve this matter," and proposes certain monetary and non-monetary remedies to "serve to facilitate confidential discussions which, hopefully, will eventuate in an appropriate settlement." That proposed relief includes, the following: (i) backpay and benefits for a class of minorities in the amount of $6,000,000 (this is a $950,000 reduction from the amount claimed under the preliminary assessment); (ii) compensation for certain incumbent minorities and women who were allegedly underpaid relative to white male counterparts in the amount of $5,000,000; (iii) compensation for certain minority and female employees who were allegedly not promoted at rates comparable to their respective employment rates in the amount of $2,950,000; and
(iv) financial compensation for certain other employees as a result of alleged "disparate discipline" in the amount of $745,000, all exclusive of interest, compensatory and punitive damages and costs. The specific monetary relief as outlined above is $950,000 less than that amount proposed in its preliminary assessment. The Conciliation Proposal stated, however, that "the EEOC agreed that this claim [for monetary relief] could be resolved for $20,000,000." The EEOC also sought non-monetary relief, including hiring 244 minorities, certain upward adjustments to salaries, reinstatement of up to 15 employees and required promotion of 30 employees. The Conciliation Proposal also sought other non-monetary relief, including (a) reformation of the Company's policies and practices with respect to record keeping, recruiting, hiring and placement, reinstatement, promotion and transfer, and corporate governance, (b) revision of certain job descriptions, (c) institution of employee and supervisory training, and (d) the institution of specified procedures and steps with respect to such matters.

         The Company believes that the Houston District Office's May 2000 Determination finding systemic discrimination is unsupported by any credible evidence and was rendered by the agency in part due to agency bias against the Company and its Chief Executive Officer because of the Company's vigorous defense of this matter. The Company accepted the EEOC's offer to conciliate this matter and has participated in numerous conciliation conferences with the EEOC during the past few months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Certain individual employees have brought charges of this nature against the Company in the ordinary course of business. Additionally, following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed on May 12, 2000 in the United States District Court for the Eastern District of Pennsylvania (Civil Action No. 00-CV-2461) by Augustine Dube, Noelle Davis, Kshanti Morris and Ruben Capaletti who are former EGL employees or had unsuccessfully applied for a position. Four additional plaintiffs joined the suit in late July 2000. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the named plaintiffs on the Philadelphia lawsuit seek to represent a class of individuals, no class action has yet been approved by the Court. The lawsuit seeks unspecified damages that are not limited by the relief sought by the EEOC. Because the lawsuit is essentially based upon the contested EEOC allegations described above, the Company fully intends to defend itself in both matters but would consider a settlement with both the plaintiffs and the EEOC that the Company believes is reasonable in both monetary and non-monetary terms. The Company initiated a mediation process with both the EEOC and the plaintiffs in the Philadelphia lawsuit in an effort to resolve this matter but results to date have been unsuccessful. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect these matters may have on the Company and its financial condition and results of operation. A substantial settlement payment or judgment could result in a significant decrease in the Company's working capital and liquidity.

ITEM 2.          CHANGE IN SECURITIES AND USE OF PROCEEDS

                 At a meeting held on September 18, 2000, the Company's stockholders approved an amendment to the Company's Second Amended and Restated Articles of Incorporation to increase the authorized number of shares of EGL Common Stock from 100,000,000 to 200,000,000, a proposal to amend the Company's long-term incentive plan to increase the number of shares authorized for issuance under the plan by 3,000,000 shares and a proposal to amend the Company's employees stock purchase plan to increase the number of shares authorized for issuance under the plan by 250,000. On September 18, 2000, the Company filed Articles of Amendment to its Second Amended and Restated Articles of Incorporation with the Secretary of the State of Texas. The Second Amended and Restated Articles of Incorporation, as so amended, are filed as an exhibit to this report.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES, NONE

ITEM 4.          SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

         (a)     SPECIAL MEETING OF SHAREHOLDERS ON SEPTEMBER 18, 2000

         (c)     PROPOSALS                                     FOR           AGAINST     WITHHELD    ABSTAIN         BROKER NONVOTES
                 ---------                                     ---          --------     --------    -------         ---------------
                 Approval of the issuance of EGL            23,557,661          7,386        --        1,717             1,193,200
                 Common shares pursuant to the
                 proposed merger.

                 Approval of an amendment to EGL's          23,766,967        989,132        --        3,865                    --
                 second amended and restated articles
                 of incorporation to increase the
                 authorized number of EGL common shares
                 from 100,000,000 to 200,000,000.

                 Approval of an amendment to EGL's          16,435,256      7,124,882        --        6,626             1,193,200
                 long-term incentive plan to increase
                 the number of EGL common shares
                 authorized for issuance under the plan
                 by 3,000,000 shares.

                 Approval of an amendment to EGL's          23,526,434         17,708        --       22,622             1,193,200
                 employee stock purchase plan to
                 increase the number of EGL common
                 shares authorized for issuance under
                 the plan by 250,000 shares.

ITEM 5. OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the effect and benefits of the Circle merger, accounting treatment of the merger, the Company's plans for international air freight forwarding services; the future expansion and results of the Company's terminal network; plans for local delivery services; expected growth; future marketing; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge or other litigation; future operating expenses; any seasonality of the Company's business; future margins; future dividend plans; use of Revolver proceeds; new credit facilities; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; fluctuations in the price of jet fuel; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts are forward-looking statements. When used in this document, the words *anticipate,* *estimate,* *expect,* *may,* *plans,* *project,* and similar expressions are intended to be among the statements that identify forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Circle merger, including the integration of its systems, operations and other businesses; the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation (including the results and outcome of the Commissioner's Charge); the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

         (a)      EXHIBITS.

                  *2(i) Agreement and Plan of Merger, dated as of July 2, 2000 among EGL, Inc., EGL Delaware I, Inc. and Circle International Group, Inc. (Exhibit 2.1 to the Company's Current Report on Form 8-K filed on July 5,
                           2000).

                  *3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended. (Filed as Exhibit 3(i) to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000).

                  *3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000).

                  10(i) Second Amendment to Credit Agreement dated September 29, 2000 among the Company, the financial institutions named therein and Bank of America, N.A.

                  +10(ii)  EGL, Inc. Long-Term Incentive Plan.

                  +10(iii) EGL, Inc. Employee Stock Purchase Plan.

                  27       Financial Data Schedule.

----------

*     Incorporated by reference as indicated.

+     Management contract or compensatory plan or arrangement.


         (b)      REPORTS ON FORM 8-K.

         The Company filed a report on Form 8-K on July 5, 2000 related to the merger with Circle.

         The Company filed a report on Form 8-K dated July 17, 2000 related to a change in fiscal year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         EGL, INC.
                                               ---------------------------------
                                                        (Registrant)



Date: November 14, 2000                    BY: /s/ James R. Crane
      ---------------------------              ---------------------------------
                                               James R. Crane
                                               President



Date: November 14, 2000                    BY: /s/ Elijio V. Serrano
      ---------------------------              ---------------------------------
                                               Elijio V. Serrano
                                               Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBITS                                DESCRIPTION
--------                                -----------
*2(i)    Agreement and Plan of Merger, dated as of July 2, 2000 among EGL, Inc.,
         EGL Delaware I, Inc. and Circle International Group, Inc. (Exhibit 2.1
         to the Company's Current Report on Form 8-K filed on July 5, 2000).

*3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended. (Filed as Exhibit 3(i) to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000).

*3(ii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000).

10(i)    Second Amendment to Credit Agreement dated September 29, 2000 among the
         Company, the financial institutions named therein and Bank of America, N.A.

+10(ii)  EGL, Inc. Long-Term Incentive Plan.

+10(iii) EGL, Inc. Employee Stock Purchase Plan.

27       Financial Data Schedule.

----------

*        Incorporated by reference as indicated.

+        Management contract or compensatory plan or arrangement.