Form 10-K
period 2000-12-31
EGL INC
filed 2001-04-02
CIK 1001718

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                             COMMISSION NO. 0-27288

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

          Securities registered pursuant to Section 12(b) of the Act:
                                 NOT APPLICABLE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At February 28, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $887 million based on the closing price of such stock on such date of $24.88.

     At February 28, 2001, the number of shares outstanding of registrant's Common Stock was 47,136,011 (net of 1,356,606 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Shareholders to be held on May 23, 2001 are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I..................................................................    1
  Item 1.   Business....................................................    1
  Item 2.   Properties..................................................   17
  Item 3.   Legal Proceedings...........................................   17
  Item 4.   Submission of Matters to a Vote of Security Holders.........   18
PART II.................................................................   19
  Item 5.   Market for Registrant's Common Stock and Related Shareholder
            Matters.....................................................   19
  Item 6.   Selected Financial Data.....................................   19
  Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   21
  Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk........................................................   31
  Item 8.   Financial Statements and Supplementary Data.................   32
  Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   32
PART III................................................................   33
  Item 10.  Directors and Executive Officers of the Registrant..........   33
  Item 11.  Executive Compensation......................................   33
  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management..................................................   33
  Item 13.  Certain Relationships and Related Transactions..............   33
PART IV.................................................................   33
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.........................................................   33

                                     PART I

ITEM 1. BUSINESS

GENERAL

     EGL, Inc. is a leading global transportation, supply chain management and information services company dedicated to providing flexible logistics solutions on a price competitive basis. Our services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services. We provide value-added services in addition to those customarily provided by traditional air freight forwarders, ocean freight forwarders and customs brokers. These services are designed to provide global logistics solutions for customers in order to streamline their supply chain, reduce their inventories, improve their logistics information and provide them with more efficient and effective domestic and international distribution strategies in order to enhance their profitability. Our merger with Circle International Group, Inc. in October 2000 significantly expanded our international forwarding, customs brokerage and logistics operations. The merger with Circle was treated as a pooling of interests for accounting and financial reporting purposes. Accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Circle. See note 2 of the notes to our consolidated financial statements.

     We believe we are one of the largest forwarders of domestic and international air freight based in the United States. We now have a network of over 400 facilities, agents and distribution centers located in over 100 countries on six continents featuring advanced information systems designed to maximize cargo management efficiency and customer satisfaction. Each of our facilities is linked by a real-time, online communications network that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world.

     We conduct our operations primarily under the name "EGL Eagle Global Logistics." We were formerly known as Eagle USA Airfreight, Inc. Our name was changed to EGL, Inc. in February 2000 to reflect our increasing globalization, broader spectrum of services and long-term growth strategy. Our businesses that have historically operated under the name "Circle International Group" or a similar name have changed or are in the process of changing their names, where possible, to EGL Eagle Global Logistics or a similar name.

     We trade on the Nasdaq Stock Market under the symbol "EAGL" and were incorporated in Texas in 1984.

INDUSTRY OVERVIEW

     As business requirements for efficient and cost-effective distribution services have increased, so have the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels, perform manufacturing and assembly operations in different locations and distribute products to numerous destinations. As a result, companies frequently want expedited or time-definite shipment services. Time-definite shipments are delivered at a specific time and are typically not expedited, which results in a lower rate than for an expedited shipment.

     Customers have two principal alternatives: an air freight forwarder or a fully integrated carrier. An air freight forwarder procures shipments from customers and arranges transportation of the cargo on a carrier. An air freight forwarder may also arrange pick up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Air freight forwarders often tailor shipment routing to meet the customer's price and service requirements. Fully integrated carriers provide pick up and delivery service, primarily through their own captive fleets of trucks and aircraft. Because air freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers. In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often impose significant restrictions on delivery schedules and shipment weight, size and type. Air freight forwarders, however, generally handle shipments of any size and can offer a variety of customized shipping options.

     Most air freight forwarders, like EGL, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels, including Federal Express Corporation, Airborne Freight Corporation, DHL Worldwide Express, Inc. and the United States Postal Service. Several integrated carriers, like Emery Air Freight Corporation and BAX Global, Inc., do focus on shipments of heavy cargo in competition with forwarders. On occasion, integrated shippers serve as a source of cargo space to forwarders. Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

     The air freight forwarding industry is highly fragmented. Many companies in the industry are able to meet only a portion of their customers' required transportation service needs. Some national domestic air freight forwarders rely on networks of terminals operated by franchisees or agents. We believe that the development and operation of company-owned terminals and staff under the supervision of our management have enabled us to maintain a greater degree of financial and operational control and service quality than franchise-based networks.

     We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, information technology and price.

AIR FREIGHT FORWARDING SERVICES

     Our air freight forwarding operations include expedited domestic forwarding within the United States and international forwarding. Our total air freight forwarding revenues in 2000 were $1.5 billion of which 45% were derived from domestic air freight forwarding within the United States and 55% were derived from international air freight forwarding. Our air freight forwarding and related logistics services include the following:

     - domestic freight forwarding,

     - global freight forwarding,

     - inland transportation of freight from point of origin to distribution center or the carrier's cargo terminal and from our terminal in the destination city to the recipient (pick up and delivery),

     - cargo assembly,

     - export packing and vendor shipment consolidation,

     - receiving and breaking down consolidated air freight lots and arranging for distribution of the individual shipments,

     - charter arrangement and handling,

     - electronic transmittal of logistics documentation,

     - electronic purchase order/shipment tracking,

     - expedited document delivery to overseas destinations for customs clearance, and

     - procurement of cargo insurance.

     We neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size. We arrange for transportation of our customers' shipments via commercial airlines and, to a lesser extent, air cargo carriers. All of our air shipments can be accommodated by either narrow-body or wide-body aircraft. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We currently have regularly scheduled dedicated charters of 12 cargo airplanes under short-term leases to service specific transportation lanes. As needed, we charter cargo aircraft for use in other transportation lanes. The number of these dedicated charters varies from time to time depending upon seasonality, freight volumes and other factors. In July 2000, we purchased an equity interest in a privately held domestic and international charter airline to obtain access to an additional source of reliable freight charter capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report.

     We generate air freight forwarding revenues by acting primarily as an indirect air carrier and, to a lesser extent, as an authorized cargo sales agent. As an indirect air carrier, we obtain shipments from our customers, consolidate shipments bound for a particular destination, determine the best means to transport the shipment to its destination, select the direct carrier (an airline) on which the consolidated lot is to move and tender each consolidated lot as a single shipment to the direct carrier for transportation to a destination. At the destination, we or our agent receive the consolidated lot, break it into its component shipments and distribute the individual shipments to the consignees.

     Our rates are based on a charge per pound/kilogram that decreases within a certain range as the weight of the shipment increases. We ordinarily charge the shipper a rate less than the rate that the shipper would be charged by an airline. Due to the high volume of freight we manage, we generally obtain lower rates per pound/kilogram from airlines than the rates we charge our customers for individual shipments. This rate differential is the primary source of our air freight forwarding net revenue. Our practice is to make prompt adjustments in our rates to match changes in airline rates.

     As an authorized cargo sales agent of most airlines worldwide, we also arrange for the transportation of individual shipments and receive a commission from the airline for arranging the shipment. In addition, we provide the shipper with ancillary services, such as export documentation, for which we receive a separate fee. When acting in this capacity, we do not consolidate shipments or have responsibility for shipments once they have been tendered to the airline. We conduct our agency air freight forwarding operations from the same facilities as our indirect carrier operations and serve the same regions of the world.

     Local transportation services are performed either by independent cartage companies or, in the United States and Canada, primarily by our local pick up and delivery operations. See "Business -- Domestic Local Delivery Services." If delivery schedules permit, we will typically use lower-cost, overland truck transportation services, including those obtained through our domestic truck brokerage operations. See "Business -- Domestic Truck Brokerage Services."

     We draw on our logistical expertise to provide forwarding services that are tailored to meet customer needs and, in addition to regularly scheduled service, we offer customized schedules. In addition, our services are customized to address each client's individual shipping requirements, generally without restrictions on shipment weight, size or type. Once the customer's requirements for an individual shipment have been established, we proactively manage the execution of the shipment to ensure satisfaction of the customer's requirements.

     In 2000, our principal air freight forwarding customers included shippers of:

     - computers and other electronic and high-technology equipment,

     - printed and publishing materials,

     - automotive and aerospace components,

     - trade show exhibit materials,

     - telecommunications equipment,

     - pharmaceuticals,

     - machinery and machine parts, and

     - apparel and entertainment equipment.

     Our air freight forwarding business is not dependent on any one customer or industry. We provide services to global or multinational customers as well as regional customers. In 2000, approximately 66% of our net revenue was attributable to air freight forwarding.

DOMESTIC LOCAL DELIVERY SERVICES

     In the United States and Canada, we provide same-day local pick up and delivery services, both for shipments for which we are acting as an air freight forwarder as well as for third-party customers requiring pick up and delivery within the same metropolitan area. We believe that these services provide an important complement to our air freight forwarding services by allowing for quality control over the critical pick up and delivery segments of the transportation process as well as allowing for prompt, updated information on the status of a customer's shipment at each step in the shipment process. We focus on providing local pick up and delivery services to accounts with a relatively high volume of business, which we believe provides a greater potential for profitability than a broader base of small, infrequent customers.

     During the last several years, we upgraded the information system used by our local pick up and delivery operations. These improvements included bar code and signature scanners that allow for enhanced tracking of shipments and access by shippers of receipt signatures for proof of delivery information. In October 2000, we implemented a new, enhanced system of dispatching for our local pick up and delivery operations.

     Our local pick up and delivery operations commenced service in Houston, Texas in 1989 and in recent years has rapidly expanded. As of December 31, 2000, local delivery services were offered in 87 of the 89 cities in the United States and Canada in which our terminals were located. On-demand pick up and delivery services are available 24 hours a day, seven days a week. In most locations, delivery drivers are independent contractors who operate their own vehicles. Our Houston, Texas operations include a number of company-owned or leased trailers, trucks and other ground equipment primarily to service specific customer accounts.

     Local pick up and delivery revenues were $221.5 million during 2000 and $155.8 million during 1999. Approximately $163.4 million of these revenues during 2000 and $105.7 million of these revenues during 1999 were attributable to our air freight forwarding operations and were eliminated upon consolidation. The remaining pick up and delivery revenues were attributable to local delivery services for third-party, non-forwarding business. A substantial majority of the total costs of providing for local pick up and delivery of our freight forwarding shipments in 2000 and 1999 were attributable to our own local pick up and delivery services. Revenues from domestic local delivery services, net of intercompany revenues, are included in air freight forwarding revenues.

DOMESTIC TRUCK BROKERAGE SERVICES

     We have established truck brokerage operations in the United States to provide logistical support to our forwarding operations and, to a lesser extent, provide truckload service to selected customers. Our truck brokerage services locate and secure capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the economy delivery option. We use internal truck brokerage operations to meet delivery requirements without having to rely on third-party truck brokerage services. Additionally, by providing for our own truck brokerage, we have been able to achieve greater efficiencies and utilize purchasing power over transportation providers. We do not own a significant number of the trucks used in our truck brokerage operations and, instead, primarily use carriers or independent owner-operators of trucks and trailers on an as-needed basis. We use our relationships with a number of independent trucking companies to obtain truck and trailer space.

     As with local pick up and delivery services, we view our truck brokerage services primarily as a means of maintaining quality control and enhancing customer service of our core air freight forwarding business, as well as a means of capturing a portion of profits that would otherwise be earned by third parties. Revenues from domestic truck brokerage, net of intercompany revenues, are included in air freight forwarding revenues.

INTERNATIONAL OCEAN FREIGHT FORWARDING

     As a global ocean freight forwarder, we arrange for the shipment of freight by ocean carriers and act as the agent of the shipper or the importer. Our ocean freight forwarding and related logistics services include inland transportation from point of origin to distribution facility or port of export, cargo assembly, packing and consolidation, warehousing, electronic transmittal of documentation and shipment tracking, expedited document delivery, pre-alert consignee notification and cargo insurance.

     A number of our facilities provide protective cargo packing, crating and specialized handling services for retail goods, government-specification cargo, consumer goods, hazardous cargo, heavy machinery and assemblies and perishable cargo. Other facilities are equipped to handle equipment and material from multiple origins to overseas "turn-key" projects, such as manufacturing facilities or government installations. We do not own or operate ships or assume carrier responsibility, preferring to retain the flexibility to tailor logistics, services and options to customer requirements.

     Our compensation for ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by customers, who are either shippers or consignees. In 2000, approximately 2% of our net revenue was attributable to international ocean freight forwarding, including commissions, forwarding fees and associated ancillary services.

OCEAN FREIGHT CONSOLIDATION

     Our global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to our air freight consolidation operations. We procure customer freight, consolidate shipments bound for a particular destination, determine the routing, select the ocean carrier or charter a ship, and tender each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As a NVOCC, we generally derive our revenue from the spread between the rate charged to our customer and the ocean carrier's charge to us for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight we control and consolidate, we are generally able to obtain lower rates from ocean carriers than the rate the shipper would be able to procure. In 2000, ocean freight consolidation and associated ancillary services contributed approximately 5% of our net revenue.

CUSTOMS BROKERAGE

     We function as a customs broker at approximately 53 locations in the United States and in over 400 international locations through our network of offices and agents. In our capacity as a customs broker, we prepare and file all formal documentation required for clearance through customs agencies, obtain customs bonds, in many cases facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges and assist the importer in obtaining the best commodity classifications and in qualifying for duty drawback refunds. Our customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries. Within the United States, we employ a significant number of personnel holding individual customs broker licenses.

     We rely both on company-designed and third-party computer technology for customs brokerage activities performed on behalf of our clients. We employ the Automated Brokerage Interface information system, providing an online link with the United States Customs Service. In several global trading centers, in addition to the United States, our offices are connected electronically to customs agencies for expedited preclearance of goods and centralized import management. Such online interface with customs agencies speeds freight release and provides nationwide control of clearances at multiple ports and airports of entry.

     We work with importers to design cost-effective import programs that utilize our distribution and logistics services and computer technology. Such services include:

     - electronic document preparation,

     - cargo routing from overseas origins to ports and airports of entry,

     - bonded warehousing,

     - distribution of the cleared cargo to inland locations, and

     - duty drawback.

     In many United States and overseas locations, our bonded warehouses enable importers to defer payment of customs duties and coordinate release of cargo with their production or distribution schedules. Goods are stored under customs service supervision until the importer is ready to withdraw or re-export them. We receive storage charges for these in-transit goods and fees for related ancillary services. We also offer Free Trade Zone management and duty drawback services to provide customers with additional tools to maintain cost-effective import programs.

     As a customs broker operating in the United States, we are licensed by the U.S. Treasury and regulated by the U.S. Customs Service. Our fees for acting as a customs broker in the United States are not regulated, and we do not have a fixed fee schedule for customs brokerage services. Instead, fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided. In addition to fees, we bill the importer for amounts that we have paid on the importer's behalf, including duties, collect freight charges and similar payments. In 2000, approximately 16% of our net revenue was attributable to customs brokerage services.

LOGISTICS AND OTHER SERVICES

     Customers increasingly demand more than the simple movement of freight from their transportation suppliers. To meet these needs, suppliers seek to customize their services, by, among other things, providing information on the status of materials, components and finished goods throughout the logistics pipeline and performance reports on and proof of delivery for each shipment. We provide a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services. In 2000, approximately 11% of our net revenue was attributable to logistics and other services.

  Logistics Services

     We use our logistics expertise to maximize the efficiency and performance of forwarding and other transportation services to our customers. In addition, we provide transportation consulting services and make our expertise and resources available to assist customers in balancing their transportation needs against budgetary constraints by developing logistics plans. We staff and manage the shipping departments of some of our customers that outsource their transportation management function and seek to provide outsourcing services to other customers in the future. We also provide other ancillary services, including electronic data interchange, customized shipping reports, computerized tracking of shipments, air charters, cargo assembly and protective packing and crating.

     We have established Eagle Exhibitor Services, an internal group that focuses on the special needs of exhibitors in the trade show industry. In addition to air freight forwarding and charter services, this group provides special exhibit handling, by-appointment delivery, caravan services and short-term warehousing.

  Distribution and Materials Management Services

     We offer a full range of customized distribution and materials management services in connection with the transportation of cargo. These services are provided in a number of our owned and leased logistics facilities in many locations throughout the world. During 2000, we continued our program of improving existing facilities and constructing new warehouse and distribution facilities to meet customer needs. Our distribution and materials management services include inventory control, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation, and special handling for perishables, hazardous materials and heavy-lift equipment. For import shipments, we provide bonded warehouse services and, in certain locations, Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including the information systems tools, that form part of the integrated logistics solutions we offer to customers.

  Insurance

     Another service offered to customers is the arrangement of international insurance in connection with our air freight and ocean freight forwarding operations. Insurance coverage is frequently tailored to a customer's shipping program and is procured for the customer as a component of our integrated logistics. We also arrange for surety bonds for importers as part of our customs brokerage activities.

  Global Projects

     We have global project divisions in North America and the United Kingdom to meet the special requirements of global project management and heavy lift movements. In addition to logistics advice and traditional ocean and air transportation services, the project divisions provide on-site assistance, vessel chartering services and consulting regarding large-scale project movements.

  Trade Facilitation Services

     Our EGL Trade Services, Inc. subsidiary specializes in providing procurement, financial and distribution management services to multinational customers. EGL Trade Services purchases both raw materials for manufacturing and finished goods for distribution, then coordinates their global deployment, as directed by the customer. EGL Trade Services delivers its services through custom-designed Vendor and Distribution Hub programs. Through EGL Trade Services, we are able to seamlessly coordinate a customer's procurement, logistics, transportation and distribution activities within a single supply chain program. This enables us to optimize customer supply chains by streamlining the material, information and financial flows through integration of the specific supply chain processes and elimination of redundant transactions.

INFORMATION SYSTEMS

     A primary component of our business strategy is the continued development of advanced information systems. We have invested substantial management and financial resources in the development of our information systems in an effort to provide accurate and timely information to our management and customers. We believe that our systems have been instrumental in the productivity of our personnel and the quality of our operations and service and have resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and internal dissemination of critical information. These systems also enable us to provide customers with accurate and up-to-date information on the status of their shipments, through whatever medium they request, which has become increasingly important. We will continue to develop and upgrade our information systems. In connection with the acquisition of Circle in October 2000, we began an initiative to upgrade and standardize our operations, financial and information systems on a global basis. See "Factors That May Affect Future Results and Financial Condition -- We may face difficulties in integrating the operations of the Circle International Group, Inc. acquisition."

  Worldport

     Our integrated information system -- Worldport -- includes logistics information, management information and accounting systems for our North America domestic operations. The central computer located at our headquarters in Houston, Texas is accessible from computer terminals located at all of our North America facilities and from computer terminals located at the facilities of many of our customers through the use of a toll-free dial-in program.

     The Worldport system provides a comprehensive source of information for managing the logistics of our sourcing and distribution activities. Specifically, the Worldport system permits us to track the flow of a particular shipment from the pick up order through the transportation process to the point of delivery. Through the system, we can also access daily financial information for a particular terminal, a particular division, customer or service or a given shipment. Worldport permits online entry and retrieval of shipment, pricing, scheduling and tracking data and integrates with our management information and accounting systems. Worldport's electronic data interchange also allows for importing of dispatch information, proof of delivery information, status updates, electronic invoicing, funds exchange and file exchange. Worldport also provides our sales force with margin information on customers and shipments, thereby enhancing our ability to bid aggressively for future forwarding business and to avoid committing to unprofitable shipments. Worldport can provide our management and customers with reports customized to meet their information requirements.

     The expansion of our local pick up and delivery service has further improved our logistics system by enabling shipment data to be input remotely from pick up through delivery. We have implemented the use of remote handheld bar code and signature scanners for use by our pick up and delivery operations. We have implemented the use of handheld bar code dock scanners in our air freight operations. Worldport is integrated with both of these scanners to automatically supply the proof of delivery or shipment status information to the system. This information is then made available to all online locations as well as customers' dial-in facilities, allowing for enhanced tracking of shipments and viewing by shippers of receipt signatures. Delivery receipts are electronically imaged and centrally stored to increase both internal and customer efficiencies.

  Talon

     We have focused our efforts on the development and enhancement of "Talon," our international operating system. Talon provides enhanced features for international operations, including document production, electronic customs filing of shipper export declarations via the U.S. Customs Automated Export System, agent settlements, real-time global tracking and tracing and multi-currency accounting. Upon completion of the Circle merger, we decided to implement enhancements to Talon to improve its operational efficiency. While Talon is being enhanced, we continue to use the systems that Circle was using prior to the merger. The Circle systems are robust and will remain as the systems supporting our international business until the Talon enhancements have been completed.

  Eagle Advisor, EGLNet and Eagle TRAK

     Customers and management can obtain shipment information through Eagle Advisor -- our extranet client/server application software program. Customers can download this software to their personal computers from our Internet home page. Through Eagle Advisor, customers can access our password-protected Web site. Worldport and the Circle systems transmit data every 30 minutes to this Web site. The customer's shipment data is then automatically transmitted to its personal computer via the Internet. Eagle Advisor allows customers and management to track and trace shipments, obtain imaged proof of delivery information and generate customized shipment reports. Our corporate Intranet, "EGLNet," contains internal training portals to key airline Internet sites, sales and marketing information and other tools for our offices. In addition to Eagle Advisor, the "Eagle TRAK" option on our Internet home page allows customers to obtain shipment tracing information via the Internet.

  Eagle-Ship

     Our systems also include Eagle-Ship, which allows customers to automate their shipping processes and consolidate their shipping systems. For customers using Eagle-Ship, we provide a dedicated personal computer, printer and bar code scanner that allow the customer's shipping dock personnel to process and weigh boxes, record the shipment, produce customized box labels and print an EGL house airway bill or bill of lading. Eagle-Ship also provides customers with weight analysis, tariff reporting, assistance in consolidation of like orders and price comparison among shipping options.

     Eagle-Ship enables our customers to process shipments for many carriers with one personal computer and to compare the cost and service options of various carriers, consolidate Eagle-Ship label printing and generate reports that profile the customer's shipping activity. Eagle-Ship is designed to run shipping systems for UPS, Federal Express and other small parcel carriers and can be customized to run the systems of up to 99 air and truck carriers. We believe that Eagle-Ship gives us a competitive advantage among a growing number of customers that are resistant to the proliferation of dedicated shipper systems because of the cost, complexity and dock space required to maintain a separate personal computer for each carrier. We also believe that the use of Eagle-Ship should lead to increased use of our services by helping to ensure that customers will allocate dock space to Eagle-Ship rather than to multiple systems from other carriers. Although Eagle-Ship does provide customers with assistance in selecting competitors for our shipping services, we believe that much of that information, like that relating to Federal Express, is used in the delivery of documents and small packages, which constitute a small portion of our cargoes, and that, overall, Eagle-Ship will demonstrate to customers the advantages of our services in comparison to our more direct competitors. We believe that Eagle-Ship enhances our ability to market to national accounts.

MARKETING AND CUSTOMERS

     We market services through a global organization consisting of approximately 450 full-time sales people supported by the sales efforts of senior management, regional managers, regional operation managers, terminal managers and our national services center. Managers at each terminal are responsible for customer service and coordinate reporting of customers' requirements and expectations with the regional managers and sales staff. In addition, regional managers are responsible for the financial performance of the stations in their region. Our employees are available 24 hours a day to respond to customer inquiries.

     We have increased our emphasis on obtaining high-revenue national accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to integrated carriers and a very small number of forwarders. We believe that our recent growth and development has enabled us to more effectively compete for and obtain these accounts.

     Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel and entertainment equipment. For the year ended December 31, 2000, no customer accounted for greater than 10% of our revenues. Adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in the shipment volume. Either of these events could negatively impact us. We expect that demand for our services, and consequently results of operations, will continue to be sensitive to domestic and global economic conditions and other factors beyond our control.

REGULATION

     We do not believe that transportation- and customs-related regulatory compliance have had a material adverse impact on operations to date. However, failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our operating permits or authorities. We cannot give assurance as to the degree or cost of future regulations on our business. Some of the regulations affecting our operations are described below.

  Air Freight Forwarding

     Our air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the U.S. Department of Transportation, although air freight forwarders are exempted from most of the Federal Aviation Act's requirements by the Economic Aviation Regulations. Our foreign air freight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

  Domestic Local Delivery Services and Domestic Truck Brokerage Services

     Our delivery operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities. In addition, some of our delivery operations are regulated by the

Surface Transportation Board. These federal, state and local authorities have broad powers, including the power to approve specified mergers, consolidations and acquisitions, and to regulate the delivery of some types of shipments and operations within particular geographic areas. The Surface Transportation Board has the power to regulate motor carrier operations, to approve some rates, charges and accounting systems and to require periodic financial reporting. Interstate motor carrier operations are also subject to safety requirements prescribed by the U.S. Department of Transportation. In some potential locations for our delivery operations, state and local permits and licenses may be difficult to obtain. Our truck brokerage operations subject us to regulation as a property broker by the Surface Transportation Board, and we have obtained a property broker license and surety bond.

  Ocean Freight Forwarding

     The Federal Maritime Commission, or FMC, regulates our ocean forwarding operations. The FMC licenses ocean freight forwarders. Indirect ocean carriers (non-vessel operating common carriers) are subject to FMC regulation, under the FMC tariff filing and surety bond requirements, and under the Shipping Act of 1984, particularly those terms proscribing rebating practices.

  Customs Brokerage

     Our United States customs brokerage operations are subject to the licensing requirements of the U.S. Treasury and are regulated by the U.S. Customs Service. We have received our customs brokerage license from the U.S. Customs Service and additional related approvals. Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

  Logistics and Other Services

     Some portions of our warehouse operations require:

     - registration under the Gambling Act of 1962 and a license or registration by the U.S. Department of Justice,

     - authorizations and bonds by the U.S. Treasury,

     - a license by the Bureau of Alcohol, Tobacco & Firearms of the U.S. Treasury, and

     - approvals by the U.S. Customs Service.

  Environmental

     In the United States, we are subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment. Similar laws apply in many foreign jurisdictions where we operate or may operate in the future. Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our business. We do not anticipate making any material capital expenditures for environmental control purposes during the remainder of the current or succeeding years.

EMPLOYEES

     We had approximately 9,000 full-time employees at December 31, 2000, including approximately 450 sales personnel. None of our employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with employees to be good. We also had contracts with approximately 2,600 independent owner/operators of local delivery services as of December 31, 2000. The independent owner/operators own, operate and maintain the vehicles they use in their work for us and may employ qualified drivers of their choice. Our owned or leased vehicles were driven by approximately 240 of our employees as of December 31, 2000.

     We pay our entire sales force and most of our operations personnel what we believe is significantly more than the industry average. We also offer a broad-based compensation plan to these employees. Sales personnel are paid a gross commission on shipments sold. Operations personnel and management are paid bonuses based on the profitability of their terminals as well as on our overall profitability. To ensure quality control and the profitability of accounts, terminal managers have final approval on all accounts.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of February 28, 2001:

NAME                                        AGE                    POSITION
- ----                                        ---                    --------
James R. Crane............................  47    Chairman of the Board of Directors,
                                                  President and Chief Executive Officer
Elijio V. Serrano.........................  43    Chief Financial Officer
E. Joseph Bento...........................  38    President, North America and Chief
                                                  Marketing Officer
John C. McVaney...........................  42    Executive Vice President, Logistics
Ronald E. Talley..........................  49    Chief Operating Officer, Domestic

     James R. Crane. Mr. Crane has served as our President, Chief Executive Officer and a director since he founded EGL in March 1984.

     Elijio V. Serrano. Mr. Serrano joined us as Chief Financial Officer in October 1999 and has served as a director since 2000. From 1998 to 1999, he served as Vice President and General Manager for a Geco-Prakla business unit at Schlumberger Limited, an international oilfield services company. From 1992 to 1998, Mr. Serrano served as controller for various Schlumberger business units. From 1982 to 1992, he served in various financial management positions within the Schlumberger organization.

     E. Joseph Bento. Mr. Bento was appointed President, North America and Chief Marketing Officer in September 2000. He joined us in February 1992 as an account executive. From March 1994 to December 1994, he served as a sales manager in Los Angeles, and from January 1995 to September 1997, he served as Regional Sales Manager (West Coast). From June 1994 to May 1995, he also served as station manager in Los Angeles. Prior to assuming his current position, Mr. Bento held the position of Executive Vice President of Sales and Marketing from March 1999 to August 2000 and Vice President of Sales and Marketing from October 1997 to February 1999.

     John C. McVaney. Mr. McVaney has served as Executive Vice President, Logistics since January 1998. Mr. McVaney joined us as a station manager in 1995 and later served as Regional Vice President for the southeast region. From 1992 to 1995, he served as regional manager for Nationsway Transport Service, Inc. From 1989 to 1992, Mr. McVaney served as National Account Manager for St. Johnsbury Trucking Company, Inc. During 1989, he was President and sole owner of B&C of New Orleans, Inc., a transportation company. Mr. McVaney has over 19 years of transportation experience.

     Ronald E. Talley. Mr. Talley was appointed Chief Operating Officer, Domestic in December 1997. He joined us in 1990 as a station manager and later served as a regional manager. In 1996, he served as a Senior Vice President of Eagle Freight Services, and our truck brokerage and charter operations, and most recently, he has served as Senior Vice President of our air and truck operations. Prior to joining us, Mr. Talley served as a station manager at Holmes Freight Lines from 1982 to 1990. From 1979 to 1982, Mr. Talley held a variety of management positions with Trans Con Freight Lines. From 1969 to 1979, Mr. Talley served in several management positions at Roadway Express.

FORWARD-LOOKING STATEMENTS

     The statements contained in all parts of this document (including the portion, if any, appended to the Form 10-K) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following:

- - the integration of EGL's and Circle's information technology systems and the ease of transition to an integrated system for our customers,

- - the availability of cargo space,

- - our overseas presence and the plans for, effects, results and expansion of international operations and agreements for international cargo,

- - future international revenue and international market growth,

- - the future expansion and results of our terminal network,

- - plans for local delivery services and truck brokerage,

- - the greater potential for profitability in our local delivery services from accounts with a relatively high volume of business,

- - future improvements in our information systems and their effects on the productivity of our personnel and the quality of our operations,

- - future improvements in our logistic systems and services,

- - any competitive advantage generated by Eagle-Ship, any expected increase in the use of our services as a result of Eagle-Ship and any enhancement of our ability to market to national accounts attributable to Eagle-Ship,

- - technological advancements,

- - future marketing results, including our ability to compete more effectively for national accounts due to our recent growth,

- - the sensitivity of demand for our services to domestic and global economic conditions,

- - the effect of regulatory compliance on our operations,

- - construction of new facilities, including costs and expected completion dates,

- - plans for consolidating domestic and international locations,

- - our relations with employees,

- - the effect of litigation, including matters relating to the Commission's Charge, the related litigation and our intentions with respect thereto,

- - the status of the independent owner/operators we use in our local delivery operations as employees for federal and state tax or other applicable laws,

- - future costs of transportation,

- - revenue growth,

- - future operating expenses,

- - future margins,

- - any seasonality of our business,

- - future dividend plans,

- - the expected effects, benefits, results, terms or other aspects of any past, contemplated or future acquisition, including the Circle acquisition,

- - the timing, terms or completion of any pending acquisition or other transaction,

- - ISO certification,

- - effect of improvement studies,

- - future consolidation in the industry,

- - future charges and future costs (including timing, amount or effect and the recoverability of noncash charges),

- - anticipated future recoveries from actual or expected sublease agreements,

- - termination of joint venture/agency agreements,

- - ability to continue growth and implement our growth and business strategy,

- - our ability to remain an industry leader, gain market share and increase our relationships with existing customers,

- - the ability of expected sources of liquidity to fund our operations and finance capital expenditures and acquisitions,

- - the tax benefit of any stock option exercises,

- - timing of construction and other projects,

- - cost management efforts, including the expected benefits of the furlough program and related salary reduction by senior executives on our cost management efforts,

- - future expectations and outlook, and

- - any other statements regarding future growth, future cash needs, future terminals, future operations, business plans, future financial results, financial targets and goals.

     Forward-looking statements in this Form 10-K (including the portion, if any, appended to the Form 10-K) are identifiable by use of the following words and other similar expressions, among others:

     - "anticipate,"

     - "believe,"

     - "budget,"

     - "could,"

     - "estimate,"

     - "expect,"

     - "forecast,"

     - "intend,"

     - "may,"

     - "might,"

     - "plan,"

     - "predict,"

     - "project," and

     - "should."

     Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below, our future financial and operating results, financial condition, cash needs and demand for our services, as well as other factors detailed in this document and our other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We undertake no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

     You should read carefully the following factors and all other information contained in this report. If any of the risks and uncertainties described below or elsewhere in this report actually occur, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline, and an investor may lose all or part of his investment.

  We may not be successful in continuing our growth either internally or through acquisition.

     We have experienced significant growth, primarily through increases in sales at existing terminals and opening new terminals and a limited number of small acquisitions. In the future, we anticipate that our growth strategy will primarily focus on internal growth in domestic and international freight forwarding, local pick up and delivery, customs brokerage and truck brokerage business and may also include acquisitions. Our ability to continue our growth will depend on a number of factors, including:

     - existing and emerging competition,

     - ability to open new terminals,

     - ability to maintain profit margins in the face of competitive pressures,

     - the continued recruitment, training and retention of operating and management employees,

     - the strength of demand for our services,

     - the availability of capital to support our growth, and

     - the ability to identify, negotiate and fund acquisitions when appropriate.

     Acquisitions involve risks, including those relating to:

     - the integration of acquired businesses, including different information systems,

     - the retention of prior levels of business,

     - the retention of employees,

     - the diversion of management attention,

     - the amortization of acquired intangible assets, and

     - unexpected liabilities.

     We cannot assure you that we will be successful in implementing any of our business strategies or plans for future growth.

  Events impacting the volume of international trade and international operations could adversely affect our international operations.

     Our international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations. This trade as well as our international operations are influenced by many factors, including:

     - economic and political conditions in the United States and abroad,

     - major work stoppages,

     - exchange controls, the Euro conversion and currency fluctuations,

     - wars and other armed conflicts, and

     - United States and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

     Trade-related events beyond our control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on our international operations. Our operations also depend on availability of carriers that provide cargo space for international operations.

  Our business could be adversely impacted by negative conditions in the United States economy or the industries of our principal customers.

     Demand for our services could be adversely impacted by negative conditions in the United States economy or the industries of our customers. A substantial number of our principal customers are in the personal computer, electronics, telecommunications and related industries. These customers collectively account for a substantial percentage of our revenues. Adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in the shipment volume of our customers. Either of these events could negatively impact our financial results. We expect that demand for our services, and consequently our results of operations, will be sensitive to domestic and global economic conditions and other factors beyond our control.

  Our ability to serve our customers depends on the availability of cargo space from third parties.

     Our ability to serve our customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that we utilize. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular transportation lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond our control. Our future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines or ocean carriers for cargo space.

  We may lose business to competitors.

     Competition within the freight industry is intense. We compete with fully integrated carriers, including BAX Global, Inc. and Emery Air Freight Corporation. We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe. We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms. Our inability to compete successfully in our industry could cause us to lose customers or lower the volume of our shipments.

  Our success depends on the efforts of our founder and other key managers and personnel.

     Our founder, James R. Crane, continues to serve as President, Chief Executive Officer and Chairman of the Board of Directors. We believe that our success is highly dependent on the continuing efforts of Mr. Crane and other executive officers and key employees, as well as our ability to attract and retain other skilled managers and personnel. The loss of the services of any of our key personnel could have a material adverse effect on us.

  We are subject to claims arising from our pick up and delivery operations.

     We use the services of approximately 2,600 drivers in connection with our local pick up and delivery operations. From time to time, these drivers are involved in accidents. Although most of these drivers are independent contractors, we could be held liable for their actions. We currently carry, or require our independent owner/operators to carry, liability insurance of $1.0 million for each accident. However, claims against us may exceed the amount of coverage. A material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, could materially adversely affect us. In addition, significant increases in insurance costs as a result of these claims could reduce our profitability.

  We could incur additional expenses or taxes if the independent owner/operators we use in connection with our local pick up and delivery operations are found to be "employees" rather than "independent contractors."

     The Internal Revenue Service, state authorities and other third parties have at times successfully asserted that independent owner/operators in the transportation industry, including those of the type we use in connection with our local pick up and delivery operations, are "employees" rather than "independent contractors." Although we believe that the independent owner/operators we use are not employees, the IRS, state authorities or others could challenge this position, and federal and state tax or other applicable laws, or interpretations of applicable laws, could change. If they do, we could incur additional employee benefit-related expenses and could be liable for additional taxes, penalties and interest for prior periods and additional taxes for future periods.

  Our failure to comply with governmental permit and licensing requirements could result in substantial fines or revocation of our operating authorities, and changes in these requirements could adversely affect us.

     Our operations are subject to various state, local, federal and foreign regulations that in many instances require permits and licenses. Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities. Moreover, government deregulation efforts, "modernization" of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect us.

  The U.S. Equal Employment Opportunity Commission charge against us and purported class action lawsuit could result in the payment of substantial amounts and subject us to significant non-monetary requirements.

     The U.S. Equal Employment Opportunity Commission charge against us and purported class action lawsuit could result in the payment of substantial amounts and subject us to significant non-monetary requirements. These payments and non-monetary requirements could have a material adverse effect on us. For a description of these matters, see Item 3, "Legal Proceedings."

  We may face difficulties in integrating the operations of the Circle International Group, Inc. acquisition.

     Our management team does not have experience with the combined business and does not have experience managing international operations of a scope comparable to that of Circle. We may not be able to integrate the operations of Circle without a loss of key officers, employees, agents, joint venturers, customers or suppliers, a loss of revenues, an increase in operating or other costs or other difficulties. In particular, we may experience difficulties integrating our information technology systems with Circle's financial and operational information technology systems. We may also experience difficulties with obtaining required governmental licenses and approvals. In addition, we may not be able to realize any operating efficiencies, synergies or other benefits expected from the merger. Any costs or delays incurred in connection with integrating the operations of Circle could have an adverse effect on our business, results of operations or financial condition. In addition, the combined company may experience the difficulties associated with being a larger entity, including increased difficulties of coordination, complexities concerning the integration of information systems, difficulties relating to increased size and scale and increased risk of unionization of workforce.

  Our Chairman owns approximately 24.7% of our outstanding common stock and has the greatest influence of any of our stockholders.

     James R. Crane owns approximately 24.7% of our outstanding common stock. Based on the ownership positions of our current stockholders, his ability to influence matters submitted to a vote of stockholders is greater than any other stockholder.

  Provisions of our charter and bylaws and of Texas law may delay or prevent transactions that would benefit stockholders.

     Our articles of incorporation and bylaws and Texas law contain provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions, among other things:

     - authorize our Board of Directors to set the terms of preferred stock,

     - provide that any stockholder who wishes to propose any business or to nominate a person or persons for the election as director at any meeting of stockholders may do so only if advance notice is given to our corporate secretary,

     - restrict the ability of stockholders to take action by written consent, and

     - restrict our ability to engage in transactions with some 20% stockholders.

     Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our Board of Directors rather than pursue non-negotiated takeover attempts. As a result, these provisions may make it more difficult for our stockholders to benefit from transactions that are opposed by an incumbent Board of Directors.

ITEM 2. PROPERTIES

     The properties used in our domestic and foreign operations consist principally of air and ocean freight forwarding offices, customs brokerage offices and warehouse and distribution facilities. Our freight forwarding terminal locations are typically located at or near major metropolitan airports and occupy between 1,000 and 160,000 square feet of leased or owned space, and typically consist of offices, warehouse space, bays for loading and unloading and facilities for packing. Terminals are managed by a station manager, who is assisted by an operations manager. We also have locations that are limited to sales and administrative activities. The leased terminals are under noncancelable leases that expire on various dates through 2025. From time to time, we may expand or relocate terminals to accommodate growth.

     The following table sets forth certain information as of December 31, 2000 concerning the number of our domestic and foreign facilities and freight handling terminals:

                                                              OWNED   LEASED   TOTAL
                                                              -----   ------   -----
North America...............................................    9      152      161
South America...............................................    0       15       15
Europe and Middle East......................................   11      109      120
Asia and South Pacific......................................   10       92      102
Corporate...................................................    1        1        2
                                                               --      ---      ---
          Total.............................................   31      369      400

     As of December 31, 2000, our corporate office occupied approximately 135,279 square feet of space in a facility located in Houston, Texas. As a result of the Circle merger, we acquired Circle's former headquarters building in San Francisco, California, which is held for sale or lease.

     For information regarding the consolidation of facilities at our operating locations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Merger -- Future lease obligations" and note 3 of the notes to our consolidated financial statements. For further information regarding our lease commitments, see note 11 of the notes to our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

     In December 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against us and some of our subsidiaries (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). In the Commissioner's Charge, the EEOC charged us and some of our subsidiaries with violations of
Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (1) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (2) failures to investigate, (3) failures to maintain proper records, and (4) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

     In May 2000, the Houston District Office of the EEOC provided us with its "Letter of Determination and Conciliation Proposal" with respect to the investigation pertaining to the Commissioner's Charge and made a final determination that there is a sufficient evidentiary basis to sustain all allegations in the Commissioner's Charge, except as to certain charges relating to Asian Americans.

     The Conciliation Proposal "invites [EGL] to actively engage in conciliation to resolve this matter," and proposes certain monetary and non-monetary remedies to "serve to facilitate confidential discussions which, hopefully, will eventuate in an appropriate settlement." That proposed relief includes (1) backpay and benefits for a class of minorities in the amount of $6,000,000 (this is a $950,000 reduction from the amount claimed under the preliminary assessment), (2) compensation for certain incumbent minorities and women who were allegedly underpaid relative to white male counterparts in the amount of $5,000,000, (3) compensation for certain minority and female employees who were allegedly not promoted at rates comparable to their respective employment rates in the amount of $2,950,000, and (4) financial compensation for certain other employees as a result of alleged "disparate discipline" in the amount of $745,000, all of which is exclusive of interest, compensatory and punitive damages and costs.

     The specific monetary relief as outlined above is $950,000 less than that amount proposed in its preliminary assessment. The Conciliation Proposal stated, however, that "the EEOC agreed that this claim [for monetary relief] could be resolved for $20,000,000." The EEOC also sought non-monetary relief, including hiring 244 minority employees, certain upward adjustments to salaries, reinstatement of up to 15 employees and required promotion of 30 employees. The Conciliation Proposal also sought other non-monetary relief, including (1) reformation of our policies and practices with respect to record keeping, recruiting, hiring and placement, reinstatement, promotion and transfer, and corporate governance, (2) revision of certain job descriptions, (3) institution of employee and supervisory training, and (4) the institution of specified procedures and steps with respect to such matters.

     We believe that the Houston District Office's May 2000 Determination finding systemic discrimination is unsupported by any credible evidence and was rendered by the agency in part due to agency bias against us and our Chief Executive Officer because of our vigorous defense of this matter. We accepted the EEOC's offer to conciliate this matter and have participated in numerous conciliation conferences with the EEOC during the past few months.

     Certain individual employees have brought charges of this nature against us in the ordinary course of business. Additionally, following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed on May 12, 2000 in the U.S. District Court for the Eastern District of Pennsylvania (Civil Action No. 00-CV-2461) by Augustine Dube, Noelle Davis, Kshanti Morris and Ruben Capaletti, who are former employees or individuals who had unsuccessfully applied for a position with us. Four additional plaintiffs joined the suit in late July 2000. The lawsuit alleges discrimination and adopts the EEOC's conclusions in their entirety. Although the named plaintiffs on this lawsuit seek to represent a class of individuals, no class action has yet been approved by the court, and the plaintiff's request for class certification has been preliminarily denied. In January 2001, the EEOC was allowed to intervene in the case, which could allow claims to be brought with respect to a class of individuals. At that time, the court in Philadelphia also granted our request that the case be transferred to the U.S. District Court for the Southern District of Texas in Houston.

     The lawsuit seeks unspecified damages that are not limited by the relief sought by the EEOC in the Conciliation Proposal. Because the lawsuit is essentially based upon the contested EEOC allegations described above, we fully intend to defend ourselves in both matters but would consider a settlement with both the plaintiffs and the EEOC that we believe is reasonable in both monetary and non-monetary terms. We initiated a mediation process with both the EEOC and the plaintiffs in the lawsuit in an effort to resolve this matter but results to date have been unsuccessful. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect these matters may have on us and our financial condition and results of operation. A substantial settlement payment or judgment could result in a significant decrease in working capital and liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- 2000 Compared to 1999" and note 11 of the notes to our consolidated financial statements for a discussion of commitments and contingencies.

     From time to time we are a party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation and are not aware of any litigation threatened against us, which we believe would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol EAGL. The following table sets forth the quarterly high and low closing sales prices for each indicated quarter of 2000 and 1999, as adjusted retroactively for a 3-for-2 stock split that occurred on August 30, 1999:

QUARTER ENDED                                                  HIGH     LOW
- -------------                                                 ------   ------
March 31, 1999..............................................  $21.67   $14.83
June 30, 1999...............................................   32.33    21.42
September 30, 1999..........................................   29.94    24.08
December 31,1999............................................   49.00    28.00
March 31, 2000..............................................  $46.75   $21.25
June 30, 2000...............................................   32.13    20.38
September 30, 2000..........................................   37.63    26.75
December 31, 2000...........................................   35.63    19.50

     The closing price for our common stock was $24.88 on February 28, 2001.

     There were approximately 417 stockholders of record (excluding brokerage firms and other nominees) of our common stock as of February 28, 2001.

     Since our initial public offering in November 1995, EGL has not paid cash dividends on our common stock, although Circle had regularly declared semiannual dividends prior to the merger of EGL and Circle. It is the current intention of our management to retain earnings to finance the growth of our business in lieu of paying dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of our repurchases of our common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data that have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto, included elsewhere in this report.

     In July 2000, we determined to change our fiscal year end to December 31 beginning with the December 31, 2000 year end. Prior to that determination, our fiscal years ended on September 30. In October 2000, we completed a merger with Circle International Group, Inc. accounted for as a pooling of interests. The statement of operations data below has been prepared by combining our results of operations for the years ended September 30, 1999, 1998, 1997 and 1996 with Circle's results of operations for the years ended December 31, 1999, 1998, 1997 and 1996, respectively. The balance sheet data has been prepared by combining our financial results as of December 31, 1999 and September 30, 1998, 1997 and 1996 with Circle's financial results as of December 31, 1999, 1998, 1997 and 1996. The periods have been labeled year ended December 31 to be more consistent with our current year-end. The stand-alone results of operations of EGL for the three months ended December 31, 1999 have been omitted from the information presented.

     EGL stand-alone revenues, net revenues, operating income, net income and basic and diluted earnings per share for the period October 1, 1999 through December 31, 1999 were $187.4 million, $78.2 million, $15.7 million, $9.9 million, $0.35 and $0.33, respectively. Unaudited pro forma revenues, net revenues, operating income, net income and basic and diluted earnings per share for the year ended December 31, 1999 depicting the combined results of EGL and Circle as if EGL had a fiscal year ended December 31, 1999 are $1,451.7 million, $601.9 million, $75.6 million, $53.9 million, $1.18 and $1.14, respectively.

                                                      YEAR ENDED DECEMBER 31,
                                    ------------------------------------------------------------
                                       2000         1999         1998         1997        1996
                                    ----------   ----------   ----------   ----------   --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues..........................  $1,861,206   $1,409,250   $1,154,761   $1,008,756   $831,075
Net revenues......................     719,512      587,075      485,506      406,195    340,591
Operating income(1)(2)............      10,651       72,047       56,306       58,072     47,560
Net income (loss)(3)..............        (722)      51,710       39,547       43,130     33,198
Basic earnings (loss) per
  share(4)........................  $    (0.02)  $     1.14   $     0.88   $     0.99   $   0.80
Basic weighted average shares
  outstanding(4)..................      46,600       45,504       45,141       43,511     41,544
Diluted earnings (loss) per
  share(4)........................  $    (0.02)  $     1.11   $     0.85   $     0.95   $   0.77
Diluted weighted average shares
  outstanding(4)..................      46,600       46,481       46,321       45,214     43,208
BALANCE SHEET DATA (AT YEAR END):
Working capital...................  $  236,005   $  231,533   $  181,336   $  160,909   $115,057
Total assets......................     899,746      775,694      651,142      541,270    480,982
Long-term indebtedness, net of
  current portion.................      91,051       32,244       21,558       27,702     29,014
Stockholders' equity..............     403,767      401,455      338,758      281,476    233,219

- ---------------

(1) 2000 includes transaction, integration and restructuring charges related to the merger with Circle totaling $67.4 million or $49.9 million net of tax ($1.07 per diluted share). See notes 2 and 3 of the notes to our consolidated financial statements for a discussion of the Circle merger and other acquisitions made in 2000, 1999 and 1998.

(2) 1998 includes special charges of $10.7 million or $8.1 million, net of tax ($0.17 per diluted share).

(3) Net income for the year ended December 31, 1996 includes a pro forma charge of $0.9 million, which represents the estimated federal income taxes that would have been reported had we been a C Corporation prior to December 4, 1995.

(4) Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted to include the following: (a) the retroactive restatement giving effect to the 3-for-2 stock split in August 1999, and (b) the weighted average of common stock equivalents issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. The computation for the year ended December 31, 1996 also includes (a) the retroactive restatement giving effect to the 2-for-1 stock split in August 1996; (b) the number of shares that our Chairman of the Board received upon the closing of the initial public offering in connection with our acquisition of interests in subsidiaries; and (c) the number of shares that would be required to be sold by EGL to fund S corporation shareholder distributions upon closing of the initial public offering. There have been no common stock equivalents included in the diluted weighted average share calculation for the year ended December 31, 2000, as their effect is anti-dilutive given our net loss for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.

CHANGE IN YEAR END

     On July 2, 2000, we changed our fiscal year end from September 30 to December 31, effective with the calendar year ended December 31, 2000. A three-month transition period from October 1, 1999 to December 31, 1999 precedes the start of the 2000 fiscal year. The financial data set forth below for "1999" and "1998" have been prepared by combining our financial data for the years ended September 30, 1999 and 1998 with Circle's financial data for the years ended December 31, 1999 and 1998, respectively. The financial data set forth below for "2000" are for the 12 months ended December 31, 2000. Accordingly, EGL's stand-alone results of operations for the three months ended December 31, 1999 have been omitted from the information presented. EGL's stand-alone revenues, net revenues, operating income, net income and basic and diluted earnings per share for the period October 1, 1999 through December 31, 1999 were $187.4 million, $78.2 million, $15.7 million, $9.9 million, $0.35 and $.033, respectively. Unaudited pro forma revenues, net revenues, operating income, net income and basic and diluted earnings per share for the year ended December 31, 1999 depicting the combined results of EGL and Circle as if EGL had a fiscal year ended December 31, 1999 are $1,451.7 million, $601.9 million, $75.6 million, $53.9 million, $1.18 and $1.14, respectively.

MERGER

     On October 2, 2000, we completed a merger with Circle International Group, Inc. by issuing approximately 17.9 million shares of our common stock for all of the outstanding common stock of Circle. Each share of Circle common stock was exchanged for one share of our common stock. Circle is a leader in providing transportation and integrated logistics services for the international movement of goods and the furnishing of value-added information, distribution and inventory management services to customers worldwide. Circle is principally engaged in international air and ocean freight forwarding, customs brokerage and logistics.

     The merger was accounted for as a pooling of interests and, accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Circle as described above under "-- Change in Year End."

     In connection with the Circle merger, we recorded merger-related costs of $67.4 million or $49.9 million after tax during the fourth quarter of 2000. The categories of costs incurred, the actual cash payments made in 2000 and the accrued balances at December 31, 2000 are summarized below (in thousands):

                                                                              ACCRUED BALANCE
                                                          AMOUNTS PAID/              AT
                                                         WRITTEN OFF IN         DECEMBER 31,
                                              TOTAL           2000                  2000
                                             -------   -------------------   ------------------
Cash costs:
Transaction costs..........................  $ 9,774        $ (9,774)                  --
Severance costs............................    8,377          (2,110)             $ 6,267
Future lease obligations, net of expected
  sublease income..........................   11,105          (1,042)              10,063
Termination of joint venture/agency
  agreements...............................    9,322          (4,110)               5,212
Integration costs..........................    8,214          (4,780)               3,434
                                             -------        --------              -------
Subtotal cash cost.........................   46,792         (21,816)              24,976
                                             -------        --------              -------
Noncash....................................   20,597         (20,597)                  --
                                             -------        --------              -------
          Total............................  $67,389        $(42,413)             $24,976
                                             =======        ========              =======

  Transaction costs

     Transaction costs of $9.8 million include investment banking, legal, accounting and printing fees and other costs directly related to the merger.

  Severance costs

     Severance costs have been recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations who were terminated or notified of their termination prior to December 31, 2000. As of December 31, 2000, approximately 60 of the 150 employees selected for termination are no longer our employees.

     In addition, we expect to terminate an additional 90 employees in the first quarter of 2001. Severance costs have not been accrued for certain of these employees since these employees have not met the required conditions in order to receive severance benefits as of December 31, 2000. We expect to record an additional charge of approximately $2.4 million in the first quarter of 2001 related to these employees. Substantially all employees to be terminated as a result of the Circle merger are expected to be terminated prior to the end of the first quarter of 2001.

     Also, during January 2001 we announced an additional reduction in our workforce of approximately 300 employees. The charge for this workforce reduction is approximately $0.7 million and will be recorded during the first quarter of 2001.

  Future lease obligations

     Future lease obligations consist of our remaining lease obligations under noncancelable operating leases at domestic and international locations that we are vacating and consolidating due to excess capacity caused by multiple facilities in certain locations. Amounts recorded for future lease obligations are net of $28.0 million in anticipated future recoveries from actual or expected sublease agreements. Sublease income has been anticipated only in locations where sublease agreements have been executed as of December 31, 2000 or are deemed probable of execution during the first half of 2001. We have provided for consolidation of facilities at 80 of our operating locations. As of December 31, 2000, consolidation of facilities has been completed at 17 of these locations, with the remaining locations expected to be completed by the fourth quarter of 2001. In addition, we expect further consolidation at some of our other locations in the future. Costs for the consolidations at these locations has not been included in the merger costs as of December 31, 2000 as we have not yet been able to determine the estimated consolidation dates for these facilities. It is expected that the plans to consolidate these locations will be finalized during the first half of 2001. All lease costs for facilities being consolidated are charged to operations until the date we vacate each facility. The charges recorded also include provisions for closing Circle's logistics facility in Los Angeles, California.

  Termination of joint venture/agency agreements

     Costs to terminate joint venture/agency agreements represent contractually obligated costs incurred to terminate selected joint venture/agency agreements with certain of our former business partners. Joint venture/agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa are currently being terminated.

  Integration costs

     Integration costs of approximately $8.2 million include the costs of changing legal registrations in various jurisdictions, changing signs and logos at our major facilities around the world, and other integration costs and have been expensed as incurred. Approximately $3.4 million of this amount was unpaid at December 31, 2000. Other integration costs are expected to be incurred and expensed in 2001.

  Noncash charge

     The noncash charge of $20.6 million consists of assets not expected to be recoverable, which include: (a) fixed assets at various locations that will no longer be used in our ongoing operations after we consolidate those locations;
(b) computer hardware and software at the former Circle operations that will no longer be used as these assets are not compatible with our existing information technology strategy; and (c) assets not expected to be fully recoverable as a result of our decision to terminate certain joint venture/agency agreements.

RECENT DEVELOPMENT

     As part of our cost management efforts, we implemented a one-week furlough program for all salaried employees to be taken by the end of March 2001. The furlough program is in addition to previously announced cost control initiatives. Our President and Chief Executive Officer, James R. Crane, and the 11 senior team members reporting to him will participate in the furlough program and will also take a reduction in salary to contribute toward the efforts to reduce costs in 2001.

RESULTS OF OPERATIONS

     The following table presents certain statement of operations data for the periods indicated.

                                                              YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------
                                               2000                    1999                    1998
                                       ---------------------   ---------------------   ---------------------
                                                      % OF                    % OF                    % OF
                                         AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                       ----------   --------   ----------   --------   ----------   --------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  Air freight forwarding.............  $1,465,438     78.7     $1,112,280     78.9     $  899,784     77.9
  Ocean freight forwarding...........     184,602      9.9        137,024      9.7        111,938      9.7
  Customs brokerage and other........     211,166     11.4        159,946     11.4        143,039     12.4
                                       ----------    -----     ----------    -----     ----------    -----
Revenues.............................  $1,861,206    100.0     $1,409,250    100.0     $1,154,761    100.0
                                       ==========    =====     ==========    =====     ==========    =====

                                                      % OF                    % OF                    % OF
                                                      NET                     NET                     NET
                                         AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                       ----------   --------   ----------   --------   ----------   --------
Net revenues:
  Air freight forwarding.............  $  473,397     65.8     $  379,602     64.6     $  301,996     62.2
  Ocean freight forwarding...........      53,462      7.4         49,194      8.4         40,471      8.3
  Customs brokerage and other........     192,653     26.8        158,279     27.0        143,039     29.5
                                       ----------    -----     ----------    -----     ----------    -----
Net revenues.........................  $  719,512    100.0     $  587,075    100.0     $  485,506    100.0
                                       ==========    =====     ==========    =====     ==========    =====
Operating expenses:
  Personnel costs....................     378,461     52.6        302,373     51.5        255,966     52.7
  Other selling, general and
    administrative expenses..........     263,011     36.5        212,655     36.2        173,234     35.7
Transaction, restructuring and
  integration costs..................      67,389      9.4             --       --             --       --
                                       ----------    -----     ----------    -----     ----------    -----
Operating income.....................      10,651      1.5         72,047     12.3         56,306     11.6
Nonoperating income, net.............       1,790      0.2         11,973      2.0          9,135      1.9
Net income (loss)....................  $     (722)      --     $   51,710      8.8     $   39,547      8.1
                                       ==========    =====     ==========    =====     ==========    =====

  2000 Compared to 1999

     Revenue. Revenue increased $451.9 million, or 32.1%, to $1,861.2 million in 2000 compared to $1,409.3 million in 1999 primarily due to increases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, increased $132.4 million, or 22.6%, to $719.5 million in 2000 compared to $587.1 million in 1999. Both revenue and net revenue growth benefited from acquisitions completed during December 1999 and January 2000.

     Air freight forwarding revenue. Air freight forwarding revenue increased $353.1 million, or 31.7%, to $1,465.4 million in 2000 compared to $1,112.3 million in 1999 primarily as a result of volume increases in North America and, to a lesser extent, Asia Pacific and South America. Air freight forwarding net revenue increased $93.8 million, or 24.7%, to $473.4 million in 2000 compared to $379.6 million in 1999.

     The increase in North America resulted from the addition of significant national account customers throughout 2000 and the effect of the acquisitions of two Canadian freight forwarding companies in January 2000. See "-- CTI and Fastair." Air freight forwarding revenue and net revenue reported by CTI and Fastair in 2000 were $57.1 million and $19.0 million, respectively. The increase in Asia Pacific resulted from the consolidation of a formerly unconsolidated affiliate in Taiwan. For the twelve months ended December 31, 2000, Taiwan reported air freight forwarding revenue and net revenue of $66.2 million and $6.3 million, respectively. South America benefited from our acquisition of Compass Cargo Limitada, a privately held air freight forwarder in Chile in December 1999 which contributed air freight forwarding revenue and net revenue of $20.4 million and $1.5 million, respectively, for the year ended December 31, 2000. The air freight forwarding margin declined to 32.3% in 2000 compared to 34.1% in 1999 due to higher carrier costs, which included fuel surcharges and start-up costs associated with a new dedicated leased aircraft servicing the U.S.-Asia market.

     Ocean freight forwarding revenue. Ocean freight forwarding revenue increased $47.6 million, or 34.7%, to $184.6 million in 2000 compared to $137.0 million in 1999, while ocean freight forwarding net revenue increased $4.3 million, or 8.7%, to $53.5 million in 2000 compared to $49.2 million in 1999. The increases were principally due to volume increases in Asia Pacific and Europe. The ocean freight forwarding margin declined to 29.0% in 2000 compared to 35.9% in 1999 primarily due to the conversion of direct shipments to consolidations and higher carrier costs.

     Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, increased $51.3 million, or 32.1%, to $211.2 million in 2000 compared to $159.9 million in 1999, while net customs brokerage and other revenue increased $34.4 million, or 21.7%, to $192.7 million in 2000 compared to $158.3 million in 1999. Customs brokerage revenue increased due to increased inbound traffic in North America and Europe. Warehousing and distribution revenues increased as a result of expanded warehousing facilities.

     Operating expenses. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $76.1 million, or 25.2%, to $378.5 million in 2000 compared to $302.4 million in 1999. As a percentage of net revenue, personnel costs were 52.6% in 2000 compared to 51.5% in 1999. This increase was due to increased staffing needs associated with the opening of new terminals, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure.

     Other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, increased $50.3 million, or 23.6%, to $263.0 million in 2000 compared to $212.7 million in 1999 due to an overall increase in the level of our activities in 2000 and increased expenses attributable to acquisitions. In addition, during the fourth quarter of 2000, we increased the provision for doubtful accounts by approximately $3.4 million to reserve for certain bad debts associated with the closure of an unprofitable logistics facility and the termination of foreign agent relationships and reserved $7.5 million for legal expenses to contest EEOC and related charges. See Item 3, "Legal Proceedings."

     Operating income. Operating income decreased $61.3 million, or 85.1%, to $10.7 million in 2000 compared to $72.0 million in 1999 primarily due to $67.4 million of transaction, restructuring and integration costs recorded in the fourth quarter of 2000 in connection with the Circle merger.

     Nonoperating income, net. Nonoperating income, net decreased $10.1 million, or 84.9%, to $1.8 million in 2000 compared to $11.9 million in 1999. Our 1999 nonoperating income, net included a $4.5 million gain on the sale of securities further discussed in note 10 of the notes to our consolidated financial statements. During 2000, income from unconsolidated affiliates declined $2.3 million due primarily to the change in reporting of Taiwan from an unconsolidated affiliate where we owned 50% in prior years to a consolidated subsidiary with a minority interest of 49%. In addition, nonoperating income, net decreased due to a lower level of interest income resulting from reduced short-term investments that were liquidated to fuel expansion activity and higher interest expense from increased borrowings.

     Effective tax rate. The effective income tax rate for 2000 was 105.8% compared to 38.5% for 1999. The 2000 effective tax rate was adversely impacted by the transaction, restructuring and integration charges discussed in note 3 of the notes to our consolidated financial statements. The effective tax rate for 2000 excluding these charges was 38.4%. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates.

  1999 Compared to 1998

     Revenue. Revenue in 1999 increased $254.5 million, or 22.0%, to $1,409.3 million in 1999 compared to $1,154.8 million in 1998 due to increases in air freight forwarding and ocean freight forwarding revenue. Net revenue in 1999 increased $101.6 million, or 20.9%, to $587.1 million in 1999 compared to $485.5 million in 1998. Both revenue and net revenue benefited from acquisitions completed during the second half of 1998.

     Air freight forwarding revenue. Air freight forwarding revenue increased $212.5 million, or 23.6%, to $1,112.3 million in 1999 compared to $899.8 million in 1998 primarily as a result of volume increases in North America and Asia Pacific. Air freight forwarding net revenue increased $77.6 million, or 25.7%, to $379.6 million in 1999 compared to $302.0 million in 1998. The increase in North America resulted from an increase in the number of domestic terminals open during 1999, an increase in the penetration of the domestic air freight and pick up and delivery markets and the addition of significant national customer accounts. The air freight forwarding margin for 1999 improved to 34.1% in 1999 compared to 33.6% in 1998 due to lower carrier costs.

     Ocean freight forwarding revenue. Ocean freight forwarding revenue increased $25.1 million, or 22.4%, to $137.0 million in 1999 compared to $111.9 million in 1998, while ocean freight forwarding net revenue increased $8.7 million, or 21.5%, to $49.2 million in 1999 compared to $40.5 million in 1998. The increases were primarily due to volume increases in Asia Pacific and Europe. The ocean freight forwarding margin declined to 35.9% in 1999 compared to 36.2% in 1998 primarily due to the conversion of direct shipments to consolidations and higher carrier costs.

     Customers brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, increased $16.9 million, or 11.8%, to $159.9 million in 1999 compared to $143.0 million in 1998, while net customs brokerage and other revenue increased $15.3 million, or 10.7%, to $158.3 million in 1999 compared to $143.0 million in 1998. Customs brokerage revenues increased due to increased inbound traffic in Asia Pacific and North America. Warehousing, distribution and other logistics services revenue increased in Europe, North America and Asia Pacific.

     Operating expenses. Personnel costs increased $46.4 million, or 18.1%, to $302.4 million in 1999 compared to $256.0 million in 1998 principally as a result of hiring more employees to serve new customers and to accelerate business growth. Personnel costs as a percentage of net revenues dropped to 51.5% in 1999 from 52.7% in 1998. Other selling, general and administrative expenses increased $39.5 million, or 22.8%, to $212.7 million in 1999 compared to $173.2 million in 1998 due to overall increases in the level of activity in 1999, increased expenses attributable to acquisitions, our new headquarters facilities and increased professional fees. During 1999, personnel costs and other selling, general and administrative expenses were affected by Year 2000 preparedness expenses and the impact of sales and marketing expansion activities and information technology enhancements.

     Operating income. Operating income increased $15.8 million, or 28.1%, to $72.1 million in 1999 compared to $56.3 million in 1998 primarily due to revenue growth and increased leverage on personnel costs.

     Nonoperating income, net. Nonoperating income, net increased $2.8 million, or 30.8%, to $11.9 million in 1999 compared to $9.1 million in 1998 due primarily to a $4.5 million gain on the sale of securities further discussed in note 10 of the notes to our consolidated financial statements and a $0.8 million gain on the sale of our New Zealand perishables business. These gains were offset primarily by $2.3 million of lower interest income, net of interest expense. The decrease in interest income, net resulted from reduced short-term investments that were liquidated to fuel expansion activity in 1998 and higher interest expense from increased borrowings in 1999.

     Effective income tax rate. The effective income tax rate for 1999 was 38.5% compared to 39.6% for 1998. The 1998 effective tax rate was adversely impacted by the special charges discussed in note 3 of the notes to our consolidated financial statements. The effective tax rate for 1998 excluding special charges was 37.4%. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates.

LIQUIDITY AND CAPITAL RESOURCES

  General

     We make significant disbursements on behalf of our customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on our statement of operations; rather, they are reflected in our trade receivables and trade payables. Growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

  2000 Compared to 1999

     Cash provided by operating activities. Net cash provided by operating activities was $33.4 million in 2000 compared to $33.6 million in 1999. The decrease in 2000 was primarily due to an increase in net working capital. Net working capital increased $4.5 million during 2000 principally due to expansion activities and the timing of receipts and disbursements.

     Cash used in investing activities. Cash used in investing activities in 2000 was $94.8 million compared to $41.3 million in 1999. We incurred capital expenditures of $70.4 million during 2000. These expenditures were mainly due to information technology initiatives and general facilities expansion in North America. Cash paid for acquisitions in 2000, net of cash acquired, was $28.7 million. See note 2 of the notes to our consolidated financial statements for a discussion of business combinations.

     Cash provided by financing activities. Cash provided by financing activities in 2000 was $48.3 million compared to $1.9 million in 1999. Long-term notes payable increased $58.8 million due primarily to a $56.0 million increase in the revolving line of credit, which had a balance of $81.0 million at December 31, 2000 compared to a $25.0 million balance in commercial paper at December 31, 1999. Proceeds from the exercise of stock options were $18.9 million in 2000 compared to $11.1 million in 1999.

  1999 Compared to 1998

     Cash provided by operating activities. Net cash provided by operating activities decreased to $33.6 million in 1999 compared to $63.6 million in 1998. The decrease is primarily due to an increase in net working capital. Net working capital at December 31, 1999 was $231.5 million compared to $181.3 million at December 31, 1998. The increase in working capital is primarily due to the timing of receipts and disbursements. The fluctuations in individual components are largely due to 1998 acquisitions.

     Cash used by investing activities. Cash used by investing activities increased to $41.3 million in 1999 compared to $29.2 million in 1998. Capital expenditures in 1999 were $41.9 million compared to $24.8 million in 1998.

     Cash provided by financing activities. Cash provided by financing activities for 1999 was $1.9 million compared to $3.4 million in 1998. The decrease is due to $14.8 million used to purchase treasury stock, which was offset by an increase in long-term notes payable of $10.7 million due to an $11.0 million increase in commercial paper issued and outstanding and an increase in proceeds from the exercise of stock options of $3.3 million.

  Other factors affecting our liquidity and capital resources

     Share repurchase. In January 2000, our board of directors authorized the repurchase of up to one million shares of our outstanding common stock. In April 2000, our board of directors increased the authorization to three million shares. Our intention has been that repurchase would help to offset increases in the number of shares outstanding resulting form previous and future stock option exercises. On July 2, 2000, our board of directors terminated the share repurchase authorization, at which time we had repurchased an aggregate of 449,500 shares for a total of $10.5 million under the authorization.

     Credit agreements. On January 13, 2000, we entered into a credit agreement with Bank of America, N.A. as administrative agent. The credit agreement, as amended, provided a $120 million revolving line of credit and included a $10 million sublimit for the issuance of letters of credit. This credit agreement was terminated in January 2001.

     In January 2001, we entered into a new credit agreement with several banks with respect to a $150 million revolving line of credit. The revolving line of credit provides a $150 million revolving line and includes a $30 million sublimit for the issuance of letters of credit. The revolving line of credit terminates in January 2004. For each tranche of principal obtained under the revolving line of credit, we elect an interest rate based on either LIBOR plus an applicable margin based on a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, known as EBITDA (a LIBOR Tranche) or the greater of the prime rate announced by Bank of America, N.A. or the federal funds rate plus 50 basis points (a Prime Rate Tranche). The interest for a LIBOR Tranche is due at the earlier of three months from inception of the LIBOR Tranche, as selected by us, or the expiration of the LIBOR Tranche, whichever is earlier. The interest for a Prime Rate Tranche is due quarterly.

     We are subject to certain covenants under the terms of the revolving line of credit, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than 0.40 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 2.00 to 1.00 and (d) a consolidated fixed charge coverage ratio of no less than 2.00 to 1.00. In addition, the revolving line of credit generally prohibits additional indebtedness, except pursuant to the following: (a) the revolving line of credit, (b) interest hedge agreements not entered into for speculative purposes, (c) off balance sheet synthetic leases up to $35.0 million in the aggregate, (d) any other agreement or agreements up to an aggregate of $40.0 million, and (e) reimbursement obligations to sureties issuing payment and performance bonds in the ordinary and usual course of our business. The revolving line of credit also limits our ability to make distributions to our shareholders, whether through the repurchase of stock, in cash or in kind, for any rolling four fiscal quarter period to an amount not in excess of 50% of our consolidated net income over such period. The revolving line of credit also places restrictions on liens, investments, changes of control and other matters and is secured by an interest in substantially all of our assets.

     As of February 28, 2001, $118.5 million was outstanding under the revolving line of credit. The terms of the revolving credit facility would permit borrowings thereunder to be used to finance future acquisitions, joint venture operations or capital expenditures or for other corporate purposes. We believe that operating cash flows, our current financial structure and borrowing capacity will be adequate to fund our operations and finance capital expenditures and acquisitions over the coming year.

     Bank lines of credit and letters of credit. We maintain a $10 million bank line of credit to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At December 31, 2000 and 1999, we were contingently liable for approximately $8.9 million and $7.8 million, respectively, under outstanding letters of credit and guarantees related to these obligations. Our ability to borrow under bank lines of credit and to maintain bank letters of credit is subject to the limitations on additional indebtedness contained in our revolving line of credit discussed above.

     Agreements with charter airlines. We currently have agreements with certain charter airlines which provide us with full access to regularly scheduled chartered aircraft on a monthly basis. These agreements contain guaranteed monthly minimum use requirements of the aircraft by us. Certain of these agreements contain provisions which allow for early termination or modification of the agreements to provide for an increase in or reduction of the amount of aircraft available for our use at our discretion. One of these charter agreements is with Miami Air International, Inc., a related party. Based on the charter agreements presently in place and aircraft presently being used, we expect to incur average minimum guaranteed charges of approximately $6.4 million, $3.0 million and $0.4 million on a monthly basis under these charter agreements during the years ended December 31, 2001, 2002 and 2003, respectively. These charter agreements are generally cancelable with a minimum notice period.

     Operating lease agreements. On January 10, 1997, we entered into a five-year operating lease agreement with two unrelated parties for financing the construction of our Houston terminal, warehouse and headquarters facility (the "Houston facility"). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR plus 145 basis points beginning on July 1, 1998 through January 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on January 2, 2002. As of December 31, 2000, the lease balance was approximately $7.8 million.

     On April 3, 1998, we entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by us. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations continue for a term of 52 months and currently approximate $150,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due at the end of each lease term. Construction began during 1999 on five terminal facilities. As of December 31, 2000, the aggregate lease balance was approximately $13.6 million under the master operating lease agreement.

     The operating lease agreements contain restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.5 to
1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating lease agreement as amended on October 20, 2000 restricts us from incurring debt in an amount greater than $30 million, except pursuant to a single credit facility involving a commitment of not more than $150 million.

     We have an option, exercisable at anytime during the lease term, and under particular circumstances may be obligated, to acquire the Houston terminal and each of our other financed facilities for an amount equal to the outstanding lease balance. If we do not exercise the purchase option, and do not otherwise meet our obligations, we are subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits. We expect that the amount of any deficiency payment would be expensed.

     Commitments to construct warehouse and terminal facilities. As of December 31, 2000, we had entered into commitments to construct warehouse and terminal facilities for an aggregate cost of approximately $18.6 million. Payment for the construction of the facilities is being made from cash balances. Construction of the facilities is estimated to be completed during 2001.

     Stock options. As of December 31, 2000, we had outstanding non-qualified stock options to purchase an aggregate of 6.0 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $0.83 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the fiscal years ended December 31, 2000 and December 31, 1999 of non-qualified stock options to purchase an aggregate of 1.2 million and 1.0 million shares of common stock, we are entitled to a federal income tax deduction of approximately $17.0 million and $17.5 million, respectively. We have recognized a reduction of our federal and state income tax liability of approximately $5.0 million and $4.5 million in 2000 and 1999. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

ACQUISITIONS

  Eagle Transfer, Inc. and S. Boardman (Air Services) Limited

     On April 3, 1998, we acquired substantially all of the operating assets and assumed some liabilities of Eagle Transfer, Inc., a privately held international freight forwarder/consolidator based in Miami, Florida. Despite the similarity in names, EGL and Eagle Transfer had no prior affiliation. On April 14, 1998, we acquired all of the outstanding stock of S. Boardman (Air Services) Limited, a privately held full services forwarder based in London, England. The aggregate purchase price for the two 1998 acquisitions was approximately $5.4 million, including $4.3 million in cash plus 41,999 shares of common stock valued at $750,000. The agreements also specify maximum contingent earnout payments in the aggregate of $2.0 million in cash plus $2.3 million in common stock, if specified performance benchmarks are met during the three-year period following the acquisitions. The acquisitions were accounted for as purchases. Accordingly, in each case the purchase price was allocated based upon the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statement of operations from the acquisition date forward. Through December 31, 2000, contingent payments of $1.4 million in cash and our common stock had been recorded and recognized as additional goodwill in connection with the 1998 acquisitions.

  Alrod International, Inc.

     In August 1998, Circle acquired 100% of the outstanding shares of Alrod International, Inc., a privately owned international freight forwarding and customs brokerage company based on the West Coast of the United States. In connection with the acquisition, Circle issued 770,642 shares of its common stock in exchange for all of the outstanding stock of Alrod. The total purchase consideration was $21.0 million. The acquisition was accounted for as a pooling of interests, with Alrod's financial data retroactively combined with our financial data for all periods presented.

  Compass Cargo Limitada

     On December 15, 1999, we completed the acquisition of Compass Cargo Limitada, a privately held air freight forwarder in Chile for an aggregate purchase price of $1.2 million in cash at closing. The results of operations for Compass Cargo Limitada were included in the consolidated statement of operations from the acquisition date forward.

  CTI and Fastair

     On January 7, 2000, we completed the acquisitions of two commonly controlled freight forwarding companies in Canada, Commercial Transport International (Canada) Ltd. and Fastair Cargo Systems Ltd., for an aggregate purchase price of approximately $21.3 million in cash paid at closing and approximately $4.9 million to be paid in cash in three annual installments beginning in 2001. The agreement also provided for an earnout. The agreement was amended in December 2000 to provide that the remaining earnout payments will consist of (a) shares of our common stock with a value of $3.5 million, which shares will be issued in 2001, and (b) eight quarterly installments of $125,000 beginning in December 2000 if CTI and Fastair achieve certain budgeted results for the previous quarter. Through December 31, 2000, contingent payments of $2.6 million had been recorded and recognized as additional goodwill in connection with this acquisition. If CTI and Fastair achieve only a portion of the budgeted results for a particular quarter, then the related quarterly installment will be reduced pro rata; provided, that if CTI and Fastair thereafter achieve the annual budgeted results, the last quarterly installment for the fiscal year in question will be increased by the amount of any previous decreases during the fiscal year in question. Each of these acquisitions were accounted for as a purchase and the results of operations for the acquired businesses are included in consolidated statement of operations from the acquisition date forward.

  Miami Air International, Inc.

     In July 2000, we purchased 24.5% of the outstanding common stock of Miami Air International, Inc., a privately held domestic and international charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash in a stock purchase transaction. Our primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including EGL, James R. Crane, our Chairman and President, and Frank J. Hevrdejs, a member of our Board of Directors. Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash. Our Miami Air investment has been accounted for under the equity method.

     In connection with the closing of the transaction, Miami Air and EGL entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of Miami Air's passenger aircraft to cargo aircraft and to provide aircraft charter services to us for a three-year term, and we caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft.

     Miami Air has agreed to pay us an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse us for any payments owed by us in respect of the letter of credit. Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which:

     - Mr. Crane and Mr. Hevrdejs are obligated to purchase up to approximately $1.7 million and $0.5 million, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air,

     - each of EGL and Mr. Crane has the right to appoint one member of Miami Air's board of directors, and

     - the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors.

     As of December 31, 2000, directors appointed to Miami Air's board include Mr. Crane, Mr. Elijio Serrano (our Chief Financial Officer) and two others. The Series A preferred stock, if issued, (a) will not be convertible, (b) will have a 15.0% annual dividend rate, and (c) will be subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events.

  Circle International Group, Inc.

     On October 2, 2000, we completed the acquisition of Circle. The merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes. As a result of the merger, each share of Circle's common stock issued and outstanding immediately prior to the effective time of the merger (other than shares owned by Circle, EGL or the special purpose merger subsidiary) has been converted to the right to receive one validly issued, fully paid and nonassessable share of our common stock. In the aggregate, we issued 17,933,910 shares of our common stock in exchange for issued and outstanding shares of Circle common stock and assumed options exercisable for 1,094,052 shares of our common stock. The exchange ratio of one share of our common stock for each share of Circle common stock was determined by arms-length negotiations between us and Circle. See note 2 of the notes to our consolidated financial statements.

SEASONALITY

     Historically, our operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis. The first quarter, ending March 31, has traditionally been the weakest, and the third quarter, ending September 30, has traditionally been the strongest. This pattern is the result of, or is influenced by, numerous factors, including climate, national holidays, consumer demand, economic conditions and a myriad of other similar and subtle forces. In addition, this historical quarterly trend has been influenced by the growth and diversification of our terminal network. We cannot accurately forecast many of these factors, nor can we estimate accurately the relative influence of any particular factor. As a result, there can be no assurance that historical patterns, if any, will continue in future periods.

NEW ACCOUNTING PRONOUNCEMENTS

     See note 1 of the notes to our consolidated financial statements for a description of new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our cash flows and net income are subject to fluctuations due to changes in exchange rates. We attempt to limit our exposure to changing foreign exchange rates through operational actions. We provide services to customers in locations throughout the world and, as a result, operate with many functional currencies including the key currencies of North America, Latin America, Asia, the South Pacific and Europe. This diverse base of local currency costs serves to partially counterbalance the effect of potential changes in the value of our local currency denominated revenues and expenses. Short-term exposures to changing foreign currency exchange rates are related primarily to intercompany transactions. The duration of these exposures is minimized through the use of an intercompany netting and settlement system that settles the majority of intercompany obligations two times per month.

     As of December 31, 2000, we had $81.0 million outstanding under a line of credit. Our lease payments on certain financed facilities are tied to market interest rates. At December 31, 2000, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income in 2000.

     We have not purchased any material futures contracts nor have we purchased or held any material derivative financial instruments for trading purposes during 2000.

     In the second quarter of 2000, we entered into contracts for the purpose of hedging the costs of a portion of anticipated jet fuel purchases for chartered aircraft during the following twelve months. These contracts mature in the second quarter of 2001. Such contracts are nominally insignificant.

EXCHANGE RATE SENSITIVITY

     The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and presents such information in U.S. dollar equivalents at December 31, 2000 and 1999. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

 NON-FUNCTIONAL CURRENCY EXPOSURE IN U.S. DOLLAR EQUIVALENTS AS OF DECEMBER 31,
                                      2000
                                 (IN THOUSANDS)

                                                                                  FOREIGN EXCHANGE
                                                                                   GAIN/(LOSS) IF
                                                                                 FUNCTIONAL CURRENCY
                                                    NET EXPOSURE              -------------------------
                                         ----------------------------------   APPRECIATES   DEPRECIATES
NON-FUNCTIONAL CURRENCY                   ASSET    LIABILITY   LONG/(SHORT)     BY 10%        BY 10%
- -----------------------                  -------   ---------   ------------   -----------   -----------
United States dollar...................  $18,322    $18,727      $  (405)        $ (40)        $  40
Singaporean dollar.....................    2,250      1,442          808            81           (81)
Japanese yen...........................    1,061        396          665            66           (66)
British pound..........................    1,584      6,995       (5,411)         (541)          541
German mark............................     (854)     1,341       (2,195)         (220)          220
French Franc...........................      852        160          692            69           (69)
Australian dollar......................      417        118          299            30           (30)
All others.............................    3,591      1,231        2,360           236          (236)
                                         -------    -------      -------         -----         -----
          Totals.......................  $27,223    $30,410      $(3,187)        $(319)        $ 319
                                         =======    =======      =======         =====         =====

 NON-FUNCTIONAL CURRENCY EXPOSURE IN U.S. DOLLAR EQUIVALENTS AS OF DECEMBER 31,
                                      1999
                                 (IN THOUSANDS)

                                                                                  FOREIGN EXCHANGE
                                                                                   GAIN/(LOSS) IF
                                                                                 FUNCTIONAL CURRENCY
                                                    NET EXPOSURE              -------------------------
                                         ----------------------------------   APPRECIATES   DEPRECIATES
NON-FUNCTIONAL CURRENCY                   ASSET    LIABILITY   LONG/(SHORT)     BY 10%        BY 10%
- -----------------------                  -------   ---------   ------------   -----------   -----------
United States dollar...................  $51,704    $35,934      $15,770        $1,577        $(1,577)
European Union euro....................      215      3,092       (2,877)         (288)           288
Singaporean dollar.....................       34      1,654       (1,620)         (162)           162
Japanese yen...........................       13      1,519       (1,506)         (150)           150
Hong Kong dollar.......................       --        412         (412)          (41)            41
Canadian dollar........................       13        400         (387)          (39)            39
Australian dollar......................      159        296         (137)          (14)            14
British pound..........................       42        235         (193)          (19)            19
Taiwanese dollar.......................       --        191         (191)          (19)            19
All others.............................       84        706         (622)          (62)            62
                                         -------    -------      -------        ------        -------
          Totals.......................  $52,264    $44,439      $ 7,825        $  783        $  (783)
                                         =======    =======      =======        ======        =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 -- Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in our definitive Proxy Statement (the "2001 Proxy Statement") for our annual meeting of shareholders to be held on May 23, 2001. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

ITEM                                                          PAGE
- ----                                                          ----
Report of Independent Accountants...........................  F-2
Independent Auditors' Report................................  F-3
Consolidated Balance Sheet as of December 31, 2000 and
  1999......................................................  F-4
Consolidated Statement of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-5
Consolidated Statement of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2000, 1999 and 1998....................  F-7
Notes to Consolidated Financial Statements..................  F-8

     (a)(2) Financial Statement Schedules

     All schedules for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or because the required information is given in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *2(i)          -- Agreement and Plan of Merger, dated as of July 2, 2000
                            among EGL, Inc., EGL Delaware I, Inc. and Circle
                            International Group, Inc. (Exhibit 2.1 to EGL's Current
                            Report on Form 8-K filed on July 5, 2000 and incorporated
                            herein by reference).
          *3(i)          -- Second Amended and Restated Articles of Incorporation of
                            EGL, as amended (filed as Exhibit 3(i) to EGL's Form
                            8-A/A filed with the Securities and Exchange Commission
                            on September 29, 2000 and incorporated herein by
                            reference).
          *3(ii)         -- Amended and Restated Bylaws of EGL, as amended (Exhibit
                            3(ii) to EGL's Form 10-Q for the fiscal quarter ended
                            June 30, 2000 and incorporated herein by reference).
        +*10.1           -- Long-Term Incentive Plan, as amended and restated
                            effective July 26, 2000 (filed as Exhibit 10(ii) to EGL's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2000 and incorporated herein by reference).
        +*10.2           -- 1995 Non-employee Director Stock Option Plan (filed as
                            Exhibit 10.2 to EGL's Registration Statement on Form S-1,
                            Registration No. 33-97606 and incorporated herein by
                            reference).
        +*10.3           -- 401(k) Profit Sharing Plan (filed as Exhibit 10.3 to
                            EGL's Registration Statement on Form S-1, Registration
                            No. 33-97606 and incorporated herein by reference).
        +*10.4           -- Circle International Group, Inc. 1994 Omnibus Equity
                            Incentive Plan (filed as Exhibit 10.11 to Annual Report
                            on Form 10-K of Circle (SEC File No. 0-8664) for the
                            fiscal year ended December 31, 1993 and incorporated
                            herein by reference).
        +*10.5           -- Amendment No. 1 to Circle International Group, Inc. 1994
                            Omnibus Equity Incentive Plan (filed as Exhibit 10.11.1
                            to Annual Report on Form 10-K of Circle (SEC File No.
                            9-8664) for the fiscal year ended December 31, 1995 and
                            incorporated herein by reference).
        +*10.6           -- Circle International Group, Inc. Employee Stock Purchase
                            Plan (filed as Exhibit 99.1 to the Registration Statement
                            on Form S-8 of Circle (SEC Registration No. 333-78747)
                            filed on May 19, 1999 and incorporated herein by
                            reference).
        +*10.7           -- Circle International Group, Inc. 1999 Stock Option Plan
                            (filed as Exhibit 99.1 to the Form S-8 Registration
                            Statement of Circle (SEC Registration No. 333-85807)
                            filed on August 24, 1999 and incorporated herein by
                            reference).
        +*10.8           -- Form of Nonqualified Stock Option Agreement for Circle
                            International Group, Inc. 2000 Stock Option Plan (filed
                            as Exhibit 4.8 to Post-Effective Amendment No. 1 on Form
                            S-8 to Registration Statement on Form S-4 (SEC
                            Registration No. 333-42310) filed on October 2, 2000 and
                            incorporated herein by reference).
         *10.9           -- Shareholders' Agreement dated as of October 1, 1994 among
                            EGL and Messrs. Crane, Swannie, Seckel and Roberts (filed
                            as Exhibit 10.4 to EGL's Registration Statement on Form
                            S-1, Registration No. 33-97606 and incorporated herein by
                            reference).
         *10.10          -- Form of Indemnification Agreement (filed as Exhibit 10.6 to EGL's Registration Statement on Form S-1, Registration
                            No. 33-97606 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.11          -- Credit Agreement dated January 5, 2001 between EGL, Bank of America, N.A., SouthTrust Bank, The Bank of
                            Tokyo-Mitsubishi, Ltd. and the other financial
                            institutions named therein.
        +*10.12          -- Employment Agreement dated as of October 1, 1996 between
                            EGL and James R. Crane (filed as Exhibit 10.7 to EGL's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1996 and incorporated herein by reference).
        +*10.13          -- Employment Agreement dated as of October 1, 1996 between
                            EGL and Douglas A. Seckel (filed as Exhibit 10.8 to EGL's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1996 and incorporated herein by reference).
        +*10.14          -- Employment Agreement dated as of September 24, 1998
                            between EGL and John C. McVaney (filed as Exhibit 10.9 to
                            EGL's Annual Report on Form 10-K for the fiscal year
                            ended September 30, 1998 and incorporated herein by
                            reference).
        +*10.15          -- Employment Agreement dated as of May 19, 1998 between EGL and Ronald E. Talley (filed as Exhibit 10.10 to EGL's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1998 and incorporated herein by reference).
        +*10.16          -- Employment Agreement dated as of October 19, 1999 between
                            EGL and Elijio Serrano (filed as Exhibit 10.11 to EGL's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1999 and incorporated herein by reference).
        +*10.17          -- Employee Stock Purchase Plan, as amended and restated
                            effective July 26, 2000 (filed as Exhibit 10(iii) to
                            EGL's Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2000 and incorporated herein by reference).
         *10.18A         -- Lease and Development Agreement dated as of January 10,
                            1997 between Asset XI Holdings Company, L.L.C. and EGL
                            (filed as Exhibit 10 to EGL's Quarterly Report on Form
                            10-Q for the quarter ended December 31, 1996 and
                            incorporated herein by reference).
         *10.18B         -- Participation Agreement dated as of January 10, 1997
                            among Asset XI Holdings Company, L.L.C., EGL and Bank
                            One, Texas, N.A. (filed as Exhibit 10.10B to EGL's Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1997 and incorporated herein by reference).
         *10.18C         -- Loan Agreement dated as of January 10, 1997 between Asset
                            XI Holdings Company, L.L.C. and Bank One, Texas, N.A.
                            (filed as Exhibit 10.10C to EGL's Annual Report on Form
                            10-K for the fiscal year ended September 30, 1997 and
                            incorporated herein by reference).
          10.18D         -- First Amendment to Participation Agreement, Lease and
                            Development Agreement, and Loan Agreement dated as of May
                            15, 1998 among Asset XI Holdings Company, L.L.C., Eagle
                            USA Airfreight, Inc. and Bank One, Texas, N.A.
         *10.19A         -- Master Lease and Development Agreement dated as of April
                            3, 1998 between Asset XVI Holdings Company, L.L.C. and
                            Eagle USA Airfreight, Inc. (filed as Exhibit 10(iii) A to
                            EGL's Quarterly Report on Form 10-Q to the quarter ended
                            June 30, 1998 and incorporated herein by reference).
         *10.19B         -- Master Participation Agreement dated as of April 3, 1998 among Asset XVI Holdings Company, L.L.C., Eagle USA
                            Airfreight, Inc. and Bank One, Texas, N.A. (filed as
                            Exhibit 10(iii) B to EGL's Quarterly Report on Form 10-Q
                            to the quarter ended June 30, 1998 and incorporated
                            herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.19C         -- Loan Agreement dated as of April 3, 1998 between Asset
                            Holdings Company, L.L.C. and Bank One, Texas, N.A. (filed
                            as Exhibit 10(iii) C to EGL's Quarterly Report on Form
                            10-Q to the quarter ended June 30, 1998 and incorporated
                            herein by reference).
         *10.19D         -- Appendix I to Master Participation Agreement, Master
                            Lease and Development Agreement and Loan Agreement (filed
                            as Exhibit 10(iii) D to EGL's Quarterly Report on Form
                            10-Q to the quarter ended June 30, 1998 and incorporated
                            herein by reference).
          10.19E         -- First Amendment to Master Participation Agreement, Master
                            Lease and Development Agreement, and Loan Agreement dated
                            as of April 3, 1998 among Asset XVI Holdings Company,
                            L.L.C., Eagle USA Airfreight, Inc. and Bank One, Texas,
                            NA.
          10.19F         -- Amendment to Master Participation Agreement dated as of
                            April 1, 1999 among Asset XVI Holdings Company, L.L.C.,
                            Eagle USA Airfreight, Inc. and Bank One, Texas, N.A.
          10.19G         -- Second Amendment to Participation Agreement, Lease
                            Agreement and Loan Agreement dated as of October 20, 2000
                            among Asset XVI Holdings Company, L.L.C., EGL and Bank
                            One, NA.
        +*10.20          -- Consulting Agreement dated as of January 1, 1999 between
                            Zita Logistics, Ltd. and Circle International European
                            Holdings Limited (filed as Exhibit 10.4.3 to Circle's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1998 and incorporated herein by reference).
          21             -- Subsidiaries of EGL
          23.1           -- Consent of PricewaterhouseCoopers LLP
          23.2           -- Consent of Deloitte & Touche LLP

- ---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

     (b) Reports on Form 8-K

     EGL filed a report on Form 8-K on October 11, 2000 in connection with the acquisition and merger of Circle and the filing of Articles of Amendment to EGL's Second Amended and Restated Articles of Incorporation with the Texas Secretary of State.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                            EGL, INC.

                                            By:     /s/ JAMES R. CRANE
                                              ----------------------------------
                                                        James R. Crane
                                                     Chairman, President
                                                 and Chief Executive Officer

Date: March 30, 2001

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

                           NAME                                      CAPACITY                DATE
                           ----                                      --------                ----

                    /s/ JAMES R. CRANE                       Chairman, President and    March 30, 2001
- -----------------------------------------------------------    Chief Executive
                      James R. Crane                           Officer (Principal
                                                               Executive Officer)

                   /s/ ELIJIO V. SERRANO                     Chief Financial Officer    March 30, 2001
- -----------------------------------------------------------    (Principal Financial
                     Elijio V. Serrano                         and Accounting
                                                               Officer)

                   /s/ FRANK J. HEVRDEJS                     Director                   March 30, 2001
- -----------------------------------------------------------
                     Frank J. Hevrdejs

                    /s/ NEIL E. KELLEY                       Director                   March 30, 2001
- -----------------------------------------------------------
                      Neil E. Kelley

             /s/ NORWOOD W. KNIGHT-RICHARDSON                Director                   March 30, 2001
- -----------------------------------------------------------
               Norwood W. Knight-Richardson

                  /s/ REBECCA A. MCDONALD                    Director                   March 30, 2001
- -----------------------------------------------------------
                    Rebecca A. McDonald

                 /s/ WILLIAM P. O'CONNELL                    Director                   March 30, 2001
- -----------------------------------------------------------
                   William P. O'Connell

                     /s/ PETER GIBERT                        Director                   March 30, 2001
- -----------------------------------------------------------
                       Peter Gibert

                                   EGL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Independent Auditors' Report................................  F-3
Consolidated Balance Sheet as of December 31, 2000 and
  1999......................................................  F-4
Consolidated Statement of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-5
Consolidated Statement of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................  F-6
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2000, 1999
  and 1998..................................................  F-7
Notes to Consolidated Financial Statements..................  F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EGL, Inc.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of EGL, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Circle International Group, Inc. on October 2, 2000 in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Circle International Group, Inc., which statements reflect total assets of 70 percent of the related consolidated total as of December 31, 1999 and total revenues of 58 percent and 64 percent and net income of 45 percent and 47 percent of the related consolidated totals for each of the two years in the period ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Circle International Group, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas
March 29, 2001

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
EGL, Inc.:

     We have audited the consolidated balance sheet of Circle International Group, Inc. and subsidiaries ("Circle") as of December 31, 1999 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999 (not presented herein). These financial statements are the responsibility of Circle's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Circle International Group, Inc. and subsidiaries at December 31, 1999 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

                                            DELOITTE & TOUCHE LLP

San Francisco, California
March 29, 2000

                                   EGL, INC.

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2000 AND 1999

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT PAR VALUES)
                                     ASSETS

Current Assets:
  Cash and cash equivalents.................................  $ 60,001   $ 78,685
  Short-term investments....................................    13,056     20,260
  Trade receivables, net of allowance of $14,115 and
     $10,172................................................   497,461    414,021
  Other receivables.........................................     7,498     15,846
  Deferred income taxes.....................................    17,167      6,904
  Income tax receivable.....................................     2,128         --
  Other current assets......................................    10,996      8,402
                                                              --------   --------
          Total current assets..............................   608,307    544,118
Property and equipment, net.................................   153,345    133,297
Investments in unconsolidated affiliates....................    52,717     48,977
Goodwill, net...............................................    76,254     43,287
Other assets, net...........................................     9,123      6,015
                                                              --------   --------
          Total assets......................................  $899,746   $775,694
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable.............................................  $  3,429   $  7,801
  Trade payables and accrued transportation costs...........   260,802    226,803
  Accrued salaries and related costs........................    29,068     31,884
  Accrued merger and integration costs......................    24,976         --
  Income taxes payable......................................        --      8,161
  Other liabilities.........................................    54,027     37,936
                                                              --------   --------
          Total current liabilities.........................   372,302    312,585
Deferred income taxes.......................................    18,864     19,878
Long-term notes payable.....................................    91,051     32,244
Other noncurrent liabilities................................     2,980      3,369
                                                              --------   --------
          Total liabilities.................................   485,197    368,076
                                                              --------   --------
Minority interests..........................................    10,782      6,163
                                                              --------   --------
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000 shares
     authorized, no shares issued...........................
  Common stock, $0.001 par value, 200,000 shares authorized;
     49,803 and 48,245 shares issued; 48,411 and 47,223
     shares outstanding.....................................        48         47
  Additional paid-in capital................................   150,131    123,613
  Retained earnings.........................................   304,889    308,026
  Accumulated other comprehensive loss......................   (27,729)   (15,661)
  Unearned compensation.....................................    (1,300)        --
  Treasury stock, 1,392 and 1,022 shares held...............   (24,195)   (14,570)
  Obligation to deliver common stock........................     1,923         --
                                                              --------   --------
          Total stockholders' equity........................   403,767    401,455
                                                              --------   --------
          Total liabilities and stockholders' equity........  $899,746   $775,694
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                                   EGL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                               2000           1999           1998
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.................................................   $1,861,206     $1,409,250     $1,154,761
Cost of transportation...................................    1,141,694        822,175        669,255
                                                            ----------     ----------     ----------
Net revenues.............................................      719,512        587,075        485,506
Operating expenses:
  Personnel costs........................................      378,461        302,373        255,966
  Other selling, general and administrative expenses.....      263,011        212,655        173,234
Merger related transaction, restructuring and integration
  costs (Note 3).........................................       67,389             --             --
                                                            ----------     ----------     ----------
Operating income.........................................       10,651         72,047         56,306
Nonoperating income, net.................................        1,790         11,973          9,135
                                                            ----------     ----------     ----------
Income before provision for income taxes.................       12,441         84,020         65,441
Provision for income taxes...............................       13,163         32,310         25,894
                                                            ----------     ----------     ----------
Net income (loss)........................................   $     (722)    $   51,710     $   39,547
                                                            ==========     ==========     ==========
Net income (loss) per share:
  Basic..................................................   $    (0.02)    $     1.14     $     0.88
  Diluted................................................        (0.02)          1.11           0.85
Weighted average common shares outstanding:
  Basic..................................................       46,600         45,504         45,141
  Diluted................................................       46,600         46,481         46,321

   The accompanying notes are an integral part of these financial statements.

                                   EGL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                2000        1999       1998
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $    (722)  $ 51,710   $ 39,547
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     30,009     22,334     17,875
    Impairment of assets due to merger......................     20,597         --         --
    Provision for doubtful accounts, net of write offs......      9,060     10,091      6,268
    Amortization of unearned compensation...................        605
    Deferred income tax expense (benefit)...................    (11,259)    (2,725)     2,999
    Tax effect of stock options exercised...................      4,991      4,454      4,693
    Gain on sales of assets.................................       (755)    (5,228)      (271)
    Equity in earnings of affiliates, net of dividends
      received..............................................     (1,714)    (3,156)    (2,229)
    Minority interests, net of dividends paid...............        146        338        928
    Other...................................................     (5,545)     2,202      9,845
  Changes in assets and liabilities:
    Increase in trade receivables...........................    (89,179)   (82,900)   (28,609)
    (Increase) decrease in other receivables................     10,790       (938)    (2,677)
    (Increase) decrease in other assets.....................      1,189     (2,736)     5,016
    Increase in payables and other accrued liabilities......     40,172     40,134     10,243
    Accrual for restructuring and integration costs.........     24,976         --         --
                                                              ---------   --------   --------
         Net cash provided by operating activities..........     33,361     33,580     63,628
                                                              ---------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................    (70,449)   (41,906)   (24,823)
  Purchases of marketable securities........................         --    (24,438)   (20,304)
  Proceeds from sales/maturities of marketable securities...          7     24,731     10,991
  Proceeds from sales of other assets.......................      2,710      5,868      1,514
  Net proceeds from sales (purchases) of short-term
    investments.............................................      8,383       (436)    20,281
  Acquisitions of businesses, net of cash acquired..........    (28,664)    (5,098)   (16,848)
  Investment in equity method investee......................     (6,300)        --         --
  Other.....................................................       (452)        --         (3)
                                                              ---------   --------   --------
         Net cash used in investing activities..............    (94,765)   (41,279)   (29,192)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Issuance (repayment) of notes payable.....................     43,634     10,618     (6,485)
  Issuance of common stock, net of related costs............         --        256      6,621
  Proceeds from exercise of stock options...................     18,942     11,106      7,786
  Treasury stock purchases..................................    (10,478)   (14,845)        --
  Dividends paid............................................     (4,764)    (4,645)    (4,503)
  Other.....................................................        972       (634)        --
                                                              ---------   --------   --------
         Net cash provided by financing activities..........     48,306      1,856      3,419
                                                              ---------   --------   --------
Effect of exchange rate changes on cash.....................     (5,586)      (412)       817
                                                              ---------   --------   --------
Cash flow from EGL on a stand-alone basis for the three
  months ended December 31, 1999 (Note 15)..................                 3,163         --
                                                              ---------   --------   --------
Increase (decrease) in cash and cash equivalents............    (18,684)    (3,092)    38,672
Cash and cash equivalents, beginning of the year............     78,685     81,777     43,105
                                                              ---------   --------   --------
Cash and cash equivalents, end of the year..................  $  60,001   $ 78,685   $ 81,777
                                                              =========   ========   ========
Supplemental cash flow information:
  Cash paid for interest....................................  $   4,891   $  2,951   $  2,001
  Cash paid for income taxes................................     29,934     28,301     19,006
  Noncash transactions:
    Issuance of stock for acquisitions......................        200         --     21,000
    Mortgages assumed in acquisitions.......................      5,818         --      5,265
    Property acquired under capital lease...................         --      4,366         --
    Issuance of notes payable for acquisition...............      5,939         --         --
    Obligation to deliver common stock......................      1,923         --         --

   The accompanying notes are an integral part of these financial statements.

                                   EGL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                     ACCUMU-
                                                                                      LATED
                                                                          COMPRE-     OTHER
                                 COMMON STOCK     ADDITIONAL              HENSIVE    COMPRE-    UNEARNED      TREASURY STOCK
                                ---------------    PAID-IN     RETAINED    INCOME    HENSIVE    COMPENSA-   -------------------
                                SHARES   AMOUNT    CAPITAL     EARNINGS    (LOSS)      LOSS       TION       SHARES     AMOUNT
                                ------   ------   ----------   --------   --------   --------   ---------   --------   --------
                                                                        (IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1997.........................  44,321    $44      $ 80,817    $216,113              $(15,498)   $                --   $    --
Comprehensive income:
 Net income...................     --      --            --     39,547    $39,547         --                      --        --
 Change in value of marketable
   securities, net............     --      --            --         --        (43)       (43)                     --        --
 Foreign currency translation
   adjustments................     --      --            --         --      2,164      2,164                      --        --
                                                                          --------
 Comprehensive income.........     --      --            --         --    $41,668         --                      --        --
                                                                          ========
Issuance of common stock, net
 of related costs.............    394       1         6,620         --                    --                      --        --
Issuance of common stock for
 acquisition..................     42      --           750         --                    --                      --        --
Exercise of stock options and
 restricted stock awards with
 related tax benefit..........  1,063       1        12,864         --                    --                      --        --
Cash dividends................     --      --            --     (4,622)                   --                      --        --
                                ------    ---      --------    --------              --------               --------   --------
BALANCE AT DECEMBER 31,
 1998.........................  45,820     46       101,051    251,038               (13,377)                     --        --
Comprehensive income:
 Net income...................     --      --            --     51,710    $51,710         --                      --        --
 Change in value of marketable
   securities, net............     --      --            --         --         39         39                      --        --
 Foreign currency
   translation................     --      --            --         --     (2,507)    (2,507)                     --        --
                                                                          --------
Comprehensive income..........     --      --            --         --    $49,242         --                      --        --
                                                                          ========
Exercise of stock options with
 related tax benefit..........  1,052       1        15,853         --                    --                      --        --
Purchase of treasury stock....     --      --            --         --                    --                  (1,045)  (14,845)
Issuance of shares under stock
 purchase plan................     --      --            --         --                    --                      23       275
Cash dividends................     --      --            --     (4,682)                   --                      --        --
EGL stand-alone activity for
 the three months ended
 December 31, 1999
 (Note 15)....................    351      --         6,709      9,960                   184                      --        --
                                ------    ---      --------    --------              --------               --------   --------
BALANCE AT DECEMBER 31,
 1999.........................  47,223     47       123,613    308,026               (15,661)                 (1,022)  (14,570)
Comprehensive loss:
 Net loss.....................     --      --            --       (722)   $  (722)        --          --          --        --
 Change in value of marketable
   securities, net............     --      --            --         --          2          2          --          --        --
 Foreign currency
   translation................     --      --            --         --    (12,070)   (12,070)         --          --        --
                                                                          --------
 Comprehensive loss...........     --      --            --         --    $(12,790)       --          --          --        --
                                                                          ========
Issuance of shares under
 employee stock purchase
 plan.........................     26      --           681         --                    --          --          26       653
Issuance of common stock for
 other acquisitions...........     --      --            --         --                    --          --           9       200
Exercise of stock options and
 restricted stock awards with
 related tax benefit..........  1,162       1        25,837         --                    --      (1,905)         45        --
Purchase of treasury stock....     --      --            --         --                    --          --        (450)  (10,478)
Cash dividends................     --      --            --     (2,415)                   --          --          --        --
Amortization of unearned
 compensation.................     --      --            --         --                    --         605          --        --
                                ------    ---      --------    --------              --------    -------    --------   --------
BALANCE AT DECEMBER 31,
 2000.........................  48,411    $48      $150,131    $304,889              $(27,729)   $(1,300)     (1,392)  $(24,195)
                                ======    ===      ========    ========              ========    =======    ========   ========


                                OBLIGATION
                                TO DELIVER
                                  COMMON
                                  STOCK       TOTAL
                                ----------   --------
                                   (IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1997.........................    $          $281,476
Comprehensive income:
 Net income...................                 39,547
 Change in value of marketable
   securities, net............                    (43)
 Foreign currency translation
   adjustments................                  2,164
 Comprehensive income.........
Issuance of common stock, net
 of related costs.............                  6,621
Issuance of common stock for
 acquisition..................                    750
Exercise of stock options and
 restricted stock awards with
 related tax benefit..........                 12,865
Cash dividends................                 (4,622)
                                             --------
BALANCE AT DECEMBER 31,
 1998.........................                338,758
Comprehensive income:
 Net income...................                 51,710
 Change in value of marketable
   securities, net............                     39
 Foreign currency
   translation................                 (2,507)
Comprehensive income..........
Exercise of stock options with
 related tax benefit..........                 15,854
Purchase of treasury stock....                (14,845)
Issuance of shares under stock
 purchase plan................                    275
Cash dividends................                 (4,682)
EGL stand-alone activity for
 the three months ended
 December 31, 1999
 (Note 15)....................                 16,853
                                             --------
BALANCE AT DECEMBER 31,
 1999.........................                401,455
Comprehensive loss:
 Net loss.....................        --         (722)
 Change in value of marketable
   securities, net............        --            2
 Foreign currency
   translation................        --      (12,070)
 Comprehensive loss...........        --
Issuance of shares under
 employee stock purchase
 plan.........................        --        1,334
Issuance of common stock for
 other acquisitions...........     1,923        2,123
Exercise of stock options and
 restricted stock awards with
 related tax benefit..........        --       23,933
Purchase of treasury stock....        --      (10,478)
Cash dividends................        --       (2,415)
Amortization of unearned
 compensation.................        --          605
                                  ------     --------
BALANCE AT DECEMBER 31,
 2000.........................    $1,923     $403,767
                                  ======     ========

   The accompanying notes are an integral part of these financial statements.

                                   EGL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 -- ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On February 21, 2000, the Company's stockholders approved changing the Company's name to EGL, Inc. (EGL or the Company) from Eagle USA Airfreight, Inc. in recognition of EGL's increasing globalization, broader spectrum of services and long-term growth strategy.

     EGL is an international transportation and logistics company. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The Company provides services through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. In October 2000, the Company merged with Circle International Group, Inc. (Circle) and expanded its operations to over 100 countries on six continents (Note 2). The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (Note 13).

     On July 12, 1999, the Board of Directors declared a three-for-two stock split of the Company's common stock, effected in the form of a stock dividend. All shares and per-share amounts have been restated retroactively to reflect the stock split, which was distributed August 30, 1999 to stockholders of record on August 23, 1999.

  Change in fiscal year end

     On July 2, 2000, the Company changed its fiscal year end from a twelve-month period ending September 30 to a twelve-month period ending December 31 beginning with the December 31, 2000 year end.

  Basis of presentation and principles of consolidation

     The consolidated financial statements of EGL and have been prepared to give retroactive effect to the merger with Circle in October 2000 which was accounted for as a pooling of interests. The companies had differing year ends prior to 2000. Therefore, the Company's statement of operations, cash flows and stockholders' equity reflects the combination of EGL's former fiscal years ended September 30, 1999 and 1998 with Circle's years ended December 31, 1999 and 1998, respectively. The Company's balance sheet reflects the combined companies as of December 31, 2000 and 1999. The periods have been labeled year ended December 31 to be more consistent with our current year-end. EGL's results for the three months ended December 31, 1999 have been omitted from the accompanying consolidated statement of operations and presented as summary adjusting items in the statement of cash flows and stockholders' equity. EGL's results of operations, cash flows and stockholders' equity activity for the three months ended December 31, 1999 are presented on a stand-alone basis in Note 15.

     The accompanying consolidated financial statements include EGL and Circle and all of their wholly-owned subsidiaries. Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. All dollar amounts and share data in the notes are presented in thousands except for par values and per share data, unless otherwise noted. The Company has reclassified certain prior year amounts to conform with the current year presentation.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                   EGL, INC.

  Cash and cash equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

  Short-term investments and marketable securities

     At December 31, 2000 and 1999, the Company had short-term investments in commercial paper, certificates of deposits, U.S. Treasury Bills and Tax Exempt Municipal Bonds with a carrying value of $13,056 and $20,260, respectively. All outstanding securities at December 31, 2000 mature in less than one year. These investments are stated at amortized cost, which approximates fair market value. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Unrealized holding gains or losses have been recorded by the Company as a component of other comprehensive income and loss at each balance sheet date. As such, changes in the fair value of available for sale securities, net of deferred taxes, are excluded from income and presented in the stockholders' equity section of the balance sheet under the caption "Accumulated other comprehensive loss".

  Trade receivables

     Management establishes reserves on trade receivables based on the expected ultimate recovery of these receivables. Trade receivables include disbursements made by EGL on behalf of its customers for transportation costs and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on the Company's statement of operations.

  Property and equipment

     Property is stated at cost. The cost of property held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property. Expenditures for maintenance and repairs are expensed as incurred. Major improvements are capitalized. Costs of internally-developed software are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". On retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

  Goodwill and other intangibles

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired, and other intangible assets are amortized on a straight-line basis over the period of expected benefit, not exceeding 40 years. Accumulated amortization as of December 31, 2000 and 1999, was $19.0 million and $15.2 million, respectively.

  Impairment of assets

     The carrying value of long-lived assets, including goodwill, is reviewed periodically based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period. If the cash flow analysis indicates that the carrying amount of an asset is not recoverable, the carrying value will be reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

                                   EGL, INC.

  Foreign currency translation

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange and income and expenses are translated at average rates during the year. Adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of comprehensive income (loss) in the accompanying consolidated statement of stockholders' equity. Gains and losses from foreign currency transactions are included in net income at the time of the transaction.

  Revenue recognition

     Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin in accordance with Emerging Issues Task Force Issue No. 91-9 "Revenue and Expense Recognition for Freight Services in Process". Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services. Revenue recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier's charges to EGL for carrying the shipment. Revenue recognized in other capacities includes only the commission and fees received. In December 1999, the SEC issued Staff Accounting Bulleting
(SAB) No. 101, "Revenue Recognition in Financial Statements", and related interpretative guidelines in November 2000. The provisions of SAB No. 101 had no material impact on the Company's financial statements.

  Stock-based compensation

     The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method proscribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees" and its interpretations as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation". The disclosure requirements of SFAS 123 are set forth in Note 9.

  Taxes on income

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Earnings per share

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if options to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. Incremental shares of 977 and 1,180 were used in the calculation of diluted earnings per share for the years ended December 31, 1999 and 1998, respectively. No shares related to options were included in diluted earnings per share for the year ended December 31, 2000 as their effect would have been antidilutive as the Company incurred a net loss during that period. For the years ended December 31, 1999 and 1998, options for 1,442 and 1,882 shares, respectively, were excluded from the diluted earnings per share computation because their effect was antidilutive.

                                   EGL, INC.

  Comprehensive income (loss)

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income, including, as applicable, foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company's components of other comprehensive income (loss) are foreign currency translation adjustments and any change in the value of marketable securities.

  Statement of cash flows

     In conjunction with the Company's pooling of interests with Circle during the year ended December 31, 2000 (see Note 2), the Company changed its method of presentation in the accompanying consolidated statement of cash flows from the direct method to the indirect method in order to be comparable with the presentation method previously used by Circle.

  Fair value of financial instruments

     The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 2000 and 1999. However, considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that EGL could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 2000. Current estimates of fair value may differ significantly from the amounts presented.

     The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents, receivables and payables and short-term investments -- The carrying amount approximates fair value.

     Equity securities -- The fair value is based on quoted market prices and these securities are recorded at fair value.

     Borrowings -- The fair value of EGL's borrowing is estimated based on quoted market prices for the same or similar issues or on the current rates offered to EGL for debt of the same remaining maturities. The carrying amounts approximate their fair value.

     Foreign currency forward contracts -- The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate. Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date. Such amounts are insignificant.

  Risks and uncertainties

     The Company's operations are influenced by many factors, including the global economy, international laws and currency exchange rates. The impact of some of these risk factors is reduced by having customers in a wide range of industries located throughout the world. However, contractions in the more significant economies of the world (either countries or industrial sectors) could have a substantial negative impact on the rate of the Company's growth and its profitability.

                                   EGL, INC.

     Doing business in foreign locations subjects the Company to various risks and considerations typical to foreign enterprises including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws and other laws and trade restrictions.

  Concentration of credit risk

     The Company's customers include retailing, wholesaling, manufacturing, electronics and telecommunications companies, as well as international agents throughout the world. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluations of its customers to minimize credit risk. The Company's investment policies restrict investments to low-risk, highly-liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

  New accounting pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of FASB Statement No. 133". SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and on the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company does not believe the impact of adopting SFAS 133 will be material to its results of operations and financial position.

NOTE 2 -- BUSINESS COMBINATIONS

     On October 2, 2000, EGL completed its merger with Circle pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of July 2, 2000 (the Merger Agreement). EGL issued 17,933 shares of EGL common stock in exchange for all issued and outstanding shares of Circle common stock and assumed options exercisable for 1,094 shares of EGL common stock. The exchange ratio of one share of EGL common stock for each share of Circle common stock was determined by arms-length negotiations between EGL and Circle. The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes.

     The Company's financial statements have been restated to include the operations of Circle for all periods presented. The presentation of the years ended December 31, 1999 and 1998 reflect the consolidation of EGL's years ended September 30, 1999 and 1998 with Circle's years ended December 31, 1999 and 1998, respectively. EGL's results for the three months ended December 31, 1999 have been omitted from the accompanying consolidated statement of operations and presented as summary adjusting items in the statement of cash flows and stockholders' equity. EGL's results of operations, cash flows and stockholders' equity activity for the three months ended December 31, 1999 are presented on a stand-alone basis in Note 15. EGL and Circle had no significant intercompany transactions prior to the merger and no material adjustments were necessary to conform the accounting policies of EGL and Circle.

                                   EGL, INC.

     Summarized results of operations for the nine months ended September 30, 2000 and the twelve months ended December 31, 1999 and 1998 of the separate companies prior to the merger are as follows:

                                                 SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                                     2000            1999           1998
                                                 -------------   ------------   ------------
                                                  (UNAUDITED)
Net revenues:
  EGL..........................................    $264,229        $255,083       $183,826
  Circle.......................................     268,444         331,992        301,680
  Combined.....................................     532,673         587,075        485,506
Net income:
  EGL..........................................      24,132          28,498         21,032
  Circle.......................................      17,618          23,212         18,515
  Combined.....................................      41,750          51,710         39,547

     In August 1998, Circle acquired 100% of the outstanding shares of Alrod International, Inc. (Alrod), a privately owned international freight forwarding and customs brokerage company. This merger qualified as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes. In connection with the merger, Circle issued 771 shares of common stock in exchange for all of the outstanding stock of Alrod. The total purchase consideration was valued at $21.0 million. Revenues and net income of Alrod for the six months ended June 30, 1998 were $7,412 and $259, respectively.

     The Company entered into eight business combination transactions between January 1, 1998 and December 31, 2000 which have been accounted for using the purchase method of accounting, with the related results of operations being included in the Company's consolidated financial statements from the date of acquisition forward. The aggregate consideration paid for these acquisitions approximated $53,345, comprised of $46,656 in cash, $5,939 in notes payable and 42 shares of the Company's common stock with a value at the acquisition dates of $750. The Company has recognized $44,384 in goodwill in connection with these acquisitions, and is amortizing those amounts over the related estimated useful lives ranging between 20 and 40 years. Three of the acquisitions provided for the payment of additional contingent acquisition consideration if certain post-acquisition performance criteria are satisfied for periods as long as three years which could aggregate as much as $12,100 in cash and Company common stock. All contingent payments on acquisitions made by the Company are accounted for as adjustments to goodwill and are recorded at the time that the amounts of the payments are determinable by the Company. Through December 31, 2000, the Company had recognized $4,312 in additional contingent consideration on these acquisitions ($200 of which was attributable to the issuance of 9 shares of Company common stock and $1,923 is an obligation to deliver 55 shares of common stock at December 31, 2000). The Company also paid $3,700 in contingent consideration on an acquisition completed prior to 1998. Certain of the transactions resulted in the sellers retaining a minority interest, for which the Company has a buyout option. The pro forma effect on revenues and net income of the Company assuming each of these acquisitions were consummated at the beginning of the year of acquisition would have been immaterial.

                                   EGL, INC.

NOTE 3 -- MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS

  Transaction and integration costs

     As a result of the merger with Circle, as discussed in Note 2, the Company incurred and expensed transaction and integration costs during the year ended December 31, 2000. Merger related transaction costs of $9.8 million, included investment banking, legal, accounting, printing fees and other costs directly related to the merger. Integration costs of approximately $8.2 million included the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world, and other integration costs. Approximately $3.4 million of this amount was unpaid at December 31, 2000.

  Restructuring charges

     During the quarter ended December 31, 2000, the Company recorded $49.4 million of restructuring charges as result of the Company's plan (the Reorganization Plan or the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities as a result of the merger. The principal components of the reorganization plan involve the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made for remaining future lease obligations, it is anticipated that the terms of the Plan will be substantially completed by the third quarter of 2001.

     The charges incurred under the Reorganization Plan for the year ended December 31, 2000 and the remaining portion of the unpaid charges as of December 31, 2000 are as follows:

                                             INCOME                                ACCRUED
                                            STATEMENT                             LIABILITY
                                             CHARGE                   ASSET      DECEMBER 31,
                                             Q4 2000    PAYMENTS   WRITE-DOWNS       2000
                                            ---------   --------   -----------   ------------
Severance costs...........................   $ 8,377    $(2,110)    $     --       $ 6,267
Future lease obligations..................    11,105     (1,042)          --        10,063
Assets not expected to be recoverable.....    18,284         --      (18,284)           --
Termination of joint venture/agency
  agreements..............................    11,635     (4,110)      (2,313)        5,212
                                             -------    -------     --------       -------
                                             $49,401    $(7,262)    $(20,597)      $21,542
                                             =======    =======     ========       =======

  Severance costs

     Severance costs have been recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations who were terminated or notified of their termination under the Plan prior to December 31, 2000. As of December 31, 2000 approximately 60 of the 150 employees included in the Reorganization Plan are no longer employed by the Company. In addition, the termination of the remaining approximately 90 employees under the Plan will occur in the first quarter of 2001. Severance costs have not been accrued for certain of these employees under the Plan since these employees have not met the required conditions in order to receive severance benefits under the Plan as of December 31, 2000. Management expects to record an additional charge of approximately $2.4 million in the first quarter of 2001 related to these employees.

     Also, during January 2001 the Company announced an additional reduction in the Company's workforce of approximately 300 additional employees. The charge for this workforce reduction is approximately $660 and will be recorded during the first quarter of 2001.

                                   EGL, INC.

  Future lease obligations

     Future lease obligations consist of the Company's remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company is in the process of vacating and consolidating due to excess capacity resulting from the Company having multiple facilities in certain locations. Amounts recorded for future lease obligations under the Plan are net of approximately $28.0 million in anticipated future recoveries from actual or expected sublease agreements. Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed as of December 31, 2000 or are deemed probable of execution during the first half of 2001. The provisions of the Plan include the consolidation of facilities at approximately 80 of the Company's operating locations. As of December 31, 2000, consolidation of facilities has been completed at 17 of these locations with the remaining locations expected to be completed by the fourth quarter of 2001. In addition, the Company expects further consolidation at some of its other locations in the future. Costs for the consolidation at these locations has not been included in the Plan as of December 31, 2000 as the Company has not yet been able to determine the estimated consolidation dates for these facilities. It is expected that the plans to consolidate these locations will be finalized during the first half of 2001. All lease costs for facilities being consolidated are charged to operations until the date that the Company vacates each facility. The charges recorded under the Plan include provisions for closing Circle's logistics facility in Los Angeles, California.

  Assets not expected to be recoverable

     Assets not expected to be recoverable primarily consist of fixed assets at the various locations that are being consolidated under the Plan and will no longer be used in the Company's ongoing operations. Depreciation and amortization of these assets are being charged to operations until the date that the Company vacates each facility. Included in the Plan is computer hardware and software used by the former Circle operations which will no longer be used by the Company as these assets are not compatible with the Company's existing information technology strategy.

  Termination of joint venture/agency agreements

     Costs to terminate joint venture/agency agreements represents contractually obligated costs incurred to terminate selected joint venture and agency agreements with certain of the Company's former business partners along with assets that are not expected to be fully recoverable as a result of the Company's decision to terminate these agreements. In conjunction with the Company's Reorganization Plan. The Company is currently terminating certain of its joint venture and agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                      ESTIMATED
                                                    USEFUL LIVES      2000       1999
                                                    -------------   --------   --------
Land..............................................                  $ 17,115   $ 16,818
Buildings and improvements........................  5 to 50 years    104,841     85,004
Equipment and furniture...........................  3 to 10 years    132,249    130,152
                                                                    --------   --------
                                                                     254,205    231,974
Less -- accumulated depreciation..................                   100,860     98,677
                                                                    --------   --------
                                                                    $153,345   $133,297
                                                                    ========   ========

                                   EGL, INC.

     The Company is pursuing the sale of duplicate buildings in two locations.

NOTE 5 -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investments in net assets of unconsolidated affiliated companies amounted to $52.7 million and $49.0 million at December 31, 2000 and 1999, respectively. This includes a 40% investment in TDS Logistics Inc. (TDS) of $42.7 million and $40.8 million as of December 31, 2000 and 1999, respectively, and a 24.5% investment in Miami Air International, Inc. (Miami Air). The TDS investment balance includes the excess of purchase price over net assets of $24.9 million and $25.6 million as of December 31, 2000 and 1999, respectively, which is being amortized over 37 years. The Miami Air investment balance includes the excess of purchase price over net assets of $5.5 million as of December 31, 2000, which is being amortized over 25 years. The unaudited results of operations and financial position of TDS and Miami Air are summarized below:

  TDS

 Condensed Statement of Operations information for the Year Ended December 31:

                                                           2000      1999      1998
                                                          -------   -------   -------
Revenue.................................................  $82,244   $63,486   $77,521
Income from operations..................................    6,624    13,884    15,348
Net income..............................................    6,115     8,947     8,682

              Condensed Balance Sheet information at December 31:

                                                               2000      1999
                                                              -------   -------
Current assets..............................................  $41,943   $15,881
Noncurrent assets...........................................   60,136    33,134
Current liabilities.........................................   27,230     9,402
Noncurrent liabilities......................................   30,429       439
Stockholders' equity........................................   44,420    39,174

  Miami Air

     In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air International Inc. (Miami Air), a privately held domestic and international charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash in a stock purchase transaction. The Company's investment balance at December 31, 2000 was approximately $6.1 million. The Company's primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. The Company's Chairman and President, and a member of EGL's board of directors also purchased 19.2% and 6% of Miami Air, respectively. (See Note 12 for additional agreements associated with Miami Air.)

 Condensed Statement of Operations information for the Year Ended December 31:

                                                              2000
                                                            --------
Revenue...................................................  $107,939
Loss from operations......................................      (113)
Net loss..................................................    (3,359)

                                   EGL, INC.

              Condensed Balance Sheet Information at December 31:

                                                              2000
                                                             -------
Current assets.............................................  $13,844
Noncurrent assets..........................................   40,045
Current liabilities........................................   26,817
Noncurrent liabilities.....................................   23,803
Stockholder's equity.......................................    3,268

     The Company recognized a loss of $187 during the year ended December 31, 2000 related to its investment in Miami Air.

NOTE 6 -- BORROWINGS

     Borrowings as of December 31, 2000 and 1999 consist of the following amounts:

                                                               2000      1999
                                                              -------   -------
Revolving line of credit....................................  $81,000   $    --
Notes payable...............................................   13,480     9,144
Commercial paper............................................       --    25,000
Overnight borrowings........................................       --     5,901
                                                              -------   -------
                                                               94,480    40,045
Less -- current portion.....................................    3,429     7,801
                                                              -------   -------
Long-term borrowings........................................  $91,051   $32,244
                                                              =======   =======

     In conjunction with the merger between EGL and Circle, the Company repaid all outstanding commercial paper borrowings of approximately $27.0 million. Prior to the aforementioned repayment, all commercial paper was classified as long-term borrowings as Circle had previously intended to reissue such paper as it matured and Circle had the ability to refinance these amounts on a long-term basis.

     On January 13, 2000, the Company entered into an agreement (the Credit Agreement) with Bank of America, N.A. (the Bank) as administrative agency. The Credit Agreement (as amended) provided a $120 million revolving line of credit and included a $10 million sublimit for the issuance of letters of credit. As of December 31, 2000, $8.3 million of the outstanding balance on the revolving line of credit was attributable to outstanding letters of credit. The revolving line of credit was scheduled to mature on January 11, 2001. The weighted average interest rate on borrowings under this agreement, as of December 31, 2000, was approximately 8.1%. During 2000, the Company incurred $1,105 of interest expense and $117 of commitment and letter of credit fees under this agreement. In connection with this agreement, the Company incurred approximately $50 of debt issue costs which were written off prior to December 31, 2000 due to the planned refinancing of this debt.

     All outstanding borrowings under the Credit Agreement at December 31, 2000 were classified as long-term due to the Company's ability and intent to refinance these borrowings on a long-term basis.

     On January 5, 2001, the Company entered into an agreement (the new Credit Facility) with various financial institutions with the Bank serving as administrative agent to replace the aforementioned Credit Agreement. The new Credit Facility provides a $150 million revolving line of credit and includes a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The new Credit Facility matures on January 5, 2004.

                                   EGL, INC.

     For each tranche of principal obtained under the revolving line of credit, the Company elects an interest rate calculation on either LIBOR plus an applicable margin based on a ratio of consolidated debt to consolidated EBITDA (a Libor Tranche) or the greater of the prime rate announced by the Bank or the federal funds rate plus 50 basis points (a Prime Rate Tranche). The interest for a LIBOR Tranche is due at the earlier of three months from inception of the LIBOR Tranche, as selected by the Company, or the expiration of the LIBOR Tranche, whichever is earlier. The interest for a Prime Rate Tranche is due quarterly.

     The revolving line of credit includes unused commitment fees and letter of credit fees, which are calculated on the basis of consolidated debt to consolidated EBITDA and are due quarterly.

     The Company is subject to certain covenants under the terms of the new Credit Facility, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than 0.40 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 2.00 to 1.00 and (d) a consolidated fixed charge coverage ratio of no less than 2.00 to 1.00. The new Credit Facility also places restrictions on additional indebtedness, liens, investments, change of control and other matters and is secured by an interest in substantially all of the Company's assets.

     As of December 31, 2000, the Company had available, unused borrowing capacity of $30.7 million.

     The Company maintains a $10 million dollar bank line of credit to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At December 31, 2000 and 1999, the Company was contingently liable for approximately $8.9 million and $7.8 million, respectively, under outstanding letters of credit and guarantees related to these obligations.

     Future scheduled principal payments on notes payable are as follows:

2001.......................................................  $ 3,429
2002.......................................................    2,971
2003.......................................................    2,167
2004.......................................................   81,326
2005.......................................................      326
2006 and beyond............................................    4,261
                                                             -------
          Total............................................  $94,480
                                                             =======

NOTE 7 -- TAXES ON INCOME

     Taxes on income include the following for the year ended December 31:

                                                           2000      1999      1998
                                                          -------   -------   -------
Federal:
  Current...............................................  $10,612   $19,344   $12,950
  Deferred..............................................   (9,689)   (2,394)    2,135
State:
  Current...............................................    1,488     3,638     2,096
  Deferred..............................................   (1,284)      (83)      646
Foreign:
  Current...............................................   12,340    12,053     7,849
  Deferred..............................................     (304)     (248)      218
                                                          -------   -------   -------
          Total.........................................  $13,163   $32,310   $25,894
                                                          =======   =======   =======

                                   EGL, INC.

     Significant components of the Company's net deferred tax liability are as follows at December 31:

                                                               2000      1999
                                                              -------   -------
Deferred tax liabilities:
  Undistributed earnings of subsidiaries....................  $ 9,125   $ 9,043
  Depreciation/amortization.................................    9,739    10,835
                                                              -------   -------
                                                              $18,864   $19,878
                                                              =======   =======
Deferred tax assets:
  Bad debts.................................................  $ 3,244   $ 2,594
  Accrued liabilities.......................................   12,454     3,597
  Other.....................................................    1,469       713
                                                              -------   -------
                                                               17,167     6,904
                                                              -------   -------
          Net deferred tax liability........................  $ 1,697   $12,974
                                                              =======   =======

     Taxes on income were different than the amount computed by applying the statutory income tax rate. Such differences are summarized as follows for the year ended December 31:

                                                           2000      1999      1998
                                                          -------   -------   -------
Tax computed at statutory rate..........................  $ 4,354   $29,407   $22,643
Increases (decreases) resulting from:
  Foreign taxes.........................................      275    (3,114)   (1,270)
  Nondeductible merger related costs....................    5,015
  Other nondeductible items.............................    1,481     2,215     2,628
  State taxes on income, net of federal income tax
     effect.............................................      511     2,311     1,783
  Other.................................................    1,527     1,491       110
                                                          -------   -------   -------
          Total.........................................  $13,163   $32,310   $25,894
                                                          =======   =======   =======

     Taxes on income include deferred income taxes on undistributed earnings (not considered permanently invested) of consolidated subsidiaries, net of applicable foreign tax credits. The Company does not provide for United States income taxes on foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations. At December 31, 2000, cumulative earnings of consolidated foreign subsidiaries designated as permanently invested were approximately $11.0 million for which the related tax impact would approximate $4.0 million.

     Sources of pretax income are summarized as follows for the year ended December 31:

                                                           2000      1999      1998
                                                         --------   -------   -------
Domestic...............................................  $(20,804)  $56,968   $41,873
Foreign................................................    33,245    27,052    23,568
                                                         --------   -------   -------
          Total........................................  $ 12,441   $84,020   $65,441
                                                         ========   =======   =======

     As a result of stock option exercises for the years ended December 31, 2000, 1999 and 1998 of nonqualified stock options to purchase an aggregate of 1,162, 1,052 and 1,049 shares of common stock, respectively, the Company is entitled to a federal income tax deduction of approximately $17,029, $17,504 and $13,381, respectively, with a related reduction in its tax obligations of approximately $4,991, $4,454 and $4,693; respectively. Accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable pursuant to the provisions of SFAS 109, "Accounting for Income Taxes". Any exercises of nonqualified stock options in the future at exercise prices below the then fair market value of

                                   EGL, INC.

the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

NOTE 8 -- STOCKHOLDERS' EQUITY

     On January 30, 1998, the Company completed an underwritten secondary public offering of 3,018 shares of its common stock at a price to the public of $18.50 per share. The Company did not receive any of the proceeds from the sale of 2,625 of these shares sold by James R. Crane, the Company's Chairman of the Board of Directors, President and Chief Executive Officer. The Company sold 394 of the offered shares and the net proceeds received by the Company after deducting underwriting discounts and commissions and offering expenses were $6.6 million and were used for general corporate purposes.

     During the year ended December 31, 1999, the Company's Board of Directors authorized the repurchase of up to 1,750 shares of the Company's common stock in the open market. This authorization expired during December 1999. During the year ended December 31, 2000 the Board of Directors authorized a repurchase of up to an additional 3,000 shares. The Company terminated this authorization on July 2, 2000. During the years ended December 31, 2000 and 1999, the Company purchased 450 and 1,045 shares of common stock for $10,478 and $14,845, respectively, under these plans. During the years ended December 31, 2000 and 1999, 80 and 23 shares, respectively, were reissued to satisfy purchases under the Company's Stock Purchase Plan (Note 9), payment of additional consideration for previous acquisitions (Note 2) and restricted stock awards. As of December 31, 2000 and 1999, 1,392 and 1,022 shares were held in treasury, respectively. The Company accounts for treasury stock using the cost method.

     In January 2000, the Company agreed to issue 45 shares of restricted common stock to an employee. The Company recorded these shares as unearned compensation of $1,905 at the date of the award based on the quoted fair market value of the shares at the time the award was granted. This amount is being amortized over the three-year vesting period of the award. As of December 31, 2000, 15 shares outstanding under this award were vested.

     Prior to the merger as discussed in Note 2, Circle historically paid cash dividends of $0.27 per common share with cash dividends of $0.135 per share declared on a semi-annual basis in June and December of each year. As of December 31, 1999, dividends of $2,349 were declared and paid in March 2000. In June 2000, Circle declared an additional cash dividend of $0.135 per share totaling $2,415 which was paid in September 2000. Since the completion of the merger, the Company has not declared any additional dividends.

     As of December 31, 2000, the Company has an outstanding obligation to issue approximately 55 shares of common stock in connection with the Fastair and CTI acquisitions as discussed in Note 2. These shares were issued during March 2001.

NOTE 9 -- EMPLOYEE BENEFIT AND STOCK OPTION PLANS

  Defined contribution benefit plans

     The Company has a 401(k) savings plan pursuant to which the Company provides dollar for dollar discretionary matching of employee tax-deferred savings, up to a maximum of 5% of eligible compensation with a vesting period of five years on the portion contributed by the Company. During the years ended December 31, 2000, 1999 and 1998 the Company recorded charges of $4.0 million, $4.9 million and $3.3 million, respectively, related to the discretionary contributions to this plan. Prior to the Circle acquisition, as discussed in
Note 2, Circle offered various defined contribution employee benefit plans. Effective January 1, 2001, the plans previously maintained by Circle were merged into the EGL plan.

                                   EGL, INC.

  Stock purchase plans

     During the year ended December 31, 1999, the Company initiated an employee stock purchase plan in order to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company's common stock through payroll deductions. Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company's employees to purchase common stock at 85% of quoted fair market value. Under this plan, 300 shares are authorized for purchase. During the years ended December 31, 2000 and 1999, 52 and 23 shares of common stock were purchased under this plan at an average price of $25.65 and $11.96 per share, respectively.

  Stock option plans

     The Company has five option plans whereby certain officers, directors, and employees may be granted options, appreciation rights or awards related to the Company's common stock.

     The 1982 Stock Option Plan and 1990 Stock Option Plan provide for the granting of non-qualified or incentive stock options to officers and key employees for a maximum of 956 common shares at not less than fair market value on the date of the grant. Under these plans, stock options are generally issued with the restriction that no option may be exercised before three years from date of grant or later than eight years from date of grant.

     The 1994 Omnibus Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards to key employees and consultants of the Company. The plan was originally authorized for a maximum of 2,000 common shares, and was amended in May 1998 to increase the maximum to 2,500 common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of the grant. To date, no incentive or non-qualifying stock options were granted below fair market value. Under this plan, stock options are generally issued with the restriction that no option may be exercised before one year from date of grant nor later than ten years from date of grant.

     The 1994 Plan permits the grant of stock options at an exercise price equal to the fair market value of the common stock on the date of grant. The plan was authorized for a maximum of 9,150 shares. The options generally vest ratably over a five-year or seven-year period from date of grant (or 100% upon death). The Company has no obligation to repurchase options granted. Vested options terminate seven years from date of grant.

     Additional awards may be granted under the 1994 Plan in the form of cash, stock, or stock appreciation rights. The stock appreciation right awards may consist of the right to receive payment in cash or common stock. Any award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives. There have been no awards of this kind under the 1994 Plan.

     The 1999 Stock Option Plan permits the grant of nonqualified stock options in order to promote the success and enhance the value of the Company by linking the personal interests of the participants to those of the Company's stockholders, and by providing participants with an incentive for outstanding performance. The plan was authorized for a maximum of 125 common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of the grant. To date, no incentive or non-qualifying stock options were granted below fair market value. Under this plan, stock options are generally issued with the restriction that no option may be exercised before one year from date of grant nor later than ten years from date of grant.

     The Director Plan permits stock option grants that vest within one year from the date of grant and terminate ten years from date of grant. The plan was authorized for a maximum of 300 shares.

                                   EGL, INC.

     The 1982 Stock Option Plan, 1990 Stock Option Plan, 1994 Omnibus Equity Incentive Plan and the 1999 Stock Option Plan were plans created by Circle prior to the merger with EGL. Options outstanding pursuant to these plans are exercisable in shares of EGL common stock and were automatically accelerated upon consummation of the merger with EGL.

     A summary of stock option transactions for each of the three years ended December 31, 2000 follows:

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              OPTIONS   OPTION PRICE
                                                              -------   ------------
Outstanding at December 31, 1997............................   4,563       $10.74
  Granted...................................................   3,559        20.53
  Exercised.................................................    (412)       14.17
  Cancelled.................................................  (1,203)       10.51
                                                              ------
Outstanding at December 31, 1998............................   6,507        16.01
  Granted...................................................   1,504        21.58
  Exercised.................................................    (908)       13.45
  Cancelled.................................................  (1,004)       11.56
                                                              ------
Outstanding at December 31, 1999............................   6,099        17.77
  Granted...................................................   1,975        24.75
  Exercised.................................................  (1,162)       16.57
  Cancelled.................................................    (875)       21.59
                                                              ------
Outstanding at December 31, 2000............................   6,037        20.45
                                                              ======

     Options vested at December 31, 2000, 1999 and 1998 totaled 2,482 shares, 2,105 shares and 1,556 shares, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                  OUTSTANDING               EXERCISABLE
                                         -----------------------------   -----------------
                                                   AVERAGE    WEIGHTED            WEIGHTED
RANGE OF                                          REMAINING   AVERAGE             AVERAGE
EXERCISE PRICES                          NUMBER     LIFE       PRICE     NUMBER    PRICE
- ---------------                          ------   ---------   --------   ------   --------
$ 0.83-$19.29..........................  1,659      4.02       $12.54    1,215     $11.49
$19.38-$19.42..........................  1,430      4.17        19.42      486      19.42
$19.83-$25.06..........................  2,205      6.52        24.13      449      22.51
$25.25-$33.81..........................    743      5.85        29.21      332      27.08
                                         -----      ----       ------    -----     ------
$ 0.83-$33.81..........................  6,037      5.19       $20.45    2,482     $17.12
                                         =====      ====       ======    =====     ======

     As discussed in Note 1, the Company applies APB No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for these plans. The weighted-average fair values of options granted during 2000, 1999, and 1998 were $13.26, $10.45 and $10.24, respectively. Had compensation cost for the Company's option plans been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth under SFAS No. 123, the Company's net income/(loss) for the years ended December 31, 2000, 1999 and 1998 would have been reduced/(increased) by $9,631 (includes expenses associated with the acceleration of Circle options upon the completion of the merger with EGL), $6,695 and $4,942, respectively. Diluted earnings (loss) per share for fiscal 2000, 1999 and 1998 would have been reduced/(increased) by $0.21, $0.14 and $0.11, respectively.

                                   EGL, INC.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted average assumptions used for grants:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                            2000      1999      1998
                                                            -----     -----     -----
Expected volatility.......................................  55.00%    57.00%    54.00%
Risk-free interest rate...................................   6.08%     5.44%     5.13%
Dividend yield............................................   0.19%     0.41%     0.37%
Expected life of option (years)...........................   4.80      4.60      4.70

NOTE 10 -- NONOPERATING INCOME, NET

     Interest income and other, net, includes the following for the year ended December 31:

                                                           2000      1999      1998
                                                          -------   -------   -------
Interest income.........................................  $ 3,427   $ 4,982   $ 6,192
Interest expense........................................   (5,197)   (2,986)   (1,941)
Income from unconsolidated affiliates, net..............    1,599     3,922     3,853
Rental income...........................................      685       143        --
Gain (loss) on sales of assets..........................     (759)      815       257
Gains (losses) on sales of equity securities............       --     4,519       (13)
Minority interests......................................   (1,654)     (920)     (928)
Net foreign exchange gains..............................    2,801     1,151     1,365
Other...................................................      888       347       350
                                                          -------   -------   -------
          Total.........................................  $ 1,790   $11,973   $ 9,135
                                                          =======   =======   =======

     During the quarter ended December 31, 1999, the Company sold approximately 30% of its investment in the equity securities of Equant N.V., an international data network service provider, for net proceeds and a pre-tax gain of approximately $4,519. The remaining shares are held in a trust, are not currently marketable and have a zero cost basis.

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     In December 1997, the U.S. Equal Employment Opportunity Commission (EEOC) issued a Commissioner's Charge pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended (Title VII). The Company continues to vigorously defend against allegations contained in the Commissioner's Charge. In the Commissioner's Charge, the EEOC charged the Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (i) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (ii) failures to investigate,
(iii) failures to maintain proper records and (iv) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

     On May 12, 2000, four individuals filed suit against EGL alleging gender, race and national origin discrimination, as well as sexual harassment. This lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, Pennsylvania. The EEOC was not initially a party to the Philadelphia litigation. In July 2000, four additional individual plaintiffs were allowed to join the Philadelphia litigation. The Company filed an Answer in the Philadelphia case and extensive discovery is underway. The individual plaintiffs are seeking to certify a class of approximately 1,000 current and former EGL employees and applicants. The plaintiff's initial motion for class certification was denied in November 2000.

                                   EGL, INC.

     On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation. That motion was granted by the Court in Philadelphia on January 31, 2001. In addition, the Philadelphia Court also granted EGL's motion that the case be transferred to the United States District Court for the Southern District of Texas -- Houston Division where EGL had previously initiated litigation against the EEOC due to what EGL believes to have been inappropriate practices by the EEOC in the issuance of the Commissioner's Charge and in the subsequent investigation. EGL intends to continue to vigorously pursue its lawsuit against the EEOC alleging agency bias and misconduct. EGL is currently in the midst of active discovery on this matter and will be requesting an appropriate remedy from the Court.

     The Company intends to continue to vigorously defend itself against the allegations made by the EEOC, as well as the private plaintiffs. The Company has recognized a pre-tax charge of $7,500 in its consolidated statement of operations during the year ended December 31, 2000 for the expected cost of its litigation efforts related to this matter. The Company currently expects to prevail in its defense of this matter.

     In addition, the Company is also party to routine litigation incidental to its business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves for these matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     In addition to property at one of its freight operations facilities acquired under a capital lease, the Company has a number of operating lease agreements, principally for freight operation facilities and office space. These leases are noncancelable and expire on various dates through 2025. The following is a summary of future minimum payment obligations under noncancelable leases with remaining lease terms in excess of one year as of December 31, 2000. Not included in the summary are any leases that the Company may have on computer equipment.

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
2001........................................................  $  608    $ 40,830
2002........................................................     608      33,854
2003........................................................     608      29,747
2004........................................................     608      25,560
2005 and thereafter.........................................   1,824      94,130
                                                              ------    --------
          Total minimum lease payments......................   4,256    $224,121
                                                                        ========
Less -- amounts representing interest.......................    (886)
                                                              ------
Present value of net minimum lease payments.................   3,370
Less -- current obligations.................................    (390)
                                                              ------
Noncurrent obligations......................................  $2,980
                                                              ======

     Included in the above summary of minimum future lease payment obligations are 353 leases on freight operations facilities and office space. The obligations related to approximately 80 of these facilities have been accrued in the Company's restructuring charge for the year ended December 31, 2000. As of December 31, 2000, approximately seven of these leases with an aggregate remaining lease liability of $40.9 million have been subleased to third parties with aggregate future sublease payments due to the Company under these agreements of $4.1 million.

     As of December 31, 2000, the Company has commitments to construct office, warehouse and terminal facilities for $18.6 million. Construction of these assets is expected to be completed during 2001.

                                   EGL, INC.

     Rent expense under noncancelable operating leases was $40.6 million, $32.6 million and $25.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, which is net of sublease income of $.7 million, $1.6 million and $3.2 million, respectively.

     The carrying value of property held under the capital leases as of December 31, 2000 was $3.4 million, which is net of $1.8 million of accumulated amortization.

     On January 10, 1997, the Company entered into a five-year operating lease agreement with two unrelated parties for financing the construction of its Houston terminal, warehouse and headquarters facility (the Houston facility). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59, which includes interest costs based upon LIBOR rate plus 145 basis points, with a balloon payment equal to the outstanding lease balance (initially equal to the cost of the facility) due on January 2, 2002. The Company has an option, exercisable at any time during the lease term, to acquire the facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, it is subject to a deficiency payment, computed as the amount equal to the outstanding lease balance minus the then current fair market value of the Houston facility. As of December 31, 2000, the lease balance was approximately $7.8 million.

     On April 3, 1998, the Company entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States, designated by the Company (each, a financed facility). Under the terms of the master operating lease agreement, average monthly lease payments, which include monthly interest costs based upon LIBOR rate plus 145 basis points, begin upon the completion of the construction of each Financed Facility and will continue for terms ranging from 24 to 36 months with a balloon payment equal to the outstanding lease balances (initially equal to the costs of each financed facility) due at the end of each lease term, and the Company has an option, exercisable at any time during the lease term and under certain circumstances may be obligated, to acquire each Financed Facility for an amount equal to the outstanding lease balance. In the event the Company does not exercise the purchase option, and does not otherwise meet its obligations, it is subject to a deficiency payment, computed as the amount equal to the outstanding lease balance minus the then fair market value of each financed facility within certain limits. The Company began construction of each of its five financed facilities during 1999, with all leases terminating on May 15, 2003. Average monthly payments under the master operating lease agreement are approximately $150. As of December 31, 2000, the aggregate lease balance was approximately $13.6 million under the master operating leases.

     The operating lease agreements contain restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.50 to
1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating lease agreement restricts the Company from incurring debt in an amount greater than $30 million, except pursuant to a single credit facility involving a commitment of not more than $150 million.

     The Company presently has agreements with certain charter airlines to provide the Company with full access to regularly scheduled chartered aircrafts on a monthly basis. These agreements contain guaranteed monthly minimum use requirements of the aircrafts by the Company. Certain of these agreements contain provisions which allow for early termination or modification of the agreements to provide for an increase in or reduction of the amount of aircrafts available for the Company's use at the Company's discretion. One of these charter agreements is with Miami Air International, Inc., a related party. Based on the charter agreements presently in place and aircraft presently being used, the Company expects to incur average minimum guaranteed charges of approximately $6,393, $2,998 and $428 on a monthly basis under these charter agreements during the years ended December 31, 2001, 2002 and 2003, respectively. These charter arrangements are generally cancellable with a minimum notice period. Therefore, these obligations were excluded from the Company's minimum five year lease obligation table.

                                   EGL, INC.

NOTE 12 -- RELATED PARTY TRANSACTIONS

     In connection with the Miami Air acquisition (Note 5) Miami Air and the Company entered into an aircraft charter agreement. Under this agreement Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term. The Company issued a $7.0 million standby letter of credit in favor of certain creditors of Miami Air to enhance Miami Air's borrowing capacity to assist in this aircraft conversion. Miami Air has agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect of the letter of credit. As of December 31, 2000, Miami Air had borrowed approximately $2,126 from its lender. There have been no draws against the standby letter of credit, issued by the Company as of December 31, 2000. Additionally, during the year, the Company paid Miami Air $1,422 under the aircraft charter agreement. There were no unpaid balances related to this agreement as of December 31, 2000.

     Additionally, Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman, President and CEO) and Mr. Hevrdejs (a director of the Company) are obligated to purchase up to approximately $1.7 million and $.5 million, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. The Company and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. The Series A preferred stock, if issued, will (i) not be convertible, will have a 15.0% annual dividend rate and will be mandatorily redeemable in July 2006 or upon the prior occurrence of specified events.

     In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by Mr. Crane. Rental income was approximately $685 and $143 for the years ended December 31, 2000 and 1999, respectively. In addition, the Company billed this customer approximately $515 and $1,201 for freight forwarding services during the years ended December 31, 2000 and 1999, respectively.

     In conjunction with its business activities, the Company periodically utilizes an aircraft owned by an entity that is controlled by Mr. Crane. Prior to November 1, 2000, the Company was charged for its actual usage on an hourly basis. Total amounts paid by the Company under this arrangement for the ten-month period ended October 31, 2000 and the years ended December 31, 1999 and 1998 was approximately $1,417, $695 and $424, respectively. On October 30, 2000, the Company's Board of Directors approved a change in this arrangement whereby the Company would reimburse Mr. Crane for the $112 monthly lease obligation on this aircraft and the Company would bill Mr. Crane for any use of this aircraft unrelated to the Company's business on an hourly basis. During the period from November 1, 2000 to December 31, 2000, the Company reimbursed Mr. Crane for $224 in monthly lease payments on the aircraft and billed Mr. Crane for $53 for use of the aircraft which was unrelated to the Company's operations.

     In April 1999, the Company sold a 49% interest in its previously wholly owned subsidiaries in Spain and Portugal to a Director of the Company who was the former Chief Executive Officer of Circle for $1.3 million. The purchase price was paid one-third at closing, with the balance due in equal installments in October 2000 and April 2002 and interest accruing on the unpaid balance at 6%. Under the terms of the sale agreement, the buyer has the option to require the Company to purchase this interest at the fair value of these entities at the time the option is exercised and the Company has the option to repurchase these interests after December 31, 2005. The Company has deferred the recognition of the gain of this transaction of $866 and has recorded this amount in minority interest.

                                   EGL, INC.

NOTE 13 -- BUSINESS SEGMENT INFORMATION

  Segment Reporting

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", establishes standards for the way that public companies report selected information about segments in their financial statements.

     The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues, income from operations and identifiable assets associated with each of these geographical areas when evaluating effectiveness of geographic management.

                                                      EUROPE &    ASIA &
                                 NORTH       SOUTH     MIDDLE     SOUTH
                                AMERICA     AMERICA     EAST     PACIFIC    ELIMINATIONS   CONSOLIDATED
                               ----------   -------   --------   --------   ------------   ------------
Year ended December 31, 2000:
  Total revenue..............  $1,205,261   $49,058   $226,463   $416,497     $(36,073)     $1,861,206
  Transfers between
     regions.................      (9,241)   (4,481)   (10,290)   (12,061)      36,073
                               ----------   -------   --------   --------     --------      ----------
  Revenues from customers....  $1,196,020   $44,577   $216,173   $404,436     $     --      $1,861,206
                               ==========   =======   ========   ========     ========      ==========
  Net revenue................  $  518,638   $15,561   $ 99,676   $ 85,637                   $  719,512
                               ==========   =======   ========   ========                   ==========
  Income (loss) from
     operations..............  $  (14,207)  $(5,553)  $ 13,401   $ 17,010                   $   10,651
                               ==========   =======   ========   ========                   ==========
  Identifiable assets........  $  526,199   $41,000   $173,294   $159,253                   $  899,746
                               ==========   =======   ========   ========                   ==========
Year ended December 31, 1999:
  Total revenue..............  $  921,608   $19,134   $200,909   $295,306     $(27,707)     $1,409,250
  Transfers between
     regions.................      (4,895)   (3,523)    (7,839)   (11,450)      27,707
                               ----------   -------   --------   --------     --------      ----------
  Revenues from customers....  $  916,713   $15,611   $193,070   $283,856     $     --      $1,409,250
                               ==========   =======   ========   ========     ========      ==========
  Net revenue................  $  403,779   $11,900   $ 92,808   $ 78,588                   $  587,075
                               ==========   =======   ========   ========                   ==========
  Income (loss) from
     operations..............  $   41,113   $(1,735)  $ 14,224   $ 18,445                   $   72,047
                               ==========   =======   ========   ========                   ==========
  Identifiable assets........  $  454,142   $21,150   $152,104   $148,298                   $  775,694
                               ==========   =======   ========   ========                   ==========
Year ended December 31, 1998:
  Total revenue..............  $  782,969   $21,537   $165,172   $203,257     $(18,174)     $1,154,761
  Transfers between
     regions.................      (3,078)   (3,352)    (3,265)    (8,479)      18,174
                               ----------   -------   --------   --------     --------      ----------
  Revenues from customers....  $  779,891   $18,185   $161,907   $194,778     $     --      $1,154,761
                               ==========   =======   ========   ========     ========      ==========
  Net revenues...............  $  332,170   $11,530   $ 79,359   $ 62,447                   $  485,506
                               ==========   =======   ========   ========                   ==========
  Income (loss) from
     operations..............  $   35,474   $  (140)  $  9,391   $ 11,581                   $   56,306
                               ==========   =======   ========   ========                   ==========
  Identifiable assets........  $  331,956   $21,418   $134,435   $163,333                   $  651,142
                               ==========   =======   ========   ========                   ==========

     Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

                                   EGL, INC.

     The Company is domiciled in the U.S. and had revenues from external customers in the U.S. of $1,099 million in 2000, $890 million in 1999 and $763 million 1998. The U.S. had long lived assets of $123 million, $100 million and $62 million at the end of 2000, 1999 and 1998, respectively.

     The Company charges its subsidiaries and affiliates for management and overhead services rendered in the United States on a cost recovery basis.

     The following tables show the approximate amounts of revenue and net revenue attributable to the Company's principal services during each of the three years in the period ended December 31, 2000.

                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Revenue:
  Air freight forwarding.........................  $1,465,438   $1,112,280   $  899,784
  Ocean freight forwarding.......................     184,602      137,024      111,938
  Customs brokerage and other....................     211,166      159,946      143,039
                                                   ----------   ----------   ----------
          Total..................................  $1,861,206   $1,409,250   $1,154,761
                                                   ==========   ==========   ==========
Net revenue:
  Air freight forwarding.........................  $  473,397   $  379,602   $  301,996
  Ocean freight forwarding.......................      53,462       49,194       40,471
  Customs brokerage and other....................     192,653      158,279      143,039
                                                   ----------   ----------   ----------
          Total..................................  $  719,512   $  587,075   $  485,506
                                                   ==========   ==========   ==========

NOTE 14 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          QUARTER ENDED(*)
                                         ---------------------------------------------------
                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           2000        2000         2000            2000
                                         ---------   --------   -------------   ------------
Revenues...............................  $404,912    $450,779     $490,716        $514,799
Net revenues...........................   161,702     179,076      191,895         186,839
Operating income.......................    12,803      23,061       29,050         (54,265)
Income before provision for income
  taxes................................    13,778      24,292       29,733         (55,362)
Net income (loss)......................     8,456      14,983       18,311         (42,472)
Basic earnings (loss) per share........      0.18        0.32         0.39           (0.91)
Diluted earnings (loss) per share......      0.18        0.32         0.38           (0.91)
Dividends per share....................                 0.135

                                         MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                           1999        1999         1999            1999
                                         ---------   --------   -------------   ------------
Revenues...............................  $327,729    $328,937     $354,789        $397,795
Net revenues...........................   139,489     139,404      147,275         160,907
Operating income.......................    14,419      14,124       19,833          23,671
Income before provision for income
  taxes................................    15,655      16,603       22,469          29,293
Net income.............................     9,623      10,353       14,055          17,679
Basic earnings per share...............      0.21        0.23         0.31            0.39
Diluted earnings per share.............      0.21        0.22         0.30            0.37
Dividends per share....................                 0.135                        0.135

- ---------------

* As discussed in Note 1, amounts for the 1999 quarters reflect the consolidation of EGL's fiscal year ended September 30, 1999 with Circle's year ended December 31, 1999. EGL's stand-alone results for the three months ended December 31, 1999 are reflected in Note 15. The quarter ended December 31, 2000 includes

                                   EGL, INC.

  transaction, integration and restructuring charges related to the merger with Circle totaling $67.4 million (Note 3).

NOTE 15 -- FINANCIAL INFORMATION FOR EGL STAND-ALONE QUARTER ENDED DECEMBER 31,
           1999

     As previously discussed in Note 1, the consolidated statement of operations does not include EGL's stand-alone results for the three months ended December 31, 1999. Cashflow and stockholders' equity activity for the three months ended December 31, 1999 are presented as summary adjusting items to the accompanying consolidated financial statements. The consolidated results of operations and cash flows for EGL, Inc. and its subsidiaries (excluding Circle) for the three months ended December 31, 1999 are as follows:

                                                               THREE MONTHS
                                                                  ENDED
                                                               DECEMBER 31,
                                                                   1999
                                                               ------------
Revenues....................................................     $187,365
Cost of transportation......................................      109,195
                                                                 --------
          Net revenues......................................       78,170
                                                                 --------
Operating expenses:
  Personnel costs...........................................       40,121
  Other selling, general and administrative expenses........       22,376
                                                                 --------
                                                                   62,497
                                                                 --------
Operating income............................................       15,673
Interest and other income, net..............................          655
                                                                 --------
Income before provision for income taxes....................       16,328
Provision for income taxes..................................        6,368
                                                                 --------
Net income..................................................        9,960
Other comprehensive income:
  Foreign currency translation..............................          184
                                                                 --------
Comprehensive income........................................     $ 10,144
                                                                 ========
Basic earnings per share....................................     $   0.35
                                                                 ========
Basic weighted-average common shares outstanding............       28,592
                                                                 ========
Diluted earnings per share..................................     $   0.33
                                                                 ========
Diluted weighted-average common and common equivalent shares
  outstanding...............................................       29,953
                                                                 ========

                                   EGL, INC.

     There were no significant unusual items, charges or adjustments recorded by EGL in the above statement of operations for the three months ended December 31, 1999.

                                                               THREE MONTHS
                                                                  ENDED
                                                               DECEMBER 31,
                                                                   1999
                                                               ------------
Cash flows from operating activities:
  Net income................................................     $  9,960
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation and amortization..........................        1,785
     Provision for doubtful accounts........................        1,141
     Deferred income tax expense............................           18
     Tax effect of stock options exercised..................        3,143
  Changes in assets and liabilities:
     Increase in trade accounts receivable..................      (21,654)
     Increase in other assets...............................       (2,103)
     Increase in accounts payable and accrued liabilities...        1,829
     Minority interest......................................          171
                                                                 --------
          Net cash used in operating activities.............       (5,710)
                                                                 --------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired.............       (1,190)
  Maturity of investments...................................       11,319
  Capital expenditures......................................       (3,880)
  Payment of contingent consideration for acquisition.......       (1,250)
  Other.....................................................          133
                                                                 --------
          Net cash provided by investing activities.........        5,132
                                                                 --------
Cash flows form financing activities:
  Proceeds from exercise of stock options...................        3,557
                                                                 --------
          Net cash provided by financing activities.........        3,557
                                                                 --------
Effect of exchange rate changes on cash.....................          184
                                                                 --------
Net increase in cash and cash equivalents...................        3,163
Cash and cash equivalents, beginning of period..............       35,175
                                                                 --------
Cash and cash equivalents, end of period....................     $ 38,338
                                                                 ========

     In addition, due to the method of combination of prior period financial statements, the accompanying consolidated statement of stockholders' equity for the year ended December 31, 1999 includes an adjustment to record all activity effecting stockholders' equity for EGL, Inc. for the quarter ended December 31, 1999. In addition to net income and effects of foreign currency translation of $9,960 and $184, respectively, which are described above, the adjustments for the quarter ended December 31, 1999 include:

Common stock:
  Exercise of stock options (351 shares)
Additional paid-in capital:
  Exercise of stock options.................................  $3,557
  Issuance of shares under stock purchase plan..............      (2)
  Tax benefit from exercise of stock options................   3,154
                                                              ------
          Total.............................................  $6,709
                                                              ======

                                 EXHIBIT INDEX

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          *2(i)          -- Agreement and Plan of Merger, dated as of July 2, 2000
                            among EGL, Inc., EGL Delaware I, Inc. and Circle
                            International Group, Inc. (Exhibit 2.1 to EGL's Current
                            Report on Form 8-K filed on July 5, 2000 and incorporated
                            herein by reference).
          *3(i)          -- Second Amended and Restated Articles of Incorporation of
                            EGL, as amended (filed as Exhibit 3(i) to EGL's Form
                            8-A/A filed with the Securities and Exchange Commission
                            on September 29, 2000 and incorporated herein by
                            reference).
          *3(ii)         -- Amended and Restated Bylaws of EGL, as amended (Exhibit
                            3(ii) to EGL's Form 10-Q for the fiscal quarter ended
                            June 30, 2000 and incorporated herein by reference).
        +*10.1           -- Long-Term Incentive Plan, as amended and restated
                            effective July 26, 2000 (filed as Exhibit 10(ii) to EGL's
                            Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2000 and incorporated herein by reference).
        +*10.2           -- 1995 Non-employee Director Stock Option Plan (filed as
                            Exhibit 10.2 to EGL's Registration Statement on Form S-1,
                            Registration No. 33-97606 and incorporated herein by
                            reference).
        +*10.3           -- 401(k) Profit Sharing Plan (filed as Exhibit 10.3 to
                            EGL's Registration Statement on Form S-1, Registration
                            No. 33-97606 and incorporated herein by reference).
        +*10.4           -- Circle International Group, Inc. 1994 Omnibus Equity
                            Incentive Plan (filed as Exhibit 10.11 to Annual Report
                            on Form 10-K of Circle (SEC File No. 0-8664) for the
                            fiscal year ended December 31, 1993 and incorporated
                            herein by reference).
        +*10.5           -- Amendment No. 1 to Circle International Group, Inc. 1994
                            Omnibus Equity Incentive Plan (filed as Exhibit 10.11.1
                            to Annual Report on Form 10-K of Circle (SEC File No.
                            9-8664) for the fiscal year ended December 31, 1995 and
                            incorporated herein by reference).
        +*10.6           -- Circle International Group, Inc. Employee Stock Purchase
                            Plan (filed as Exhibit 99.1 to the Registration Statement
                            on Form S-8 of Circle (SEC Registration No. 333-78747)
                            filed on May 19, 1999 and incorporated herein by
                            reference).
        +*10.7           -- Circle International Group, Inc. 1999 Stock Option Plan
                            (filed as Exhibit 99.1 to the Form S-8 Registration
                            Statement of Circle (SEC Registration No. 333-85807)
                            filed on August 24, 1999 and incorporated herein by
                            reference).
        +*10.8           -- Form of Nonqualified Stock Option Agreement for Circle
                            International Group, Inc. 2000 Stock Option Plan (filed
                            as Exhibit 4.8 to Post-Effective Amendment No. 1 on Form
                            S-8 to Registration Statement on Form S-4 (SEC
                            Registration No. 333-42310) filed on October 2, 2000 and
                            incorporated herein by reference).
         *10.9           -- Shareholders' Agreement dated as of October 1, 1994 among
                            EGL and Messrs. Crane, Swannie, Seckel and Roberts (filed
                            as Exhibit 10.4 to EGL's Registration Statement on Form
                            S-1, Registration No. 33-97606 and incorporated herein by
                            reference).
         *10.10          -- Form of Indemnification Agreement (filed as Exhibit 10.6 to EGL's Registration Statement on Form S-1, Registration
                            No. 33-97606 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.11          -- Credit Agreement dated January 5, 2001 between EGL, Bank of America, N.A., SouthTrust Bank, The Bank of
                            Tokyo-Mitsubishi, Ltd. and the other financial
                            institutions named therein.
        +*10.12          -- Employment Agreement dated as of October 1, 1996 between
                            EGL and James R. Crane (filed as Exhibit 10.7 to EGL's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1996 and incorporated herein by reference).
        +*10.13          -- Employment Agreement dated as of October 1, 1996 between
                            EGL and Douglas A. Seckel (filed as Exhibit 10.8 to EGL's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1996 and incorporated herein by reference).
        +*10.14          -- Employment Agreement dated as of September 24, 1998
                            between EGL and John C. McVaney (filed as Exhibit 10.9 to
                            EGL's Annual Report on Form 10-K for the fiscal year
                            ended September 30, 1998 and incorporated herein by
                            reference).
        +*10.15          -- Employment Agreement dated as of May 19, 1998 between EGL and Ronald E. Talley (filed as Exhibit 10.10 to EGL's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1998 and incorporated herein by reference).
        +*10.16          -- Employment Agreement dated as of October 19, 1999 between
                            EGL and Elijio Serrano (filed as Exhibit 10.11 to EGL's
                            Annual Report on Form 10-K for the fiscal year ended
                            September 30, 1999 and incorporated herein by reference).
        +*10.17          -- Employee Stock Purchase Plan, as amended and restated
                            effective July 26, 2000 (filed as Exhibit 10(iii) to
                            EGL's Quarterly Report on Form 10-Q for the quarter ended
                            September 30, 2000 and incorporated herein by reference).
         *10.18A         -- Lease and Development Agreement dated as of January 10,
                            1997 between Asset XI Holdings Company, L.L.C. and EGL
                            (filed as Exhibit 10 to EGL's Quarterly Report on Form
                            10-Q for the quarter ended December 31, 1996 and
                            incorporated herein by reference).
         *10.18B         -- Participation Agreement dated as of January 10, 1997
                            among Asset XI Holdings Company, L.L.C., EGL and Bank
                            One, Texas, N.A. (filed as Exhibit 10.10B to EGL's Annual
                            Report on Form 10-K for the fiscal year ended September
                            30, 1997 and incorporated herein by reference).
         *10.18C         -- Loan Agreement dated as of January 10, 1997 between Asset
                            XI Holdings Company, L.L.C. and Bank One, Texas, N.A.
                            (filed as Exhibit 10.10C to EGL's Annual Report on Form
                            10-K for the fiscal year ended September 30, 1997 and
                            incorporated herein by reference).
          10.18D         -- First Amendment to Participation Agreement, Lease and
                            Development Agreement, and Loan Agreement dated as of May
                            15, 1998 among Asset XI Holdings Company, L.L.C., Eagle
                            USA Airfreight, Inc. and Bank One, Texas, N.A.
         *10.19A         -- Master Lease and Development Agreement dated as of April
                            3, 1998 between Asset XVI Holdings Company, L.L.C. and
                            Eagle USA Airfreight, Inc. (filed as Exhibit 10(iii) A to
                            EGL's Quarterly Report on Form 10-Q to the quarter ended
                            June 30, 1998 and incorporated herein by reference).
         *10.19B         -- Master Participation Agreement dated as of April 3, 1998 among Asset XVI Holdings Company, L.L.C., Eagle USA
                            Airfreight, Inc. and Bank One, Texas, N.A. (filed as
                            Exhibit 10(iii) B to EGL's Quarterly Report on Form 10-Q
                            to the quarter ended June 30, 1998 and incorporated
                            herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         *10.19C         -- Loan Agreement dated as of April 3, 1998 between Asset
                            Holdings Company, L.L.C. and Bank One, Texas, N.A. (filed
                            as Exhibit 10(iii) C to EGL's Quarterly Report on Form
                            10-Q to the quarter ended June 30, 1998 and incorporated
                            herein by reference).
         *10.19D         -- Appendix I to Master Participation Agreement, Master
                            Lease and Development Agreement and Loan Agreement (filed
                            as Exhibit 10(iii) D to EGL's Quarterly Report on Form
                            10-Q to the quarter ended June 30, 1998 and incorporated
                            herein by reference).
          10.19E         -- First Amendment to Master Participation Agreement, Master
                            Lease and Development Agreement, and Loan Agreement dated
                            as of April 3, 1998 among Asset XVI Holdings Company,
                            L.L.C., Eagle USA Airfreight, Inc. and Bank One, Texas,
                            NA.
          10.19F         -- Amendment to Master Participation Agreement dated as of
                            April 1, 1999 among Asset XVI Holdings Company, L.L.C.,
                            Eagle USA Airfreight, Inc. and Bank One, Texas, N.A.
          10.19G         -- Second Amendment to Participation Agreement, Lease
                            Agreement and Loan Agreement dated as of October 20, 2000
                            among Asset XVI Holdings Company, L.L.C., EGL and Bank
                            One, NA.
        +*10.20          -- Consulting Agreement dated as of January 1, 1999 between
                            Zita Logistics, Ltd. and Circle International European
                            Holdings Limited (filed as Exhibit 10.4.3 to Circle's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 31, 1998 and incorporated herein by reference).
          21             -- Subsidiaries of EGL
          23.1           -- Consent of PricewaterhouseCoopers LLP
          23.2           -- Consent of Deloitte & Touche LLP

- ---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.