Form 10-Q
period 2001-03-31
EGL INC
filed 2001-05-15
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2001
                                                           --------------
                                       or

[ ]   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from        to
                                                          ------    -----


                         COMMISSION FILE NUMBER 0-27288

                                    EGL, INC.
             (Exact name of registrant as specified in its charter)

                   TEXAS                                     76-0094895
      -------------------------------                   -------------------
      (State or Other Jurisdiction of                      (IRS Employer
       Incorporation or Organization)                   Identification No.)

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

At May 1, 2001, the number of shares outstanding of the registrant's common stock was 47,501,028 (net of 1,161,125 treasury shares).

================================================================================

                                    EGL, INC.
                               INDEX TO FORM 10-Q


                                                                                                           PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of                                                         1
           March 31, 2001 and December 31, 2000

         Condensed Consolidated Statement of Operations for the Three                                       2
           Months ended March 31, 2001 and 2000

         Condensed Consolidated Statement of Cash Flows for                                                 3
           the Three Months ended March  31, 2001 and 2000

         Condensed Consolidated Statement of Stockholders'                                                  4
           Equity for the Three Months ended March  31, 2001

         Notes to Condensed Consolidated Financial Statements                                               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                                             10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        16

PART II. OTHER INFORMATION                                                                                 17

SIGNATURES                                                                                                 20


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)



                                                                                        MARCH 31,        DECEMBER 31,
                                                                                          2001               2000
                                                                                        ---------        ------------
                                     ASSETS
Current Assets:
    Cash and cash equivalents                                                           $  54,761         $  60,001
    Short-term investments                                                                 13,432            13,056
    Trade receivables, net of allowance of $12,889 and $14,115                            458,169           497,461
    Other receivables                                                                      11,450             9,626
    Deferred income taxes                                                                  30,599            17,167
    Other current assets                                                                   17,133            10,996
                                                                                        ---------         ---------
        Total current assets                                                              585,544           608,307
Property and equipment, net                                                               164,601           153,345
Investments in unconsolidated affiliates                                                   52,430            52,717
Goodwill, net                                                                              79,983            76,254
Other assets, net                                                                           9,947             9,123
                                                                                        ---------         ---------
        Total assets                                                                    $ 892,505         $ 899,746
                                                                                        =========         =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                       $ 132,908         $   3,429
    Trade payables and accrued transportation costs                                       224,769           260,802
    Accrued salaries and related costs                                                     25,547            29,068
    Accrued merger and integration costs                                                   19,586            24,976
    Other liabilities                                                                      49,354            54,027
                                                                                        ---------         ---------
        Total current liabilities                                                         452,164           372,302
Deferred income taxes                                                                      18,377            18,864
Long-term notes payable                                                                     1,372            91,051
Other noncurrent liabilities                                                               11,728             2,980
                                                                                        ---------         ---------
        Total liabilities                                                                 483,641           485,197
                                                                                        ---------         ---------
Minority interests                                                                         10,931            10,782
                                                                                        ---------         ---------
Commitments and contingencies (Note 7) Stockholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
    Common stock, $0.001 par value, 200,000 shares authorized;
      49,781 and 49,803 shares issued; 48,620 and 48,411 shares outstanding                    49                48
    Additional paid-in capital                                                            153,352           150,131
    Retained earnings                                                                     295,838           304,889
    Accumulated other comprehensive loss                                                  (32,100)          (27,729)
    Unearned compensation                                                                  (1,153)           (1,300)
    Treasury stock, 1,161 and 1,392 shares held                                           (18,053)          (24,195)
    Obligation to deliver common stock                                                         --             1,923
                                                                                        ---------         ---------
        Total stockholders' equity                                                        397,933           403,767
                                                                                        ---------         ---------

        Total liabilities and stockholders' equity                                      $ 892,505         $ 899,746
                                                                                        =========         =========


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                               Three Months Ended
                                                                                    March 31,
                                                                            -------------------------
                                                                              2001            2000
                                                                            ---------       ---------
Revenue                                                                     $ 422,319       $ 404,912
Cost of transportation                                                        263,129         243,210
                                                                            ---------       ---------
      Net revenues                                                            159,190         161,702

Operating expenses:
      Personnel costs                                                          94,541          90,517
      Other selling, general and administrative expenses                       71,413          58,382
      Merger related restructuring and integration costs (Note 5)               7,545
                                                                            ---------       ---------
Operating income (loss)                                                       (14,309)         12,803
Nonoperating income (expense), net                                               (961)            975
                                                                            ---------       ---------
Income (loss) before provision (benefit) for income taxes                     (15,270)         13,778
Provision (benefit)for income taxes                                            (6,219)          5,322
                                                                            ---------       ---------
Net income (loss)                                                           $  (9,051)      $   8,456
                                                                            =========       =========

Basic earnings (loss) per share                                             $   (0.19)      $    0.18
Basic weighted-average common shares outstanding                               47,081          46,306

Diluted earnings (loss) per share                                           $   (0.19)      $    0.18
Diluted weighted-average common equivalent
      shares outstanding                                                       47,081          47,713


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                      -------------------------
                                                                                        2001            2000
                                                                                      ---------       ---------
Cash flows from operating activities:
     Net income (loss)                                                                $  (9,051)      $   8,456
     Adjustments to reconcile net income (loss) to net cash used by operation activities

        Depreciation and amortization                                                     7,176           7,170
        Provision for doubtful accounts, net of write offs                               (1,226)          1,995
        Amortization of unearned compensation                                               147             146
        Deferred income tax expense (benefit)                                           (13,919)             74
        Tax effect of stock options exercised                                             1,284             776
        Equity in earnings (losses) of affiliates, net of dividends received                287              40
        Minority interests, net of dividends paid                                           149             (55)
        Other                                                                              (674)           (413)
        Net effect of changes in working capital                                         (9,155)         12,559
                                                                                      ---------       ---------
Net cash provided by (used in) operating activities                                     (24,982)         30,748
                                                                                      ---------       ---------

Cash flows from investing activities:
        Capital expenditures                                                            (17,327)        (16,622)
        Proceeds from sales/maturities of  marketable securities                             --           5,901
        Proceeds from sales of other assets                                                  --             911
        Net proceeds from sales (purchases) of short-term investments                      (376)          4,702
        Acquisitions of businesses, net of cash acquired                                   (639)        (23,270)
        Cash from newly consolidated subsidiary                                              --           5,582
        Other                                                                                --            (133)
                                                                                      ---------       ---------
Net cash used in investing activities                                                   (18,342)        (22,929)
                                                                                      ---------       ---------

Cash flows from financing activities:
        Increase in borrowings on notes payable                                          39,799           1,489
        Issuance of common stock, net of related costs                                      717           4,203
        Proceeds from exercise of stock options                                           1,938             702
        Treasury stock purchases                                                             --          (1,695)
        Dividends paid                                                                       --          (2,360)
                                                                                      ---------       ---------
Net cash provided by financing activities                                                42,454           2,339
                                                                                      ---------       ---------

Effect of exchange rate changes on cash                                                  (4,370)            538
                                                                                      ---------       ---------

Increase (decrease) in cash and cash equivalents                                         (5,240)         10,696
Cash and cash equivalents, beginning of the period                                       60,001          78,685
                                                                                      ---------       ---------

Cash and cash equivalents, end of the period                                          $  54,761       $  89,381
                                                                                      =========       =========

      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                  Common stock   Additional            Compre-   Accumulated    Obligation to
                 --------------    paid-in   Retained  hensive  other compre-  deliver common    Unearned
                 Shares  Amount    capital   earnings  (loss)   hensive loss       stock       Compensation  Treasury stock  Total
                 ------  ------  ----------  --------  -------  -------------  --------------  ------------  --------------  -----
Balance at
December 31,
2000              48,411    $48    $150,131  $304,889             $(27,729)         $1,923       $(1,300)      $(24,195)   $403,767

Comprehensive
income:

Net loss                                       (9,051) $ (9,051)                                                             (9,051)

Change in value
of marketable
securities, net                                              (26)      (26)                                                     (26)

Foreign currency
translation
adjustments                                               (4,345)   (4,345)                                                  (4,345)
                                                        --------
Comprehensive
loss                                                    $(13,422)
                                                        ========
Issuance of
shares under
stock purchase
plan                                                                                                                717         717

Issuance of
common stock
for acquisition                                                                     (1,923)                       5,425       3,502

Exercise of stock
options,
including tax
benefit              209      1       3,221                                                                                   3,222

Amortization of
unearned
compensation                                                                                         147                        147
                  ------    ---    --------  --------             --------          ------       -------       --------    --------

Balance at
March 31,
2001              48,620    $49    $153,352  $295,838             $(32,100)         $   --       $(1,153)      $(18,053)   $397,933
                  ======    ===    ========  ========             ========          ======       =======       ========    ========


      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No.0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at March 31, 2001 and the results of its operations for the three months ended March 31, 2001. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for EGL's full fiscal year.

NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

         EGL is an international transportation and logistics company. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The Company provides services through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. In October 2000, the Company acquired Circle International Group, Inc. (Circle) in a merger transaction and expanded its operations to over 100 countries on six continents (Note 4). The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (Note
8).

         The Company has reclassified certain prior period amounts to conform with the current period presentation.

NOTE 2 - EARNINGS PER SHARE:

         Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company had outstanding for the periods presented. Incremental shares of 1.4 million were used in the calculation of diluted earnings per share for the three months ended March 31, 2000. No shares related to options were included in diluted earnings per share for the three months ended March 31, 2001 because their effect would have been antidilutive as the Company incurred a net loss during that period.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of FASB Statement No. 133". SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and on the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company adopted SFAS 133 during the three months ended March 31, 2001, and it did not have a material impact on its results of operations and financial position.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


NOTE 4 - BUSINESS COMBINATIONS:

         On October 2, 2000, EGL completed its merger with Circle pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of July 2, 2000. EGL issued approximately 17.9 million shares of EGL common stock in exchange for all issued and outstanding shares of Circle common stock and assumed Circle options exercisable for approximately 1.1 million shares of EGL common stock. The exchange ratio of one share of EGL common stock for each share of Circle common stock was determined by arms-length negotiations between EGL and Circle. The merger qualified as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes as such, the Company's financial statements have been restated to include the operations of Circle for all periods presented.

NOTE 5 - MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS:

     Transaction and integration costs

         As a result of the merger with Circle, as discussed in Note 4, the Company paid $7.8 million of transaction and integration costs during the three months ended March 31, 2001 of which $3.4 million was accrued as of December 31, 2000. Integration costs of approximately $4.4 million incurred and expensed during the three months ended March 31, 2001 included personnel costs for redundant employees at the former Circle's headquarters, the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world, and other integration costs.

     Restructuring charges

         During the fourth quarter of 2000, the Company established a plan (the Reorganization Plan or the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities as a result of the merger. The principal components of the Reorganization Plan involve the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made for remaining future lease obligations, it is anticipated that the terms of the Plan will be substantially completed by the end of the third quarter of 2001.

         The charges incurred under the Reorganization Plan for the three months ended March 31, 2001 and the remaining portion of the unpaid charges as of March 31, 2001 are as follows:

                                                           Accrued          Income                            Accrued
                                                          liability        statement                         liability
                                                         December 31,       charge                           March 31,
                                                             2000           Q1 2001         Payments            2001
                                                         ------------      ---------        --------         ---------

(in thousands)

Severance costs                                           $  6,267          $  3,091        $ (4,311)        $  5,047
Future lease obligations                                    10,063                --            (660)           9,403
Termination of joint venture/agency agreements               5,212                --             (76)           5,136
                                                          --------          --------        --------         --------
                                                          $ 21,542          $  3,091        $ (5,047)        $ 19,586
                                                          ========          ========        ========         ========

                                    EGL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Severance costs

         Severance costs have been recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations who were terminated or notified of their termination under the Plan prior to December 31, 2000. At December 31, 2000 approximately 60 of the 150 employees included in the Reorganization Plan were no longer employed by the Company. The termination of substantially all of the remaining 90 employees occurred in the first quarter of 2001 and severance costs of approximately $2.9 million were recorded.

         Also, during January 2001 the Company announced an additional reduction in the Company's workforce of approximately 125 additional employees. The charge for this workforce reduction is approximately $0.1 million and was recorded during the first quarter of 2001.

     Future lease obligations

         Future lease obligations consist of the Company's remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company is in the process of vacating and consolidating due to excess capacity resulting from the Company having multiple facilities in certain locations. Amounts recorded for future lease obligations under the Plan are net of approximately $28.0 million in anticipated future recoveries from actual or expected sublease agreements. Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed as of December 31, 2000 or are likely to be executed during the first half of 2001.

           The provisions of the Plan include the consolidation of facilities at approximately 80 of the Company's operating locations. As of March 31, 2001 consolidation of facilities has been completed at 19 of these locations with the remaining locations expected to be completed by the fourth quarter of 2001. In addition, the Company expects further consolidation at some of its other locations in the future. Costs for the consolidation at these locations has not been included in the Plan as of March 31, 2001 as the Company has not yet been able to determine the estimated consolidation dates for these facilities. It is expected that the plans to consolidate these locations will be finalized during the first half of 2001. All lease costs for facilities being consolidated are charged to operations until the date that the Company vacates each facility. The charges recorded under the Plan include provisions for closing Circle's logistics facility in Los Angeles, California.

     Termination of joint venture/agency agreements

         Costs to terminate joint venture/agency agreements represent contractually obligated costs incurred to terminate selected joint venture/agency agreements with certain of the Company's former business partners along with assets that are not expected to be fully recoverable as a result of the Company's decision to terminate these agreements. In conjunction with the Company's Reorganization Plan, the Company is currently terminating certain of its joint venture/agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa.

NOTE 6 - REVOLVING CREDIT FACILITY:

         On January 5, 2001, the Company entered into an agreement (the Credit Facility) with various financial institutions, with the Bank of America, N.A. (the Bank) serving as administrative agent, to replace its then - existing credit facility. The Credit Facility provides a $150 million revolving line of credit and includes a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The Credit Facility matures on January 5, 2004.

                                    EGL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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

         As of March 31, 2001 the Company's results did not satisfy the requirements of certain of these covenants. The Company has received a waiver letter from the banks to waive the event of default until June 30, 2001. The Company and the banks intend to enter into discussions to determine if they can agree by June 30, 2001, on mutually acceptable terms for the banks to continue to provide credit under the Credit Facility to the Company. Although the Company fully expects to be able to reach an agreement with the banks, There can be no assurance the Company will be successful in its negotiations; therefore, the debt has been classified as short-term.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

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

         On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation. That motion was granted by the Court in Philadelphia on January 31, 2001 and could allow claims to be brought with respect to a class of individuals. In addition, the Philadelphia Court also granted EGL's motion that the case be transferred to the United States District Court for the Southern District of Texas -- Houston Division where EGL had previously initiated litigation against the EEOC due to what EGL believes to have been inappropriate practices by the EEOC in the issuance of the Commissioner's Charge and in the subsequent investigation. EGL intends to continue to

                                    EGL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

vigorously pursue its lawsuit against the EEOC alleging agency bias and misconduct. EGL is currently in the midst of active discovery on this matter and will be requesting an appropriate remedy from the Court.

         The Company intends to continue to vigorously defend itself against the allegations made by the EEOC, as well as the private plaintiffs. The Company has recognized a pre-tax charge of $7.5 million in its consolidated statement of operations during the year ended December 31, 2000 for the expected cost of its litigation efforts related to this matter. The Company currently expects to prevail in its defense of this matter. There can be no assurance, however, as to what the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II, Item 1. Legal Proceedings."

NOTE 8 - BUSINESS SEGMENT INFORMATION:

         EGL's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding EGL's operations by region is summarized below.



(in thousands)
                                                                           Europe &        Asia &
                                            North           South           Middle          South
                                           America         America          East           Pacific      Eliminations   Consolidated
                                          ---------       ---------       ---------       ---------     ------------   ------------
Three months ended March 31, 2001:
   Total revenue                          $ 272,775       $  16,125       $  59,084       $  87,536      $ (13,201)     $ 422,319
   Transfers between regions                 (5,969)         (1,154)         (3,429)         (2,649)        13,201
                                          ---------       ---------       ---------       ---------      ---------      ---------
   Revenues from customers                $ 266,806       $  14,971       $  55,655       $  84,887      $      --      $ 422,319
                                          =========       =========       =========       =========      =========      =========
   Net revenue                            $ 108,662       $   3,475       $  26,441       $  20,612                     $ 159,190
                                          =========       =========       =========       =========                     =========
   Income (loss) from operations          $ (23,380)      $    (257)      $   2,633       $   6,695                     $ (14,309)
                                          =========       =========       =========       =========                     =========

Three months ended March 31, 2000:
   Total revenue                          $ 266,281       $  10,037       $  51,817       $  84,498      $  (7,721)     $ 404,912
   Transfers between regions                 (1,987)           (921)         (2,218)         (2,595)         7,721
                                          ---------       ---------       ---------       ---------      ---------      ---------
   Revenues from customers                $ 264,294       $   9,116       $  49,599       $  81,903      $      --      $ 404,912
                                          =========       =========       =========       =========      =========      =========
   Net revenue                            $ 115,793       $   3,607       $  23,239       $  19,063                     $ 161,702
                                          =========       =========       =========       =========                     =========
   Income (loss) from operations          $   7,605       $    (598)      $   3,231       $   2,565                     $  12,803
                                          =========       =========       =========       =========                     =========


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

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors which have affected certain aspects of the Company's financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-27288).

RESULTS OF OPERATIONS

         EGL's principal services are international air freight forwarding, ocean freight forwarding, and customs brokerage and other value-added logistics services. The following table provides the revenue and net revenue attributable to EGL's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect shipments) includes the cost of transporting such freight, whereas net revenue does not. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services, includes only the fees or commissions for these services. A comparison of net revenue best measures the relative importance of EGL's principal services.

         The following table presents certain statement of operations data for the periods indicated


                                                                 Three Months Ended March 31,
                                                --------------------------------------------------------------
                                                           2001                                2000
                                                ---------------------------         --------------------------
                                                                     % of                               % of
                                                  Amount           Revenues           Amount          Revenues
                                                ---------         ---------         ---------        ---------
                                                               (in thousands, except percentages)
Revenues:
     Air freight forwarding                     $ 327,289              77.5         $ 315,916             78.0
     Ocean freight forwarding                      44,021              10.4            40,449             10.0
     Customs brokerage and other                   51,009              12.1            48,547             12.0
                                                ---------         ---------         ---------        ---------
Revenues                                        $ 422,319             100.0         $ 404,912            100.0
                                                =========         =========         =========        =========


                                                                   % of Net                           % of Net
                                                  Amount           Revenues           Amount          Revenues
                                                ---------         ---------         ---------        ---------

Net revenues:
     Air freight forwarding                     $  95,317              59.9         $ 105,053             65.0
     Ocean freight forwarding                      12,864               8.1            12,176              7.5
     Customs brokerage and other                   51,009              32.0            44,473             27.5
                                                ---------         ---------         ---------        ---------
Net revenues                                    $ 159,190             100.0         $ 161,702            100.0
                                                =========         =========         =========        =========

Operating expenses:
     Personnel costs                               94,541              59.4            90,517             55.9
     Other selling, general and
             administrative expenses               71,413              44.9            58,382             36.1
     Merger related, restructuring
               and integration costs                7,545               4.7                --               --
                                                ---------         ---------         ---------        ---------

Operating income (loss)                           (14,309)              9.0            12,803              8.0
Nonoperating income (expense), net                   (961)              0.6               975              0.6
Net income (loss)                               $  (9,051)               --         $   8,456              5.2
                                                =========         =========         =========        =========

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS -- (CONTINUED)


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Revenue. Revenue increased $17.4 million, or 4.3%, to $422.3 million in the three months ended March 31, 2001 compared to $404.9 million in the three months ended March 31, 2000 primarily due to increases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, decreased $2.5 million, or 1.5%, to $159.2 million in the three months ended March 31, 2001 compared to $161.7 million in the three months ended March 31, 2000 due to a decrease in air freight forwarding net revenue.

     Air freight forwarding revenue. Air freight forwarding revenue increased $11.4 million, or 3.6%, to $327.3 million in the three months ended March 31, 2001 compared to $315.9 million in the three months ended March 31, 2000 primarily as a result of volume increases in Asia Pacific and North America and, to a lesser extent, Europe. Air freight forwarding net revenue decreased $9.8 million, or 9.3%, to $95.3 million in the three months ended March 31, 2001 compared to $105.1 million in the three months ended March 31, 2000. The air freight forwarding margin declined to 29.1% for the three months ended March 31, 2001 compared to 33.3% for the three months ended March 31, 2000 primarily due to a softening of the U.S. economy primarily in the technology and automotive industries and the resulting shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins, but with a similar cost structure.

     Ocean freight forwarding revenue. Ocean freight forwarding revenue increased $3.6 million, or 8.9%, to $44.0 million in the three months ended March 31, 2001 compared to $40.4 million in the three months ended March 31, 2000, while ocean freight forwarding net revenue increased $0.7 million, or 5.7%, to $12.9 million in the three months ended March 31, 2001 compared to $12.2 million in the three months ended March 31, 2000. The increases were principally due to volume increases in South America and Europe. The ocean freight forwarding margin declined to 29.2% in the three months ended March 31, 2001 compared to 30.1% in the three months ended March 31, 2000 primarily due to the conversion of direct shipments to consolidations and higher carrier costs.

     Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, increased $2.5 million, or 5.2%, to $51.0 million in the three months ended March 31, 2001 compared to $48.5 million in the three months ended March 31, 2000, while net customs brokerage and other revenue increased $6.5 million, or 14.6%, to $51.0 million in the three months ended March 31, 2001 compared to $44.5 million in the three months ended March 31, 2000. Customs brokerage revenue increased due to increased inbound traffic in North America and Asia Pacific. Warehousing and distribution revenues increased in North America as a result of expanded warehousing facilities and new projects with major customers.

     Operating expenses. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $4.0 million, or 4.4%, to $94.5 million in the three months ended March 31, 2001 compared to $90.5 million in the three months ended March 31, 2001. As a percentage of net revenue, personnel costs were 59.4% in the three months ended March 31, 2001 compared to 55.9% in the three months ended March 31, 2000. This increase was due to increased staffing needs associated with the opening of new terminals, the effect of acquisitions, expanded operations at existing terminals and increased commissions resulting from higher revenues and expanded corporate infrastructure.

     Our history of rapid revenue growth has historically required us to grow our headcount at a fast pace to match the level of activity to maintain our high level of customer service. When freight shipments began to slow during the first quarter of 2001, we attempted to alleviate the impact of the slowdown by implementing a furlough program in March 2001. With no strong signs of a near-term economic rebound, we plan to reduce our headcount to bring it in line with activity levels during the second quarter of 2001.

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS -- (CONTINUED)


     During the first quarter of 2001 and through May 5, 2001, over 450 regular full-time and contract employees were released, including the former Circle headquarters employees. We have initiated plans to further reduce headcount by an additional 400 regular full-time employees. The majority of these reductions are in the United States and, in total, represent approximately 15% of EGL's U.S. workforce.

     Other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, increased $13.0 million, or 22.3%, to $71.4 million in the three months ended March 31, 2001 compared to $58.4 million in the three months ended March 31, 2000. As a percentage of net revenue, other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, were 44.9% in the three months ended March 31, 2001 compared to 36.1% in the three months ended March 31, 2000. This increase is due to an overall increase in the level of our activities during 2000 and the first quarter of 2001 without the corresponding net revenue growth in the first quarter of 2001 due to the shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins, but with a similar cost structure.

     Nonoperating income (expense), net. For the three months ended March 31, 2001, we had nonoperating expense, net of $1.0 million compared to nonoperating income, net of $1.0 million for the three months ended March 31, 2000. The $2.0 million change is due to a lower level of interest income resulting from reduced short-term investments that were liquidated to fund expansion activity and higher interest expense from increased borrowings.

     Effective tax rate. The effective income tax rate for the three months ended March 31, 2001 was 40.7% compared to 38.6% for the three months ended March 31, 2000. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Cash used in operating activities. Net cash used in operating activities was $25.0 million in the three months ended March 31, 2001 compared to cash provided by operating activities of $30.7 million in the three months ended March 31, 2000. The decrease in the three months ended March 31, 2001 was primarily due to the loss incurred in the three months ended March 31, 2001 and transaction, integration and restructuring costs paid in the first quarter of 2001 as discussed under "Other factors affecting our liquidity and capital resources."

     Cash used in investing activities. Cash used in investing activities in the three months ended March 31, 2001 was $18.3 million compared to $22.9 million in the three months ended March 31, 2000. We incurred capital expenditures of $17.3 million during the three months ended March 31, 2001. These expenditures were mainly due to information technology initiatives and general facilities expansion in North America. Cash paid for acquisitions in the three months ended March 31, 2001, net of cash acquired, was $0.6 million.

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS -- (CONTINUED)


     Cash provided by financing activities. Cash provided by financing activities in the three months ended March 31, 2001 was $42.5 million compared to $2.3 million in the three months ended March 31, 2000. Notes payable increased $39.8 million due primarily to a $49.4 million increase in the revolving line of credit, which had a balance of $130.4 million at March 31, 2001 compared to $81.0 million at December 31, 2000. Proceeds from the exercise of stock options were $1.9 million in the three months ended March 31, 2001 compared to $0.7 million in the three months ended March 31, 2000.

Other factors affecting our liquidity and capital resources

     Transaction, restructuring and integration costs. As a result of the merger with Circle, the Company paid $7.8 million of transaction and integration costs during the three months ended March 31, 2001 of which $3.4 million was accrued as of December 31, 2000. Integration costs of approximately $4.4 million incurred and expensed during the three months ended March 31, 2001 included personnel costs for redundant employees at the former Circle's headquarters, the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world, and other integration costs.

         During the fourth quarter of 2000, the Company established a plan (the Reorganization Plan or the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities as a result of the merger. The principal components of the Reorganization Plan involve the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations.

         The charges incurred under the Reorganization Plan for the three months ended March 31, 2001 include severance cost of approximately $2.9 million for the termination of substantially all of the remaining 90 employees at the former Circle headquarters. Also, during January 2001 we announced an additional reduction in our workforce of approximately 125 additional employees. The charge for this workforce reduction is approximately $0.1 million and was recorded during the first quarter of 2001.

     Credit agreements. In January 2001, we entered into a new credit agreement with several banks with respect to a $150 million revolving line of credit. The revolving line of credit provides a $150 million revolving line and includes a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The revolving line of credit terminates in January 2004. For each tranche of principal obtained under the revolving line of credit, we elect an interest rate based on either LIBOR plus an applicable margin based on a ratio of consolidated debt to consolidated earnings before interest, taxes, depreciation and amortization, known as EBITDA (a LIBOR Tranche) or the greater of the prime rate announced by Bank of America, N.A. or the federal funds rate plus 50 basis points (a Prime Rate Tranche). The interest for a LIBOR Tranche is due at the earlier of three months from inception of the LIBOR Tranche, as selected by us, or the expiration of the LIBOR Tranche, whichever is earlier. The interest for a Prime Rate Tranche is due quarterly.

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

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS -- (CONTINUED)


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

     As of March 31, 2001, our results did not satisfy the requirements of certain of these covenants. On May 15, 2001, we received a waiver letter from the banks to waive the event of default until June 30, 2001. EGL and the banks intend to enter into discussions to determine if we can agree by June 30, 2001, on mutually acceptable terms for the banks to continue to provide credit under the Credit Facility to us. Although the Company fully expects to be able to reach agreement with the banks, there can be no assurance we will be successful in our negotiations; therefore, the debt has been classified as short-term.

     As of April 30, 2001, $126.3 million was outstanding under the revolving line of credit. The terms of the revolving credit facility would permit borrowings thereunder to be used to finance future acquisitions, joint venture operations or capital expenditures or for other corporate purposes. We believe that operating cash flows, our current financial structure and borrowing capacity will be adequate to fund our operations and finance capital expenditures and acquisitions over the coming year.

     Bank lines of credit and letters of credit. We maintain a $10 million bank line of credit, in addition to the $30 million sublimit under our revolving line of credit, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At March 31, 2001, we were contingently liable for approximately $19.5 million, under outstanding letters of credit and guarantees related to these obligations. Our ability to borrow under bank lines of credit and to maintain bank letters of credit is subject to the limitations on additional indebtedness contained in our revolving line of credit discussed above.

     Agreement with charter airlines. We currently have agreements with certain charter airlines which provide us with full access to regularly scheduled chartered aircraft on a monthly basis. These agreements contain guaranteed monthly minimum use requirements of the aircraft by us. Certain of these agreements contain provisions which allow for early termination or modification of the agreements to provide for an increase in or reduction of the amount of aircraft available for our use at our discretion. One of these charter agreements is with Miami Air International, Inc., a related party. Based on the charter agreements presently in place and aircraft presently being used, we expect to incur average minimum guaranteed charges of approximately $6.4 million, $3.0 million and $0.4 million on a monthly basis under these charter agreements during the years ended December 31, 2001, 2002 and 2003, respectively. These charter agreements are generally cancelable with a minimum notice period. We are currently negotiating with several industry partners to outsource all of our dedicated leased planes before the end of 2001 to increase our flexibility and enhance our cost structure.

     Operating lease agreements. On January 10, 1997, we entered into a five-year operating lease agreement with two unrelated parties for financing the construction of our Houston terminal, warehouse and headquarters facility (the "Houston facility"). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR plus 145 basis points beginning on July 1, 1998 through January 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on January 2, 2002. As of March 31, 2001, the lease balance was approximately $8.1 million.

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS -- (CONTINUED)


     On April 3, 1998, we entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by us. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations continue for a term of 52 months and currently approximate $150,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due at the end of each lease term. Construction began during 1999 on five terminal facilities. As of March 31, 2001, the aggregate lease balance was approximately $15.3 million under the master operating lease agreement.

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

     Commitments to construct warehouse and terminal facilities. As of March 31, 2001, we had entered into commitments to construct warehouse and terminal facilities for an aggregate cost of approximately $18.6 million. Payment for the construction of the facilities is being made from cash balances. Construction of the facilities is estimated to be completed during 2001.

     Stock options. As of March 31, 2001, we had outstanding non-qualified stock options to purchase an aggregate of 5.8 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $0.83 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the three months ended March 31, 2001 of non-qualified stock options to purchase an aggregate of 0.2 million shares of common stock, we are entitled to a federal income tax deduction of approximately $3.4 million. We have recognized a reduction of our federal and state income tax liability of approximately $1.3 million in the three months ended March 31, 2001. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", the Company has received a Letter of Determination and Conciliation Proposal from the EEOC relating to the Commissioner's Charge described in that section. Following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed in Philadelphia, Pennsylvania by three former EGL employees and one individual who had unsuccessfully applied for a position. Four additional plaintiffs joined the suit in late July 2000. The lawsuit alleges discrimination and adopts in their

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS -- (CONTINUED)

entirety the EEOC's conclusions. Although the named plaintiffs on the Philadelphia lawsuit seek to represent a class of individuals, no class action has yet been approved by the Court, although the EEOC has been allowed to intervene, which could allow claims to be brought with respect to a class of individuals. The lawsuit seeks unspecified damages. Any relief sought in these lawsuits would be in addition to and not limited by the relief sought by the EEOC. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity.

RELATED PARTY TRANSACTIONS

         In connection with the Miami Air investment, we entered into an aircraft charter agreement with Miami Air. Under this agreement Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to us for a three-year term. We issued a $7.0 million standby letter of credit in favor of certain creditors of Miami Air to enhance Miami Air's borrowing capacity to assist in this aircraft conversion. Miami Air has agreed to pay us an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse us for any payments owed by us in respect of the letter of credit.

         Additionally, during the three months ended March 31, 2001, we paid Miami Air $2.2 million under the aircraft charter agreement. There were no unpaid balances related to this agreement as of March 31, 2001. Additionally, Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman, President and CEO) and Mr. Hevrdejs (a director of the Company) are obligated to purchase up to approximately $1.7 million and $.5 million, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. The Company and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. The Series A preferred stock, if issued, will (i) not be convertible, will have a 15.0% annual dividend rate and will be mandatorily redeemable in July 2006 or upon the prior occurrence of specified events.

         In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane. On October 30, 2000, our Board of Directors approved a change in this arrangement whereby we would reimburse Mr. Crane for the $112,000 monthly lease obligation and other related costs on this aircraft and we would bill Mr. Crane for any use of this aircraft unrelated to company business on an hourly basis. For the three months ended March 31, 2001, we reimbursed Mr. Crane for $0.4 million in monthly lease payments and related costs on the aircraft.

         The Company subleases a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by Mr. Crane. Rental income was approximately $0.1 million for the three months ended March 31, 2001. In addition the Company billed this customer approximately $75,000 for freight forwarding services for the three months ended March 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

         See Note 3 of the notes to condensed consolidated financial statements and management's discussion and analysis of new accounting pronouncements for a description.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in exposure to market risk from that discussed in EGL's Annual Report on Form 10-K for the year ended December 31, 2000.

                                    EGL, INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In December 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge against us and some of our subsidiaries (the "Commissioner's Charge") pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended (Title VII). In the Commissioner's Charge, the EEOC charged us and some of our subsidiaries with violations of
Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (1) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (2) failures to investigate, (3) failures to maintain proper records and
(4) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

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

         The Conciliation Proposal "invites [EGL] to actively engage in conciliation to resolve this matter," and proposes certain monetary and non-monetary remedies to "serve to facilitate confidential discussions which, hopefully, will eventuate in an appropriate settlement." That proposed relief includes (1) backpay and benefits for a class of minorities in the amount of $6,000,000 (this is a $950,000 reduction from the amount claimed under the preliminary assessment), (2) compensation for certain incumbent minorities and women who were allegedly underpaid relative to white male counterparts in the amount of $5,000,000, (3) compensation for certain minority and female employees who were allegedly not promoted at rates comparable to their respective employment rates in the amount of $2,950, 000, and (4) financial compensation for certain other employees as a result of alleged "disparate discipline" in the amount of $745, 000, all of which is exclusive of interest, compensatory and punitive damages and costs.

         The specific monetary relief as outlined above is $950,000 less than that amount proposed in its preliminary assessment. The Conciliation Proposal stated, however, that "the EEOC agreed that his claim [for monetary relief] could be resolved for $20,000,000." The EEOC also sought non-monetary relief, including hiring 244 minority employees, certain upward adjustments to salaries, reinstatement of up to 15 employees and required promotion of 30 employees. The Conciliation Proposal also sought other non-monetary relief, including (1) reformation of our policies and practices with respect to record keeping, recruiting, hiring and placement, reinstatement, promotion and transfer, and corporate governance, (2) revision of certain job descriptions, (3) institution of employee and supervisory training, and (4) the institution of specified procedures and steps with respect to such matters.

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

                                    EGL, INC.


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

         The lawsuit seeks unspecified damages that are not limited by the relief sought by the EEOC in the Conciliation Proposal. Because the lawsuit is essentially based upon the contested EEOC allegations described above, we fully intend to defend ourselves in both matters but would consider a settlement with both the plaintiffs and the EEOC that we believe is reasonable in both monetary and non-monetary terms. We initiated a mediation process with both the EEOC and the plaintiffs in the lawsuit in a effort to resolve this matter but results to date have been unsuccessful. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and relate issues or the degree of any adverse effect these matters may have onus and our financial condition and results of operation. A substantial settlement payment or judgment could result in a significant decrease in working capital and liquidity. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations " and note 7 of the notes to our condensed consolidated financial statements for a discussion of commitments and contingencies.

         From time to time we are a party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation and are not aware of any litigation threatened against us, which we believe would have a material adverse effect on our business.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS
           NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
           NONE

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS
           NONE

ITEM 5. OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the Circle merger; accounting treatment of the merger; the expected completion and/or effects of the Reorganization Plan; the termination of joint venture/agency agreements and the Company's ability to recover assets in connection therewith; the Company's plans to reduce costs (including the scope, timing, impact and effects thereof); past and planned headcount reductions (including the scope, timing, impact and effects thereof); potential annualized cost savings; changes in the Company's dedicated charter fleet strategy (including the scope, timing, impact and effects thereof); the Company's plans to outsource leased planes, the Company's ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof), the Company's ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company's services to domestic and global economic conditions; cost management efforts;

                                    EGL, INC.


expected growth; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge or other litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.

         The Company's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Circle merger, including the integration of its systems, operations and other businesses; the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation (including the results and outcome of the Commissioner's Charge); the Company's vulnerability to general economic conditions and dependence on its principal customers; the control by the Company's principal shareholder; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission including those detailed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" in the Company's Form 10-K for the year ended December 31, 2000. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      EXHIBITS.

         None

(b)      REPORTS ON FORM 8-K.

         EGL did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                    EGL, INC.



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



                                                            EGL, INC.
                                                     --------------------------
                                                          (Registrant)



Date:  May 15, 2001                                  BY: /s/ James R. Crane
                                                    ---------------------------
                                                          James R. Crane
                                                      Chairman, President and
                                                      Chief Executive Officer


Date:  May 15, 2001                                  BY: /s/ Elijio V. Serrano
                                                    ---------------------------
                                                          Elijio V. Serrano
                                                      Chief Financial Officer