Form 10-Q
period 2001-06-30
EGL INC
filed 2001-08-14
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2001 or

     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to _____


                         COMMISSION FILE NUMBER 0-27288

                                    EGL, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                    76-0094895
-------------------------------------      -------------------------------------
   (State or Other Jurisdiction of           (IRS Employer Identification No.)
   Incorporation or Organization)


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

At August 1, 2001, the number of shares outstanding of the registrant's common stock was 48,822,986 (net of 1,161,125 treasury shares).

================================================================================

                                   EGL, INC.
                               INDEX TO FORM 10-Q


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of                            1
           June 30, 2001 and December 31, 2000

         Condensed Consolidated Statement of Operations for the Six            2
           Months ended June 30, 2001 and 2000

         Condensed Consolidated Statement of Operations for the Three          3
           Months ended June 30, 2001 and 2000

         Condensed Consolidated Statement of Cash Flows for                    4
           the Six Months ended June 30, 2001 and 2000

         Condensed Consolidated Statement of Stockholders'                     5
           Equity for the Six Months ended June 30, 2001

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                                13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           22

PART II. OTHER INFORMATION                                                    22

SIGNATURES                                                                    27

INDEX TO EXHIBITS                                                             28

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                   EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PAR VALUES)



                                                                                   JUNE 30,     DECEMBER 31,
                                                                                     2001           2000
                                                                                 ------------   ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents ..................................................   $  51,680      $  60,001
    Short-term investments .....................................................       5,878         13,056
    Trade receivables, net of allowance of $11,525 and $14,115 .................     418,814        497,461
    Other receivables ..........................................................       7,975          7,498
    Deferred income taxes ......................................................      20,426         17,167
    Income tax receivable ......................................................      18,574          2,128
    Other current assets .......................................................       9,945         10,996
                                                                                   ---------      ---------
        Total current assets ...................................................     533,292        608,307
Property and equipment, net ....................................................     172,255        153,345
Investments in unconsolidated affiliates .......................................      47,357         52,717
Goodwill, net...................................................................      76,810         76,254
Other assets, net ..............................................................       9,004          9,123
                                                                                   ---------      ---------
        Total assets ...........................................................   $ 838,718      $ 899,746
                                                                                   =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable ..............................................................   $ 130,628      $   3,429
    Trade payables and accrued transportation costs ............................     223,364        260,802
    Accrued salaries and related costs .........................................      27,691         29,068
    Accrued merger and integration costs (Note 6)...............................      17,651         24,976
    Other liabilities ..........................................................      41,925         54,027
                                                                                   ---------      ---------
        Total current liabilities ..............................................     441,259        372,302
Deferred income taxes ..........................................................       7,648         18,864
Long-term notes payable ........................................................       5,012         91,051
Other noncurrent liabilities ...................................................       2,616          2,980
                                                                                   ---------      ---------
        Total liabilities ......................................................     456,535        485,197
                                                                                   ---------      ---------
Minority interests .............................................................       7,742         10,782
                                                                                   ---------      ---------
Commitments and contingencies (Note 9)
Stockholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued Common stock, $0.001 par value, 200,000 shares authorized; 49,984
     and 49,803 shares issued; 48,823 and 48,411 shares outstanding ............          49             48
    Additional paid-in capital .................................................     155,907        150,131
    Retained earnings ..........................................................     272,666        304,889
    Accumulated other comprehensive loss .......................................     (35,191)       (27,729)
    Unearned compensation ......................................................        (953)        (1,300)
    Treasury stock, 1,161 and 1,392 shares held ................................     (18,037)       (24,195)
    Obligation to deliver common stock .........................................        --            1,923
                                                                                   ---------      ---------
        Total stockholders' equity .............................................     374,441        403,767
                                                                                   ---------      ---------
        Total liabilities and stockholders' equity .............................   $ 838,718      $ 899,746
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

                                   EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                    ----------------------
                                                                       2001         2000
                                                                    ---------    ---------
Revenue .........................................................   $ 831,520    $ 855,691
Cost of transportation ..........................................     526,298      514,913
                                                                    ---------    ---------
      Net revenues ..............................................     305,222      340,778

Operating expenses:
      Personnel costs ...........................................     195,222      184,068
      Other selling, general and administrative expenses ........     151,364      120,846
      Merger related restructuring and integration costs (Note 6)       8,723
                                                                    ---------    ---------
Operating income (loss) .........................................     (50,087)      35,864
Non-operating income (expense), net .............................      (2,556)       2,206
                                                                    ---------    ---------
Income (loss) before provision (benefit) for income taxes .......     (52,643)      38,070
Provision (benefit)for income taxes .............................     (20,420)      14,631
                                                                    ---------    ---------
Net income (loss) ...............................................   $ (32,223)   $  23,439
                                                                    =========    =========

Basic earnings (loss) per share .................................   $   (0.68)   $    0.51
Basic weighted-average common shares outstanding ................      47,564       46,299
Diluted earnings (loss) per share ...............................   $   (0.68)   $    0.49
Diluted weighted-average common equivalent
      shares outstanding ........................................      47,564       47,477

       See notes to unaudited condensed consolidated financial statements.

                                   EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                     THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                   ----------------------
                                                                      2001         2000
                                                                   ---------    ---------
Revenue .......................................................... $ 409,201    $ 450,779
Cost of transportation ...........................................   263,169      271,703
                                                                   ---------    ---------
      Net revenues ...............................................   146,032      179,076

Operating expenses:
      Personnel costs ............................................   100,681       93,551
      Other selling, general and administrative expenses .........    79,951       62,464
      Merger related restructuring and integration costs
        (Note 6)..................................................     1,178
                                                                   ---------    ---------
Operating income (loss) ..........................................   (35,778)      23,061
Non-operating income (expense), net ..............................    (1,595)       1,231
                                                                   ---------    ---------
Income (loss) before provision (benefit) for income taxes ........   (37,373)      24,292
Provision (benefit)for income taxes ..............................   (14,201)       9,309
                                                                   ---------    ---------
Net income (loss) ................................................ $ (23,172)   $  14,983
                                                                   =========    =========

Basic earnings (loss) per share .................................. $   (0.49)   $    0.32
Basic weighted-average common shares outstanding .................    47,570       46,292

Diluted earnings (loss) per share ................................ $   (0.49)   $    0.32
Diluted weighted-average common equivalent
      shares outstanding .........................................    47,570       47,241

      See notes to unaudited condensed consolidated financial statements.

                                   EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                            --------------------
                                                                                              2001        2000
                                                                                            --------    --------
Cash flows from operating activities:
     Net income (loss) ..................................................................   $(32,223)   $ 23,439
     Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
        Depreciation and amortization ...................................................     15,526      15,035
        Provision for doubtful accounts, net of write-offs ..............................     (2,478)      4,358
        Amortization of unearned compensation ...........................................        347         313
        Deferred income tax benefit .....................................................    (14,475)       (311)
        Tax benefit of stock options exercised ..........................................      2,577       1,281
        Unrealized gain on marketable securities ........................................     (2,299)
        Equity in (earnings) losses of affiliates, net of dividends received ............      1,761      (1,154)
        Minority interests, net of dividends paid .......................................        776        (216)
        Net effect of changes in working capital ........................................      5,138      (3,449)
                                                                                            --------    --------
Net cash (used in) provided by operating activities......................................    (25,350)     39,296
                                                                                            --------    --------

Cash flows from investing activities:
        Capital expenditures ............................................................    (31,163)    (25,742)
        Net proceeds from marketable securities and short-term investments ..............      8,970      10,053
        Proceeds from sales of other assets .............................................                  1,957
        Acquisitions of businesses, net of cash acquired ................................       (652)    (19,850)
        Cash received from disposal of affiliates .......................................      2,243
                                                                                            --------    --------
Net cash used in investing activities ...................................................    (20,602)    (33,582)
                                                                                            --------    --------
Cash flows from financing activities:
        Repayment of notes payable ......................................................     (1,886)
        Increase in borrowings on notes payable .........................................     43,045      (4,169)
        Issuance of common stock, net of related costs ..................................        733       5,312
        Proceeds from exercise of stock options .........................................      3,200       1,269
        Treasury stock purchases ........................................................                (10,478)
        Dividends paid ..................................................................                 (2,360)
                                                                                            --------    --------
Net cash provided by (used in) financing activities......................................     45,092     (10,426)
                                                                                            --------    --------
Effect of exchange rate changes on cash .................................................     (7,461)     (1,506)
                                                                                            --------    --------
Increase (decrease) in cash and cash equivalents.........................................     (8,321)     (6,218)
Cash and cash equivalents, beginning of the period ......................................     60,001      40,347
                                                                                            --------    --------
Cash and cash equivalents, end of the period ............................................   $ 51,680    $ 34,129
                                                                                            ========    ========

      See notes to unaudited condensed consolidated financial statements.

                                   EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                      ACCUMULATED  OBLIGATION
                                                                                         OTHER         TO
                         COMMON STOCK      ADDITIONAL             COMPRE-   COMPRE-     DELIVER     UNEARNED
                       ------------------   PAID-IN    RETAINED   HENSIVE   HENSIVE     COMMON      COMPEN-    TREASURY
                        SHARES    AMOUNT    CAPITAL    EARNINGS    (LOSS)    LOSS        STOCK       SATION     STOCK      TOTAL
                       --------  --------  ----------  --------   --------  --------  -----------  ----------  --------  ---------
Balance at
December 31, 2000 .....  48,411  $     48   $150,131   $304,889             $(27,729)   $  1,923    $ (1,300)  $(24,195)  $403,767
                         ------  --------   --------   --------   --------  --------    --------    --------   --------   --------

Comprehensive income:
Net loss ..............                                 (32,223)  $(32,223)                                                (32,223)

Change in value of
marketable securities,
net ...................                                                (26)      (26)                                          (26)

Change in value of
cash flow hedge .......                                               (360)     (360)                                         (360)

Foreign currency
translation
adjustments ...........                                             (7,076)   (7,076)                                       (7,076)
                                                                  --------
Comprehensive loss ....                                           $(39,685)
                                                                  ========
Issuance of shares
under stock purchase
plan ..................                                                                                             733        733

Issuance of common
stock for acquisition .                                                                   (1,923)                 5,425      3,502

Exercise of stock
options including
tax benefit ...........     412         1      5,776                                                                         5,777

Amortization of
unearned
compensation ..........                                                                                  347                   347
                         ------  --------   --------   --------             --------    --------    --------   --------   --------
Balance at
June 30, 2001..........  48,823  $     49   $155,907   $272,666             $(35,191)   $     --    $   (953)  $(18,037)  $374,441
                         ======  ========   ========   ========             ========    ========    ========   ========   ========

Comprehensive income (loss) for the three months ended June 30, 2001 was ($13,422).

      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and accordingly do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No.0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 2001 and the results of its operations for the six and three months ended June 30, 2001. Results of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for EGL's full fiscal year. The Company has reclassified certain prior period amounts to conform with the current period presentation.


NOTE 1 - ORGANIZATION, OPERATIONS, AND SIGNIFICANT ACCOUNTING POLICIES:

         EGL is an international transportation and logistics company. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The Company provides services through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. In October 2000, the Company acquired Circle International Group, Inc. (Circle) in a merger transaction and expanded its operations to over 100 countries on six continents (Note 5). The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (Note
10).


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS 141 supercedes Accounting Principles Board Opinion No. 16, "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill arising from new transactions to be written off immediately as an extraordinary gain, and for pre-existing transactions to be recognized as the cumulative effect of a change in accounting principle.

         SFAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets." SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company will adopt SFAS 142 as of January 1, 2002 and is currently determining the impact it will have on its results of operations and financial position.


NOTE 3 - ACCOUNTING POLICY FOR DERIVATIVE INSTRUMENTS:

         Effective January 1, 2001, the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of net investment in a foreign operation.

         For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

         The Company uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure when it is entered into, as well as the risk, management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of earnings as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings as non-operating (expense), net.


Cash Flow Hedging Strategy

         In April 2001, the Company entered into an interest rate swap agreement, which has been designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR based revolving credit facility. Accordingly, the change in the fair value of the swap agreement is recorded in other comprehensive income (loss).


NOTE 4 - EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company had outstanding for the periods presented. Incremental shares of 1.2 million and 949,000 were used in the calculation of diluted earnings per share for the six and three months ended June 30, 2000, respectively. No shares related to options were included in diluted earnings per share for the six and three months ended June 30, 2001 because their effect would have been antidilutive as the Company incurred a net loss during those periods.


NOTE 5 - BUSINESS COMBINATIONS:

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

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


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


NOTE 6 - MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS:

     Transaction and integration costs

         As a result of the merger with Circle, as discussed in Note 5, the Company paid $1.3 million and $9.1 of transaction and integration costs during the three and six months ended June 30, 2001, respectively, of which $3.4 million was accrued as of December 31, 2000. Integration costs of approximately $1.3 million and $5.7 million incurred and expensed during the three and six months ended June 30, 2001, respectively, included personnel costs for redundant employees at the former Circle's headquarters, the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world, and other integration costs.

     Restructuring charges

         During the fourth quarter of 2000, the Company established a plan
(the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities as a result of the merger. The principal components of the Plan involve the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made for remaining future lease obligations, it is anticipated that the terms of the Plan will be substantially completed by the end of the third quarter of 2001.

         The charges incurred under the Plan for the six months ended June 30, 2001 and the remaining portion of the unpaid accrued charges as of June 30, 2001 are as follows:



                                                               ADDITIONAL INCOME
                                                                   STATEMENT
                                                                CHARGE FOR THE
                                                               SIX MONTHS ENDED
                                                                 JUNE 30, 2001
                                                           -----------------------------
                                            ACCRUED                                                        ACCRUED
                                           LIABILITY                          REVISIONS                   LIABILITY
                                          DECEMBER 31,        NEW                TO         PAYMENTS/      JUNE 30,
(in thousands)                                2000          CHARGES           ESTIMATES     REDUCTIONS       2001
                                          ------------     ----------        -----------   -----------   -----------
Severance costs .....................       $ 6,267           $ 3,091                        $ (4,552)      $  4,806
Future lease obligations,
   net of subleasing ................        10,063             1,917                          (1,138)        10,842
Termination of joint venture/agency
   agreements .......................         5,212                --           (2,000)        (1,209)         2,003
                                            -------           -------         --------       ---------       -------
                                            $21,542           $ 5,008         $ (2,000)      $ (6,899)      $ 17,651
                                            =======           =======         ========       =========      ========


Severance costs

         Severance costs have been recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations who were terminated or notified of their termination under the Plan prior to December 31, 2000. At December 31, 2000 approximately 60 of the 150 employees included in the Plan were no longer employed by the Company. The termination of substantially all of the remaining 90 employees occurred in the first quarter of 2001 and severance costs of approximately $3.0 million were recorded.

         Also, during January 2001 the Company announced the additional reduction in the Company's workforce of approximately 125 additional employees. The charge for this workforce reduction is approximately $0.1 million and was recorded during the first quarter of 2001.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


    Future lease obligations

         Future lease obligations consist of the Company's remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company is in the process of vacating and consolidating due to excess capacity resulting from the Company having multiple facilities in certain locations. Amounts recorded for future lease obligations under the Plan are net of approximately $28.0 million in anticipated future recoveries from actual or expected sublease agreements. Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed or are likely to be executed during the next six months.

     The provisions of the Plan include the consolidation of facilities at approximately 80 of the Company's operating locations. As of June 30, 2001 consolidation of facilities has been completed at 37 of these locations with the remaining locations expected to be completed by the end of the first quarter of 2002. During the six months ended June 30, 2001, the Company determined the estimated consolidation dates for several of the remaining 43 facilities and recorded an additional charge of $1.9 million. In addition, the Company expects further consolidation at some of its other locations in the future. Costs for the consolidation at these locations has not been included in the Plan as of June 30, 2001 as the Company has not yet been able to determine the estimated consolidation dates for these facilities. All lease costs for facilities being consolidated are charged to operations until the date that the Company vacates each facility. The charges recorded under the Plan include provisions for closing Circle's logistics facility in Los Angeles, California.

    Termination of joint venture/agency agreements

         Costs to terminate joint venture/agency agreements represent contractually obligated costs incurred to terminate selected joint venture/agency agreements with certain of the Company's former business partners along with assets that are not expected to be fully recoverable as a result of the Company's decision to terminate these agreements. In conjunction with the Company's Plan, the Company is currently terminating certain of its joint venture/agency agreements in Brazil, Chile, Panama, Venezuela, and Taiwan. During the second quarter of 2001 the Company completed the termination of its South African joint venture agreement on more favorable terms than originally expected and revised its estimate by $2.0 million.

NOTE 7 - REVOLVING CREDIT FACILITY:

         On January 5, 2001, the Company entered into an agreement (the Credit Facility) with various financial institutions, with the Bank of America, N.A. (the Bank) serving as administrative agent, to replace its previous credit facility. The Credit Facility (as amended on June 28, 2001) provides a
$150 million revolving line of credit and includes a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The Credit Facility matures on January 5, 2004.

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

         The Company is subject to certain covenants under the terms of the new Credit Facility, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than 0.40 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 3.00 to 1.00, (d) a consolidated fixed charge coverage ratio of no less than 1.35 to 1.00 and (e) minimum consolidated domestic accounts receivable coverage ratio not to be less than 1.25 to 1.00. The new Credit Facility also places restrictions on additional indebtedness, liens, investments, change of control and other matters and is secured by an interest in substantially all of the Company's assets.

         As of June 30, 2001, our results did not satisfy the requirements of certain of these covenants. On August 13, 2001, we received a waiver letter from the banks to waive the event of default until September 30, 2001. The Company is seeking to refinance the debt under the revolving line of credit with borrowing under a new secured credit facility described below.

         The Company and Bank of America, National Association (the Bank) have entered into a binding commitment letter pursuant to which the Bank has agreed to underwrite a secured Credit Facility for the Company consisting of Revolving Loans and Letters of Credit of up to the lesser of (a) $220 million or (b) an amount equal to the sum of (i) 85% of eligible accounts of the Company and its wholly owned Subsidiaries in Canada, the United

                                    EGL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Kingdom, the Netherlands, Australia, and Singapore plus (ii) eligible standby letters of credit in favor of the Bank for the account of the Company or any Subsidiary plus (iii) eligible cash deposits or short-term investments of the Company or any Subsidiary. Such Credit Facility, which would have a Letter of Credit Subfacility of up to $50 million, would bear interest, at the election of the Company, at the Bank's Base Rate or LIBOR plus 2.50% (subject to performance pricing adjustments providing for increases of up to 0.25% and decreases of up to 50%) and would contain customary representations, warranties and covenants (including financial covenants requiring an agreed tangible net worth, a leverage ratio (subject to a $40 million minimum availability trigger) of funded debt (excluding existing synthetic lease arrangements) to adjusted EBITDA of
6.0 at September 30, 2001, 5.5 at December 31, 2001, 5.0 at March 30, 2002, 4.5
at June 30, 2002, and 4.0 at September 30, 2002 and each fiscal quarter thereafter, and agreed maximum capital expenditures) to be negotiated. The Commitment Letter will expire on September 30, 2001 unless a definitive Credit Agreement is executed on or prior to such date. There can be no assurance that the Company will be able to enter into a definitive Credit Agreement upon the terms described above or at all; therefore the balance under the existing Credit Facility has been classified as short-term as of June 30, 2001.

NOTE 8 - SHAREHOLDERS' RIGHTS PLAN:

         On May 23, 2001, the Company's Board of Directors declared a dividend of one Right to purchase preferred stock ("Right") for each outstanding share of Company common stock to shareholders of record at the close of business on June 4, 2001. Each right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $120 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of Company common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the "Distribution Date"). James R. Crane will not become an Acquiring Person, unless and until he and his affiliates become the beneficial owner of 49% or more of the Common Stock. Rights will be issued with all shares of Company common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing Company common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. At any time until ten days after a public announcement that the Rights have been triggered, the Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner other than to change the redemption price. Certain subsequent amendments are also permitted. The Rights expire on June 4, 2011.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

         In mid-August 2001 the Company negotiated agreements to reduce its exposure to future losses on charter aircraft leases. Leases for two of the aircraft were terminated with no financial penalty and the Company has agreed to sublease five aircraft to a third party at rates below the Company's current contractual commitment, which is expected to result in the recognition of a loss of approximately $3 million (excluding taxes) in the third quarter of 2001. The Company expects to operate six charter aircraft for its own benefit, with increased utilization of remaining fixed capacity. The remaining charter aircraft leases have expiration dates ranging between December 31, 2001 and 2003.

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

                                   EGL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


litigation. The Company filed an Answer in the Philadelphia case and extensive discovery is underway. The individual plaintiffs are seeking to certify a class of approximately 1,000 current and former EGL employees and applicants. The plaintiff's initial motion for class certification was denied in November 2000.

         On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation. That motion was granted by the Court in Philadelphia on January 31, 2001 and could allow claims to be brought with respect to a class of individuals. In addition, the Philadelphia Court also granted EGL's motion that the case be transferred to the United States District Court for the Southern District of Texas - Houston Division where EGL had previously initiated litigation against the EEOC due to what EGL believes to have been inappropriate practices by the EEOC in the issuance of the Commissioner's Charge and in the subsequent investigation. EGL intends to continue to vigorously pursue its lawsuit against the EEOC alleging agency bias and misconduct. EGL is currently in the midst of active discovery on this matter and will be requesting an appropriate remedy from the Court.

         The Company intends to continue to vigorously defend itself against the allegations made by the EEOC, as well as the private plaintiffs. The Company has recognized a pre-tax charge of $7.5 million in its consolidated statement of operations during the year ended December 31, 2000 for the expected cost of its litigation efforts related to this matter. The Company currently expects to prevail in its defense of this matter. There can be no assurance, however, as to what the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II, Item 1. Legal Proceedings."

NOTE 10 - BUSINESS SEGMENT INFORMATION:

         EGL's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding EGL's operations by region is summarized below.

(in thousands)
                                                                   Europe &        Asia &
                                       North          South         Middle          South
                                      America        America         East          Pacific       Eliminations     Consolidated
                                     ---------      ---------      ---------      ---------      ------------     ------------
Six months ended June 30, 2001:
     Total revenue ...............   $ 531,508      $  29,054      $ 118,443      $ 175,090       $ (22,575)       $ 831,520
     Transfers between regions ...      (7,235)        (2,890)        (7,172)        (5,278)         22,575               --
                                     ---------      ---------      ---------      ---------       ---------        ---------
     Revenues from customers .....   $ 524,273      $  26,164      $ 111,271      $ 169,812       $      --        $ 831,520
                                     =========      =========      =========      =========       =========        =========
     Net revenue .................   $ 200,440      $   6,911      $  54,422      $  43,449                        $ 305,222
                                     =========      =========      =========      =========                        =========
     Income (loss) from operations   $ (66,301)     $  (1,305)     $   5,801      $  11,718                        $ (50,087)
                                     =========      =========      =========      =========                        =========
Six months ended June 30, 2000:
     Total revenue ...............   $ 559,372      $  22,338      $ 108,697      $ 182,608       $ (17,324)       $ 855,691
     Transfers between regions ...      (4,421)        (2,364)        (4,895)        (5,644)         17,324               --
                                     ---------      ---------      ---------      ---------       ---------        ---------
     Revenues from customers .....   $ 554,951      $  19,974      $ 103,802      $ 176,964       $      --        $ 855,691
                                     =========      =========      =========      =========       =========        =========
     Net revenue .................   $ 244,150      $   7,905      $  48,319      $  40,404                        $ 340,778
                                     =========      =========      =========      =========                        =========
     Income (loss) from operations   $  21,854      $    (505)     $   8,500      $   6,015                        $  35,864
                                     =========      =========      =========      =========                        =========

                                    EGL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(in thousands)
                                                                   Europe &        Asia &
                                       North          South         Middle          South
                                      America        America         East          Pacific       Eliminations     Consolidated
                                     ---------      ---------      ---------      ---------      ------------     ------------

Three months ended June 30, 2001:
     Total revenue ...............   $ 258,733      $  12,929      $  59,359      $  87,554       $  (9,374)       $ 409,201
     Transfers between regions ...      (1,266)        (1,736)        (3,743)        (2,629)          9,374               --
                                     ---------      ---------      ---------      ---------       ---------        ---------
     Revenues from customers .....   $ 257,467      $  11,193      $  55,616      $  84,925       $      --        $ 409,201
                                     =========      =========      =========      =========       =========        =========
     Net revenue .................   $  91,778      $   3,436      $  27,981      $  22,837                        $ 146,032
                                     =========      =========      =========      =========                        =========
     Income (loss) from operations   $ (42,921)     $  (1,048)     $   3,168      $   5,023                        $ (35,778)
                                     =========      =========      =========      =========                        =========

Three months ended June 30, 2000:
     Total revenue ...............   $ 293,091      $  12,301      $  56,880      $  98,110       $  (9,603)       $ 450,779
     Transfers between regions ...      (2,434)        (1,443)        (2,677)        (3,049)          9,603               --
                                     ---------      ---------      ---------      ---------       ---------        ---------
     Revenues from customers .....   $ 290,657      $  10,858      $  54,203      $  95,061       $      --        $ 450,779
                                     =========      =========      =========      =========       =========        =========
     Net revenue .................   $ 128,357      $   4,298      $  25,080      $  21,341                        $ 179,076
                                     =========      =========      =========      =========                        =========
     Income (loss) from operations   $  14,249      $      93      $   5,269      $   3,450                        $  23,061
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

         The following table presents certain statement of operations data for the periods indicated.

                                                   Six Months Ended June 30,
                                         ---------------------------------------------
                                                 2001                    2000
                                         ---------------------   ---------------------
                                                       % of                   % of
                                          Amount     Revenues     Amount     Revenues
                                         ---------   ---------   ---------   ---------
                                             (in thousands, except percentages)
Revenues:
     Air freight forwarding ..........    $643,140       77.3     $668,100       78.1
     Ocean freight forwarding ........      87,911       10.6       86,689       10.1
     Customs brokerage and other .....     100,469       12.1      100,902       11.8
                                          --------      -----     --------      -----
Revenues .............................    $831,520      100.0     $855,691      100.0
                                          ========      =====     ========      =====

                                                     % of Net                % of Net
                                          Amount     Revenues     Amount     Revenues
                                         ---------   ---------   ---------   ---------
Net revenues:
     Air freight forwarding ..........   $ 177,427       58.1    $ 222,552       65.3
     Ocean freight forwarding ........      27,326        9.0       25,509        7.5
     Customs brokerage and other .....     100,469       32.9       92,717       27.2
                                         ---------      -----    ---------      -----
Net revenues .........................   $ 305,222      100.0    $ 340,778      100.0
                                         =========      =====    =========      =====

Operating expenses:
     Personnel costs .................     195,222       64.0      184,068         54
     Other selling, general and
       administrative expenses .......     151,364       49.6      120,846       35.5
     Merger related, restructuring
       and integration costs .........       8,723        2.9           --         --

Operating income (loss) ..............     (50,087)     (16.5)      35,864       10.5
Nonoperating income (expense), net ...      (2,556)      (0.8)       2,206        0.6
                                         ---------      -----    ---------      -----
Net income (loss) ....................   $ (32,223)     (10.6)   $  23,439        6.9
                                         =========      =====    =========      =====

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

         Revenue. Revenue decreased $24.2 million, or 2.8%, to $831.5 million in the six months ended June 30, 2001 compared to $855.7 million in the six months ended June 30, 2000 primarily due to decreases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, decreased $35.6 million, or 10.4%, to $305.2 million in the six months ended June 30, 2001 compared to $340.8 million in the six months ended June 30, 2000 due to a decrease in air freight forwarding net revenue.

         Air freight forwarding revenue. Air freight forwarding revenue decreased $25.0 million, or 3.7%, to $643.1 million in the six months ended June 30, 2001 compared to $668.1 million in the six months ended June 30, 2000 primarily as a result of volume decreases in North America offset by volume increases in Europe and South America. Air freight forwarding net revenue decreased $45.2 million, or 20.3%, to $177.4 million in the six months ended June 30, 2001 compared to $222.6 million in the six months ended June 30, 2000. The air freight forwarding margin declined to 27.6% for the six months ended June 30, 2001 compared to 33.3% for the six months ended June 30, 2000 primarily due to a softening of the U.S. economy, primarily in the technology, telecommunications and automotive industries and the resulting shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins. The Company's airfreight forwarding margin was also adversely impacted in 2001 by the fixed costs of transportation related to 13 charter jet leases, which were carrying less freight than targeted operating levels as a result of the factors discussed in the previous sentence. In addition, the Company paid $2.0 million in June 2001 to terminate one of its air charter lease agreements. In mid-August 2001 the Company negotiated agreements to reduce its exposure to future losses on charter aircraft leases. Leases for two of the aircraft were terminated with no financial penalty and the Company has agreed to sublease five aircraft to a third party at rates below the Company's current contractual commitment, which is expected to result in the recognition of a loss of approximately $3 million (excluding taxes) in the third quarter of 2001. The Company expects to operate six charter aircraft for its own benefit, with increased utilization of remaining fixed capacity. The remaining charter aircraft leases have expiration dates ranging between December 31, 2001 and 2003.

         Ocean freight forwarding revenue. Ocean freight forwarding revenue increased $1.2 million, or 1.4%, to $87.9 million in the six months ended June 30, 2001 compared to $86.7 million in the six months ended June 30, 2000, while ocean freight forwarding net revenue increased $1.8 million, or 7.1%, to $27.3 million in the six months ended June 30, 2001 compared to $25.5 million in the six months ended June 30, 2000. The increases were principally due to volume increases in South America and Europe. The ocean freight forwarding margin increased to 31.1% in the six months ended June 30, 2001 compared to 29.4% in the six months ended June 30, 2000 primarily due to better buying opportunities of purchased transportation mainly in North America and Europe.

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, decreased $0.4 million, or 0.4%, to $100.5 million in the six months ended June 30, 2001 compared to $100.9 million in the six months ended June 30, 2000. Net customs brokerage and other revenue increased $7.8 million, or 8.4%, to $100.5 million in the six months ended June 30, 2001 compared to $92.7 million in the six months ended June 30, 2000 mainly due to an increase in logistics services provided to customers in North America and Europe offset by a decline in services in Asia.

         Operating expenses. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $11.2 million, or 6.1%, to $195.2 million in the six months ended June 30, 2001 compared to $184.1 million in the six months ended June 30, 2001. As a percentage of net revenue, personnel costs were 64.0% in the six months ended June 30, 2001 compared to 54.0% in the six months ended June 30, 2000.

         Our history of rapid revenue growth has historically required us to increase our headcount at a fast pace to prepare for increased levels of activity to maintain our high level of customer service. As a result, employee headcount increased throughout 2000. When freight shipments began to slow during the first quarter of 2001, we attempted to alleviate the impact of the slowdown by implementing a furlough program in March 2001. With no strong signs of a near-term economic rebound, we reduced our headcount during the first six months of 2001 to bring it in line with current activity levels. During the six months ended June 30, 2001, over 700 regular full-time and contract employees were released, including the former Circle headquarters employees. The majority of these reductions were in the United States and, in total, represented approximately 13% of EGL's U.S. workforce.

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

         Other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, increased $30.6 million, or 25.3%, to $151.4 million in the six months ended June 30, 2001 compared to $120.8 million in the six months ended June 30, 2000. As a percentage of net revenue, other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, were 49.6% in the six months ended June 30, 2001 compared to 35.5% in the six months ended June 30, 2000. This increase is due to an overall increase in the level of our activities during 2000 and the six months ended June 30, 2001 without the corresponding net revenue growth in the six months ended June 30, 2001 due to the reduced shipping volumes and the shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins, but with a similar cost structure.

         Merger related transaction, restructuring and integration costs. During the six months ended June 30, 2001 the Company recorded $3.0 million of merger restructuring costs related to its EGL/Circle Plan. This amount included a $1.9 million reduction to future lease obligations, net of expected sublease income, an additional charge of $3.1 in severance costs and a $2.0 million revision in the reserve related to the termination of a South African joint venture on more favorable terms than originally expected. Integration costs of $5.7 million were incurred during the six months ended June 30, 2001 and included personnel costs for redundant employees at the former Circle headquarters, the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world, and other integration costs.

         Nonoperating income (expense), net. For the six months ended June 30, 2001, we had nonoperating expense, net, of $2.6 million compared to nonoperating income, net, of $2.2 million for the six months ended June 30, 2000. The $4.7 million change is due to a lower level of interest income resulting from reduced short-term investments that were liquidated to fund expansion activity and higher interest expense from increased borrowings, partially offset by a gain recognized on recording the market value of an investment held by the Company, which is classified as available for sale, that became marketable during the second quarter of 2001.

         Effective tax rate. The effective income tax rate for the six months ended June 30, 2001 was 38.8% compared to 38.5% for the six months ended June 30, 2000. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different tax rates.

                                                  Three Months Ended June 30,
                                         ---------------------------------------------
                                                 2001                    2000
                                         ---------------------   ---------------------
                                                       % of                    % of
                                           Amount     Revenues     Amount     Revenues
                                         ---------   ---------   ---------   ---------
                                             (in thousands, except percentages)
Revenues:
     Air freight forwarding ..........    $315,851       77.2     $352,184       78.1
     Ocean freight forwarding ........      43,890       10.7       46,240       10.3
     Customs brokerage and other .....      49,460       12.1       52,355       11.6
                                          --------      -----     --------      -----
Revenues .............................    $409,201      100.0     $450,779      100.0
                                          ========      =====     ========      =====

                                                     % of Net                % of Net
                                          Amount     Revenues     Amount     Revenues
                                         ---------   ---------   ---------   ---------
Net revenues:
     Air freight forwarding ..........   $  82,110       56.2    $ 117,499       65.6
     Ocean freight forwarding ........      14,462       10.0       13,333        7.5
     Customs brokerage and other .....      49,460       33.8       48,244       26.9
                                         ---------      -----    ---------      -----
Net revenues .........................   $ 146,032      100.0    $ 179,076      100.0
                                         =========      =====    =========      =====

Operating expenses:
     Personnel costs .................     100,681       68.9       93,551       52.2
     Other selling, general and
       administrative expenses .......      79,951       54.7       62,464       34.9
    Merger related, restructuring
       and integration costs .........       1,178       (0.8)          --         --
                                         ---------      -----    ---------      -----
Operating income (loss) ..............     (35,778)     (24.4)      23,061       12.9
Nonoperating income (expense), net ...      (1,595)      (1.1)       1,231        0.7
                                         ---------      -----    ---------      -----
Net income (loss) ....................   $ (23,172)     (15.9)   $  14,983        8.4
                                         =========      =====    =========      =====

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Revenue. Revenue decreased $41.6 million, or 9.2%, to $409.2 million in the three months ended June 30, 2001 compared to $450.8 million in the three months ended June 30, 2000 primarily due to decreases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, decreased $33.1 million, or 18.5%, to $146.0 million in the three months ended June 30, 2001 compared to $179.1 million in the three months ended June 30, 2000 due to a decrease in air freight forwarding net revenue.

         Air freight forwarding revenue. Air freight forwarding revenue decreased $36.3 million, or 10.3%, to $315.9 million in the three months ended June 30, 2001 compared to $352.2 million in the three months ended June 30, 2000 primarily as a result of volume decreases in North America and Asia Pacific. Air freight forwarding net revenue decreased $35.4 million, or 30.1%, to $82.1 million in the three months ended June 30, 2001 compared to $117.5 million in the three months ended June 30, 2000. The air freight forwarding margin declined to 26.0% for the three months ended June 30, 2001 compared to 33.4% for the three months ended June 30, 2000 primarily due to a softening of the U.S. economy, primarily in the technology, telecommunications and automotive industries and the resulting shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins. The Company's airfreight forwarding margin was also adversely impacted in 2001 by the fixed costs of transportation related to 13 charter jet leases, which were carrying less freight than targeted operating levels as a result of the factors discussed in the previous sentence. In addition, the Company paid $2.0 million in June 2001 to terminate on of its air charter lease agreements. In mid-August 2001 the Company negotiated agreements to reduce its exposure to future losses on charter aircraft leases. Leases for two of the aircraft were terminated with no financial penalty and the Company has agreed to sublease five aircraft to a third party at rates below the Company's current contractual commitment, which is expected to result in the recognition of a loss of approximately $3 million (excluding taxes) in the third quarter of 2001. The Company expects to operate six charter aircraft for its own benefit, with increased utilization of remaining fixed capacity. The remaining charter aircraft leases have expiration dates ranging between December 31, 2001 and 2003.

         Ocean freight forwarding revenue. Ocean freight forwarding revenue decreased $2.3 million, or 5.0%, to $43.9 million in the three months ended June 30, 2001 compared to $46.2 million in the three months ended June 30, 2000, while ocean freight forwarding net revenue increased $1.2 million, or 9.0%, to $14.5 million in the three months ended June 30, 2001 compared to $13.3 million in the three months ended June 30, 2000. The decrease in revenues was principally due to volume decreases in North America and Asia. The ocean freight forwarding margin increased to 33.0% in the three months ended June 30, 2001 compared to 28.8% in the three months ended June 30, 2000 primarily due to lower cost of purchased transportation mainly in Europe and North America combined with a higher percentage of activity handled through ocean forwarding services.

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, decreased $2.9 million, or 5.5%, to $49.5 million in the three months ended June 30, 2001 compared to $52.4 million in the three months ended June 30, 2000. Net customs brokerage and other revenue increased $1.3 million, or 2.7%, to $49.5 million in the three months ended June 30, 2001 compared to $48.2 million in the three months ended June 30, 2000 mainly due to an increase in logistics services provided to customers in North America and Europe offset by a decline in services in Asia.

         Operating expenses. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $7.1 million, or 7.6%, to $100.7 million in the three months ended June 30, 2001 compared to $93.6 million in the three months ended June 30, 2001. As a percentage of net revenue, personnel costs were 68.9% in the three months ended June 30, 2001 compared to 52.2% in the three months ended June 30, 2000.

         Our history of rapid revenue growth has historically required us to increase our headcount at a fast pace to prepare for increased levels of activity to maintain our high level of customer service. As a result, employee headcount increased throughout 2000. When freight shipments began to slow during the first quarter of 2001, we attempted to alleviate the impact of the slowdown by implementing a furlough program in March 2001. With no strong signs of a near-term economic rebound, we reduced our headcount by approximately 400 during the second quarter, with the majority occurring toward the end of the quarter, to bring it in line with current activity levels.

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


         Other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, increased $17.5 million, or 28.0%, to $80.0 million in the three months ended June 30, 2001 compared to $62.5 million in the three months ended June 30, 2000. As a percentage of net revenue, other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, were 54.7% in the three months ended June 30, 2001 compared to 34.9% in the three months ended June 30, 2000. This increase is due to an overall increase in the level of our activities during 2000 and the first quarter of 2001 without the corresponding net revenue growth in the first quarter of 2001 due to reduced shipping volumes and the shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins, but with a similar cost structure.

         Merger related transaction, restructuring and integration costs. During the three months ended June 30, 2001 the Company recorded a reduction of $83,000 in merger restructuring costs related to its EGL/Circle Plan. This amount included an additional $1.9 million related to future lease obligations, net of expected sublease income, net of a $2.0 million revision in the reserve related to the termination of the South African joint venture on more favorable terms than originally expected. Integration costs of $1.3 million were incurred during the three months ended June 30, 2001 and included personnel costs for redundant employees at the former Circle headquarters, the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world, and other integration costs.

         Nonoperating income (expense), net. For the three months ended June 30, 2001, we had nonoperating expense, net, of $1.6 million compared to nonoperating income, net of $1.2 million for the three months ended June 30, 2000. The $2.8 million change is due to a lower level of interest income resulting from reduced short-term investments that were liquidated to fund expansion activity and higher interest expense from increased borrowings, offset by a gain recognized on recording the market value of an investment held by the Company, which is classified as available for sale, that became marketable during the second quarter of 2001.

         Effective tax rate. The effective income tax rate for the three months ended June 30, 2001 was 38.0% compared to 38.3% for the three months ended June 30, 2000. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates.

LIQUIDITY AND CAPITAL RESOURCES

  General

         We make significant disbursements on behalf of our customers for customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on our statement of operations; rather, they are reflected in our trade receivables and trade payables. Growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

         Cash used in operating activities. Net cash used in operating activities was $25.4 million in the six months ended June 30, 2001 compared to cash provided by operating activities of $39.3 million in the six months ended June 30, 2000. The decrease in the six months ended June 30, 2001 was primarily due to the loss incurred in the six months ended June 30, 2001 and transaction, integration and restructuring costs paid during the six months ended June 30, 2001 as compared to income and corresponding cash flows that were produced in 2000.

         Cash used in investing activities. Cash used in investing activities in the six months ended June 30, 2001 was $20.6 million compared to $33.6 million in the six months ended June 30, 2000. We incurred an increase in capital expenditures of $5.4 million during the six months ended June 30, 2001 as compared to the 2000 period. These expenditures were mainly due to information technology initiatives and general facilities expansion in North America.

         Cash provided by financing activities. Cash provided by financing activities in the six months ended June 30, 2001 was $45.1 million compared to $10.4 million used in financing activities in the six months ended June 30, 2000. Notes payable increased $43.0 million due primarily to a $47.0 million increase in the revolving line of credit, which had a balance of $128.0 million at June 30, 2001 compared to $81.0 million at December 31, 2000.

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


Proceeds from the exercise of stock options were $3.2 million in the six months ended June 30, 2001 compared to $1.3 million in the six months ended June 30, 2000. The Company expended $0 and $10.5 million to purchase treasury stock in the six months ended June 30, 2001 and 2000, respectively.


Other factors affecting our liquidity and capital resources

         Treasury stock repurchase authorization. In May 2001, the Company's Board of Directors authorized the repurchase of up to 3 million shares of its outstanding Common Stock subject to certain financial conditions. As of August 14, 2001, the Company had made no repurchases under this authorization. This authorization expires on September 18, 2001, unless extended. The Company's bank agreements place restrictions on the amount of stock that may be repurchased. There can be no assurance as to what amount, if any, of shares will be repurchased by the Company.

         Credit agreements. In January 2001, we entered into a new credit agreement with several banks with respect to a $150 million revolving line of credit. The revolving line of credit (as amended on June 28, 2001) provides a $150 million revolving line and includes a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The revolving line of credit terminates in January 2004.

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

         We are subject to certain covenants under the terms of the revolving line of credit, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than 0.40 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 3.00 to 1.00, (d) a consolidated fixed charge coverage ratio of no less than 1.35 to 1.00 and (e) minimum consolidated domestic accounts receivable coverage ratio not to be less than 1.25 to 1.00. In addition, the revolving line of credit generally prohibits additional indebtedness, except pursuant to the following: (a) the revolving line of credit, (b) interest hedge agreements not entered into for speculative purposes, (c) off balance sheet synthetic leases up to $35.0 million in the aggregate, (d) any other

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


agreement or agreements up to an aggregate of $40.0 million, and (e) reimbursement obligations to sureties issuing payment and performance bonds in the ordinary and usual course of our business. The revolving line of credit also limits our ability to make distributions to our shareholders, whether through the repurchase of stock, in cash or in kind, for any rolling four fiscal quarter period to an amount not in excess of 50% of our consolidated net income over such period. The revolving line of credit also places restrictions on liens, investments, changes of control and other matters and is secured by an interest in substantially all of our assets.

         As of June 30, 2001, our results did not satisfy the requirements of certain of these covenants. On August 13, 2001, we received a waiver letter from the banks to waive the event of default until September 30, 2001. The Company is seeking to refinance the debt under the revolving line of credit with borrowing under a new secured credit facility described below.

         As of July 31, 2001, $126.6 million was outstanding under the revolving line of credit. The terms of the revolving credit facility would permit borrowings thereunder to be used to finance future acquisitions, joint venture operations or capital expenditures or for other corporate purposes. We believe that operating cash flows, our financial structure and borrowing capacity under either our existing facility or our expected new credit facility will be adequate to fund our operations and finance capital expenditures and acquisitions over the coming year.

         The Company and Bank of America, National Association (the "Bank") have entered into a binding commitment letter pursuant to which the Bank has agreed to underwrite a secured Credit Facility for the Company consisting of Revolving Loans and Letters of Credit of up to the lesser of (a) $220 million or (b) an amount equal to the sum of (i) 85% of eligible accounts of the Company and its wholly owned Subsidiaries in Canada, the United Kingdom, the Netherlands, Australia, and Singapore plus (ii) eligible standby letters of credit in favor of the Bank for the account of the Company or any Subsidiary plus (iii) eligible cash deposits or short-term investments of the Company or any Subsidiary. Such Credit Facility, which would have a Letter of Credit Subfacility of up to $50 million, would bear interest, at the election of the Company, at the Bank's Base Rate or LIBOR plus 2.50% (subject to performance pricing adjustments providing for increases of up to .025% and decreases of up to 0.50%) and would contain customary representations, warranties and covenants (including financial covenants requiring an agreed tangible net worth, a leverage ratio (subject to be a $40 million minimum availability trigger) of funded debt (excluding existing synthetic lease arrangements) to adjusted EBITDA of 6.0 at September 30, 2001, 5.5 at December 31, 2001, 5.0 at March 30, 2002, 4.5 at June 30, 2002,
and 4.0 at September 30, 2002 and each fiscal quarter thereafter, and agreed maximum capital expenditures). to be negotiated. The Commitment Letter will expire on September 30, 2001 unless a definitive Credit Agreement is executed on or prior to such date. There can be no assurance that the Company will be able to enter into a definitive Credit Agreement upon the terms described above or at all; therefore, the balance under the existing Credit Agreement has been classified as short-term as of June 30, 2001.

         Bank lines of credit and letters of credit. We maintain a $10 million bank line of credit, in addition to the $30 million sublimit under our revolving line of credit, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At June 30, 2001, we were contingently liable for approximately $7.2 million, under outstanding letters of credit and guarantees related to these obligations. Our ability to borrow under bank lines of credit and to maintain bank letters of credit is subject to the limitations on additional indebtedness contained in our revolving line of credit discussed above.

         Agreement with charter airlines. We currently have agreements with certain charter airlines which provide us with full access to regularly scheduled chartered aircraft on a monthly basis. These agreements contain guaranteed monthly minimum use requirements of the aircraft by us. Certain of these agreements contain provisions which allow for early termination or modification of the agreements to provide for an increase in or reduction of the amount of aircraft available for our use at our discretion. One of these charter agreements is for capacity on five aircraft with Miami Air International, Inc., a related party. Based on the charter agreements presently in place and aircraft presently being used, we expect to incur average minimum guaranteed charges of approximately $4.3 million, $1.5 million and $1.5 million on a monthly basis under these charter agreements during

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


the years ended December 31, 2001, 2002 and 2003, respectively, before subleasing receipts. These charter agreements are generally cancelable with a minimum notice period. In mid-August 2001 the Company negotiated agreements to reduce its exposure to future losses on charter aircraft leases. Leases for two of the aircraft were terminated with no financial penalty and the Company has agreed to sublease five aircraft at rates below the Company's current contractual commitment, which is expected to result in the recognition of a loss of approximately $3 million (excluding taxes) in the third quarter of 2001. The Company expects to operate six charter aircraft for its own benefit, with increased utilization of remaining fixed capacity. The remaining charter aircraft leases have expiration dates ranging between December 31, 2001 and 2003.

         Operating lease agreements. On January 10, 1997, we entered into a five-year operating lease agreement with two unrelated parties for financing the construction of our Houston terminal, warehouse and headquarters facility (the "Houston facility"). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR plus 145 basis points beginning on July 1, 1998 through January 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on January 2, 2002. As of June 30, 2001, the lease balance was approximately $8.1 million.

         On April 3, 1998, we entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by us. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations continue for a term of 52 months and currently approximate $150,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due at the end of each lease term. Construction began during 1999 on five terminal facilities. As of June 30, 2001, the aggregate lease balance was approximately $15.0 million under the master operating lease agreement.

         The operating lease agreements contain restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.5 to
1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating lease agreement as amended on October 20, 2000 restricts us from incurring debt in an amount greater than $30 million, except pursuant to a single credit facility involving a commitment of not more than $150 million. The Company expects to seek an increase in this limit in connection with its plans to enter into the proposed $220 million secured facility.

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

         Commitments to construct warehouse and terminal facilities. As of June 30, 2001, we had entered into commitments to construct warehouse and terminal facilities for an aggregate cost of approximately $18.6 million. Payment for the construction of the facilities is being made from cash balances. Construction of the facilities is estimated to be completed during 2001.

         Stock options. As of June 30, 2001, we had outstanding non-qualified stock options to purchase an aggregate of 5.4 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from 0.83 to $33.82). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the six months ended June 30, 2001, of non-qualified stock options to purchase an aggregate of 0.4 million shares of common stock, we are entitled to a federal income tax deduction of approximately $1.5 million. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes."

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


COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", the Company has received a Letter of Determination and Conciliation Proposal from the EEOC relating to the Commissioner's Charge described in that section. Following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed in Philadelphia, Pennsylvania by three former EGL employees and one individual who had unsuccessfully applied for a position. Four additional plaintiffs joined the suit in late July 2000. The lawsuit alleges discrimination and adopts in their entirety the EEOC's conclusions. Although the named plaintiffs on the Philadelphia lawsuit seek to represent a class of individuals, no class action has yet been approved by the Court, although the EEOC has been allowed to intervene, which could allow claims to be brought with respect to a class of individuals. The lawsuit seeks unspecified damages. Any relief sought in these lawsuits would be in addition to and not limited by the relief sought by the EEOC. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity, and recognition of a loss in our consolidated statement of operations.


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

         Additionally, during the three and six months ended June 30, 2001, we paid Miami Air $3.9 million and $6.1 million, respectively, under the aircraft charter agreement. There were no unpaid balances related to this agreement as of June 30, 2001. Additionally, Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman, President and CEO) and Mr. Hevrdejs (a director of the Company) are obligated to purchase up to approximately $1.7 million and $.5 million, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. The Company and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. The Series A preferred stock, if issued, will not be convertible, will have a 15.0% annual dividend rate and will be mandatorily redeemable in July 2006 or upon the prior occurrence of specified events.

         In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane. On October 30, 2000, our Board of Directors approved a change in this arrangement whereby we would reimburse Mr. Crane for the $112,000 monthly lease obligation and other related costs on this aircraft and we would bill Mr. Crane for any use of this aircraft unrelated to company business on an hourly basis. For the three and six months ended June 30, 2001, we reimbursed Mr. Crane for $0.3 million and $0.7 million, respectively, in monthly lease payments and related costs on the aircraft.

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


         The Company subleases a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by Mr. Crane. Rental income was approximately $31,000 and $131,000 for the three and six months ended June 30, 2001, respectively. In addition the Company billed this customer approximately $59,000 and $134,000 for freight forwarding services for the three and six months ended June 30, 2001, respectively.


NEW ACCOUNTING PRONOUNCEMENTS

         See Notes 2 and 3 of the notes to condensed consolidated financial statements and management's discussion and analysis of new accounting pronouncements for a description.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in exposure to market risk from that discussed in EGL's Annual Report on Form 10-K for the year ended December 31, 2000 other than the cash flow hedge entered into by the Company in April 2001. See Note 4 of the notes to condensed consolidated financial statements.


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

         The specific monetary relief as outlined above is $950,000 less than that amount proposed in its preliminary assessment. The Conciliation Proposal stated, however, that "the EEOC agreed that its claim [for monetary relief] could be resolved for $20,000,000." The EEOC also sought non-monetary relief, including hiring 244 minority employees, certain upward adjustments to salaries, reinstatement of up to 15 employees and required

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


promotion of 30 employees. The Conciliation Proposal also sought other non-monetary relief, including (1) reformation of our policies and practices with respect to record keeping, recruiting, hiring and placement, reinstatement, promotion and transfer, and corporate governance, (2) revision of certain job descriptions, (3) institution of employee and supervisory training, and (4) the institution of specified procedures and steps with respect to such matters.

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

         The lawsuit seeks unspecified damages that are not limited by the relief sought by the EEOC in the Conciliation Proposal. Because the lawsuit is essentially based upon the contested EEOC allegations described above, we fully intend to defend ourselves in both matters but would consider a settlement with both the plaintiffs and the EEOC that we believe is reasonable in both monetary and non-monetary terms. We initiated a mediation process with both the EEOC and the plaintiffs in the lawsuit in a effort to resolve this matter but results to date have been unsuccessful. There can be no assurance as to what will be the amount of time it will take to resolve the Commissioner's Charge, the other lawsuits and related issues or the degree of any adverse effect these matters may have on us and our financial condition and results of operation. A substantial settlement payment or judgment could result in a significant decrease in working capital and liquidity. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations " and Note 9 of the notes to condensed consolidated financial statements for a discussion of commitments and contingencies.

         From time to time we are a party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation and are not aware of any litigation threatened against us, which we believe would have a material adverse effect on our business.


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

         (b) Adoption of Shareholder Rights Plan. On May 23, 2001, the Company's Board of Directors declared a dividend of one right (Right) for each outstanding share of the Company's Common Stock, par value $.001 per share, to shareholders of record at the close of business on June 4, 2001. The Rights will have certain anti-takeover effects. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company's Board of Directors. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire the Company even if such acquisition may be favorable to the interests of the Company's shareholders. Because the Company's Board of Directors can redeem the Rights or approve a permitted offer under the

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


         plan, the Rights should not interfere with a merger or other business combination approved by the Board of Directors of the Company. The Rights are described in Note 8 of the notes to condensed consolidated financial statements and in our Form 8-K filed on May 24, 2001.

         (c) As previously reported, included under Management's Discussion and Analysis of Financial Condition and Results of Operations Overview," in the Company's Form 10-K for the fiscal year ended December 31, 2000, the Company agreed to issue shares of Company common stock as additional partial consideration for the January 7, 2000 acquisition of Commercial Transport International (Canada) Ltd. and Fastair Cargo Systems Ltd. Earlier this year, 195,481 shares of Common Stock were issued in respect of the Company's $3.5 million obligation in connection with this acquisition. Such transaction is exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof as a transaction not involving any public offering.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

(a)      ANNUAL MEETING OF SHAREHOLDERS ON MAY 23, 2001

(b)      ELECTION OF DIRECTORS                FOR        AGAINST    WITHHELD    ABSTAIN    BROKER NONVOTES
         ---------------------             ----------    -------    --------    -------    ---------------
         James R.Crane                     44,605,122       *        87,784         --            *
         Peter Gibert                      44,602,907       *        89,999         --            *
         Frank J. Hevrdejs                 44,604,130       *        88,776         --            *
         Neil E. Kelley                    44,604,823       *        88,083         --            *
         Norwood W. Knight-Richardson      44,605,678       *        87,228         --            *
         Rebecca A. McDonald               44,603,169       *        89,737         --            *
         Elijio V. Serrano                 44,603,587       *        89,319         --            *

(c)      PROPOSALS
         ---------
         Approval of Appointment of
         PricewaterhouseCoopers LLP as
         Independent Accountants           44,618,631     66,813       *         7,462            *

         * Not Applicable

                                    EGL, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)


ITEM 5. OTHER INFORMATION

     FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the Circle merger; the proposed new credit facility; expectations or arrangements for the Company's leased planes and the effects thereof; the expected completion and/or effects of the Plan; the termination of joint venture/agency agreements and the Company's ability to recover assets in connection therewith; the Company's plan to reduce costs (including the scope, timing, impact and effects thereof); past and planned headcount reductions (including the scope, timing, impact and effects thereof); potential annualized cost savings; changes in the Company's dedicated charter fleet strategy (including the scope, timing, impact and effects thereof); the Company's plans to outsource leased planes, the Company's ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof), the Company's ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company's services to domestic and global economic conditions; cost management efforts; expected growth; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge or other litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.

         The Company's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Circle merger, including the integration of its systems, operations and other businesses, termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects), the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; results of litigation (including the results and outcome of the Commissioner's Charge); the Company's vulnerability to general economic conditions and dependence on its principal customers; the timing, success and effects of the Company's restructuring and other changes to its leased aircraft arrangements, whether the Company enters into arrangements with third parties relating to such leased aircraft and the terms of such arrangements, the results of the new air network, whether the Company enters into definitive agreements for either new lift capacity or for a new credit facility and the terms of any such agreements, the ability of the Company's lead bank to syndicate such a facility and the market for such syndications, responses of customers to the Company's actions by the Company's principal shareholder; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission including those detailed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" in the Company's Form 10-K for the year ended December 31, 2000. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

       3(ii) Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of the Company.

      *3(iii) Amended and Restated Bylaws of the Company, as amended (Exhibit
              3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000).

      *4 Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock. (Exhibit 1 to the Company's Current Report on Form 8-K dated May 23, 2001).

      10(i) First Amendment dated June 28, 2001 to Credit Agreement dated January 5, 2001 between EGL, Bank of America, N.A., SouthTrust Bank, The Bank of Tokyo-Mitsubishi, Ltd. and the other financial institutions named therein.

------------
*    Incorporated by reference as indicated.


      (b)     REPORTS ON FORM 8-K.

              The Company filed a report of Form 8-K on May 24, 2001 related to the Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent.

                                    EGL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       EGL, INC.
                                        ----------------------------------------
                                                     (Registrant)



Date: August 14, 2001                            BY: /s/ James R. Crane
                                        ----------------------------------------
                                                    James R. Crane
                                             Chairman, President and Chief
                                                   Executive Officer


Date: August 14, 2001                          BY: /s/ Elijio V. Serrano
                                        ----------------------------------------
                                                   Elijio V. Serrano
                                                Chief Financial Officer

                                    EGL, INC.


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

 3(ii) Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of the Company.

*3(iii) Amended and Restated Bylaws of the Company, as amended (Exhibit 3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000).

*4 Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock. (Exhibit 1 to the Company's Current Report on Form 8-K dated May 23, 2001).

10(i) First Amendment dated June 28, 2001 to Credit Agreement dated January 5, 2001 between EGL, Bank of America, N.A., SouthTrust Bank, The Bank of Tokyo-Mitsubishi, Ltd. and the other financial institutions named therein.

------------
*    Incorporated by reference as indicated.