Form 10-Q
period 2001-09-30
EGL INC
filed 2001-11-14
CIK 1001718

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2001

                                       or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to


                         COMMISSION FILE NUMBER 0-27288

                                    EGL, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                          76-0094895
-------------------------------                ---------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

At November 1, 2001, the number of shares outstanding of the registrant's common stock was 47,780,843 (net of 1,126,079 treasury shares).

================================================================================

                                    EGL, INC.
                               INDEX TO FORM 10-Q


                                                                              PAGE
                                                                              ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Condensed Consolidated Balance Sheet as of                            1
           September 30, 2001 and December 31, 2000

         Condensed Consolidated Statement of Operations for the Nine           2
           Months ended September 30, 2001 and 2000

         Condensed Consolidated Statement of Operations for the Three          3
           Months ended September 30, 2001 and 2000

         Condensed Consolidated Statement of Cash Flows for                    4
           the Nine Months ended September 30, 2001 and 2000

         Condensed Consolidated Statement of Stockholders'                     5
           Equity for the Nine Months ended September 30, 2001

         Notes to Condensed Consolidated Financial Statements                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                               14

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           24

PART II.  OTHER INFORMATION                                                   24

SIGNATURES                                                                    28

INDEX TO EXHIBITS                                                             29

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT PAR VALUES)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                ASSETS                                 2001             2000
                                                                                   -------------    -------------
Current assets:
    Cash and cash equivalents                                                      $      64,617    $      60,001
    Short-term investments                                                                   956           13,056
    Trade receivables, net of allowance of $11,600 and $14,115                           401,763          497,461
    Other receivables                                                                     10,206            7,498
    Deferred income taxes                                                                 38,652           17,167
    Income tax receivable                                                                 23,132            2,128
    Other current assets                                                                  32,282           10,996
                                                                                   -------------    -------------

        Total current assets                                                             571,608          608,307

Property and equipment, net                                                              183,804          153,345
Investments in unconsolidated affiliates                                                  46,600           52,717
Goodwill, net                                                                             80,399           76,254
Other assets, net                                                                          6,674            9,123
                                                                                   -------------    -------------

        Total assets                                                               $     889,085    $     899,746
                                                                                   =============    =============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                  $     127,979    $       3,429
    Trade payables and accrued transportation costs                                      255,680          260,802
    Accrued salaries and related costs                                                    25,726           29,068
    Accrued merger and integration costs (Note 6)                                         12,763           24,976
    Other liabilities                                                                     57,912           54,027
                                                                                   -------------    -------------

        Total current liabilities                                                        480,060          372,302

Deferred income taxes                                                                     18,890           18,864
Long-term notes payable                                                                    3,680           91,051
Other noncurrent liabilities                                                              10,844            2,980
                                                                                   -------------    -------------
        Total liabilities                                                                513,474          485,197
                                                                                   -------------    -------------
Minority interests                                                                         7,797           10,782
                                                                                   -------------    -------------
Commitments and contingencies (Note 9)
Stockholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
    Common stock, $0.001 par value, 200,000 shares authorized; 50,033
    and 49,803 shares issued; 48,907 and 48,411 shares outstanding                            49               48
    Additional paid-in capital                                                           156,346          150,131
    Retained earnings                                                                    263,891          304,889
    Accumulated other comprehensive loss                                                 (34,141)         (27,729)
    Unearned compensation                                                                   (798)          (1,300)
    Treasury stock, 1,126 and 1,392 shares held                                          (17,533)         (24,195)
    Obligation to deliver common stock                                                        --            1,923
                                                                                   -------------    -------------
        Total stockholders' equity                                                       367,814          403,767
                                                                                   -------------    -------------

        Total liabilities and stockholders' equity                                 $     889,085    $     899,746
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

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            --------------------------
                                                               2001           2000
                                                            -----------    -----------
Revenue                                                     $ 1,246,512    $ 1,346,407
Cost of transportation                                          769,846        813,734
                                                            -----------    -----------
      Net revenues                                              476,666        532,673

Operating expenses:
      Personnel costs                                           289,550        281,866
      Other selling, general and administrative expenses        223,099        185,892
      EEOC legal settlement (Note 9)                             10,089
      Restructuring and integration costs (Note 6)               14,973
                                                            -----------    -----------
Operating income (loss)                                         (61,045)        64,915
Non-operating income (expense), net                              (5,618)         2,888
                                                            -----------    -----------
Income (loss) before provision (benefit) for income taxes       (66,663)        67,803
Provision (benefit)for income taxes                             (25,665)        26,053
                                                            -----------    -----------
Net income (loss)                                           $   (40,998)   $    41,750
                                                            ===========    ===========

Basic earnings (loss) per share                             $     (0.87)   $      0.90
Basic weighted-average common shares outstanding                 47,477         46,358

Diluted earnings (loss) per share                           $     (0.87)   $      0.88
Diluted weighted-average common equivalent
      shares outstanding                                         47,477         47,636

       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            ----------------------
                                                               2001         2000
                                                            ---------    ---------
Revenue                                                     $ 414,992    $ 490,716
Cost of transportation                                        243,548      298,821
                                                            ---------    ---------
      Net revenues                                            171,444      191,895

Operating expenses:
      Personnel costs                                          94,328       97,798
      Other selling, general and administrative expenses       71,735       65,046
      EEOC legal settlement (Note 9)                           10,089           --
      Restructuring and integration costs (Note 6)              6,250           --
                                                            ---------    ---------
Operating income (loss)                                       (10,958)      29,051
Non-operating income (expense), net                            (3,062)         682
                                                            ---------    ---------
Income (loss) before provision (benefit) for income taxes     (14,020)      29,733
Provision (benefit)for income taxes                            (5,245)      11,422
                                                            ---------    ---------
Net income (loss)                                           $  (8,775)   $  18,311
                                                            =========    =========

Basic earnings (loss) per share                             $   (0.18)   $    0.39
Basic weighted-average common shares outstanding               47,679       46,446

Diluted earnings (loss) per share                           $   (0.18)   $    0.38
Diluted weighted-average common equivalent
      shares outstanding                                       47,679       47,866

See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             --------------------------
                                                                                2001           2000
                                                                             -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                       $   (40,998)   $    41,750
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                             24,104         24,036
        Provision for doubtful accounts                                            8,342          8,014
        Amortization of unearned compensation                                        502            460
        Deferred income tax benefit                                              (21,434)           (58)
        Tax benefit of stock options exercised                                     2,577          2,735
        Equity in losses of affiliates, net of dividends received                  2,519            196
        Minority interests, net of dividends paid                                    741         (1,844)
        Other                                                                         --           (753)
        Net effect of changes in working capital                                  31,928        (43,214)
                                                                             -----------    -----------
Net cash provided by operating activities                                          8,281         31,322
                                                                             -----------    -----------

Cash flows from investing activities:
        Capital expenditures                                                     (51,907)       (48,780)
        Net proceeds from marketable securities and short-term investments         9,150         13,139
        Proceeds from sales of other assets                                           --          2,138
        Acquisitions of businesses, net of cash acquired                          (4,639)       (33,102)
        Cash from newly consolidated subsidiary                                       --          5,582
        Cash received from disposal of affiliates                                  2,959
        Other                                                                       (819)        (2,600)
                                                                             -----------    -----------
Net cash used in investing activities                                            (45,256)       (63,623)
                                                                             -----------    -----------

Cash flows from financing activities:
        Repayment of notes payable                                                (6,792)       (12,542)
        Increase in borrowings on notes payable                                   44,552         13,525
        Issuance of common stock, net of related costs                             1,237         10,918
        Proceeds from exercise of stock options                                    3,639          3,132
        Treasury stock purchases                                                      --        (10,478)
        Dividends paid                                                                --         (4,764)
                                                                             -----------    -----------
Net cash provided by (used in) financing activities                               42,636           (209)
                                                                             -----------    -----------

Effect of exchange rate changes on cash                                           (1,045)        (2,409)
                                                                             -----------    -----------

Increase (decrease) in cash and cash equivalents                                   4,616        (34,919)
Cash and cash equivalents, beginning of the period                                60,001         78,685
                                                                             -----------    -----------

Cash and cash equivalents, end of the period                                 $    64,617    $    43,766
                                                                             ===========    ===========


      See notes to unaudited condensed consolidated finanacial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (IN THOUSANDS)



                                                                  Additional             Compre-     Accumulated    Obligation to
                                                   Common stock    paid-in    Retained   hensive     other compre-  deliver common
                                                  Shares  Amount   capital    earnings     loss      hensive loss       stock
                                                  ------  ------  ----------  --------   -------     ------------   --------------
Balance at December 31, 2000                      48,411  $  48    $ 150,131  $ 304,889               $ (27,729)       $ 1,923

Comprehensive loss:
Net loss                                                                        (40,998)  $ (40,998)
Change in value of marketable securities, net                                                   (47)        (47)
Change in value of cash flow hedge                                                           (2,197)     (2,197)
Foreign currency translation adjustments                                                     (4,168)     (4,168)
                                                                                          ---------
Comprehensive loss                                                                        $ (47,410)
                                                                                          =========
Issuance of shares under stock purchase plan
Issuance of common stock for acquisition                                                                                (1,923)
Exercise of stock options, including tax benefit     496      1        6,215
Amortization of unearned compensation
                                                  ------  -----    ---------  ---------               ---------        -------

Balance at September 30, 2001                     48,907  $  49    $ 156,346  $ 263,891               $ (34,141)       $    --
                                                  ======  =====    =========  =========               =========        =======

                                                     Unearned    Treasury
                                                   compensation   stock      Total
                                                   ------------  --------   --------
Balance at December 31, 2000                       $ (1,300)    $(24,195)  $ 403,767

Comprehensive loss:
Net loss                                                                     (40,998)
Change in value of marketable securities, net                                    (47)
Change in value of cash flow hedge                                            (2,197)
Foreign currency translation adjustments                                      (4,168)

Comprehensive loss

Issuance of shares under stock purchase plan                       1,237       1,237
Issuance of common stock for acquisition                           5,425       3,502
Exercise of stock options, including tax benefit                               6,216
Amortization of unearned compensation                   502                      502
                                                   --------    ---------   -------==

Balance at September 30, 2001                      $   (798)   $ (17,533)  $ 367,814
                                                   ========    =========   =========

Comprehensive loss for the three months ended September 30, 2001 was $(7,725).


      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No.0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at September 30, 2001 and the results of its operations for the nine and three months ended September 30, 2001. Results of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results that may be expected for EGL's full fiscal year. The Company has reclassified certain prior period amounts to conform to the current period presentation.

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill arising from new transactions to be written off immediately as an extraordinary gain, and for pre-existing transactions to be recognized as the cumulative effect of a change in accounting principle.

         SFAS 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization of intangible assets with finite lives will no longer be limited to forty years. The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001. This statement is required to be applied at the beginning of an entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements at that date. The Company will adopt SFAS 142 as of January 1, 2002 and is currently determining the impact it will have on its results of operations and financial position.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 as of January 1, 2002 and is currently determining the impact, if any, it will have on its results of operations and financial position.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 3 - ACCOUNTING POLICY FOR DERIVATIVE INSTRUMENTS:

         Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of the foreign currency exposure of a net investment in a foreign operation.

         For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of the change. For derivative instruments that are designated and qualify as a hedge of foreign currency exposure of a net investment in a foreign operation, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

         The Company uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure when it is entered into, as well as the risk, management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of earnings as the underlying exposure being hedged. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings as non-operating income (expense), net.

     Cash Flow Hedging Strategy

         In April 2001, the Company entered into an interest rate swap agreement, which has been designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR-based revolving credit facility. Accordingly, the change in the fair value of the swap agreement is recorded in other comprehensive income (loss).

NOTE 4 - EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options are the only potentially dilutive share equivalents the Company had outstanding for the periods presented. Incremental shares of 1.3 million and 1.4 million were used in the calculation of diluted earnings per share for the nine and three months ended September 30, 2000, respectively. No shares related to options were included in diluted earnings per share for the nine and three months ended September 30, 2001 because their effect would have been antidilutive as the Company incurred a net loss during those periods.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 5 - BUSINESS COMBINATIONS:

         On October 2, 2000, EGL completed its merger with Circle pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of July 2, 2000. EGL issued approximately 17.9 million shares of EGL common stock in exchange for all issued and outstanding shares of Circle common stock and assumed Circle options exercisable for approximately 1.1 million shares of EGL common stock. The exchange ratio of one share of EGL common stock for each share of Circle common stock was determined by arms-length negotiations between EGL and Circle. The merger qualified as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes; as such, the Company's financial statements have been restated to include the operations of Circle for all periods presented.

NOTE 6 - MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS:

     Transaction and integration costs

         As a result of the merger with Circle, as discussed in Note 5, the Company paid $2.0 million and $11.1 million of transaction and integration costs during the three and nine months ended September 30, 2001, respectively, of which $3.4 million was accrued as of December 31, 2000. Integration costs of approximately $2.0 million and $7.7 million incurred and expensed during the three and nine months ended September 30, 2001, respectively, included personnel costs for redundant employees at the former Circle's headquarters, the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world, and other integration costs.

     Merger restructuring charges

         During the fourth quarter of 2000, the Company established a plan (the
Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger. The principal components of the Plan involve the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made for remaining future lease obligations, the terms of the Plan were substantially completed by the end of the third quarter of 2001.

         The charges incurred under the Plan for the nine months ended September 30, 2001 and the remaining portion of the unpaid accrued charges as of September 30, 2001 are as follows:

                                                                     Additional income
                                                                 statement charge for the nine
                                                                months ended September 30, 2001
                                                                -------------------------------
                                                    Accrued                                                            Accrued
                                                   liability                       Revisions                          liability
                                                  December 31,       New              to             Payments/      September 30,
(in thousands)                                       2000           charges        estimates        reductions           2001
                                                 -------------   -------------    -------------    -------------    -------------
Severance costs                                  $       6,267   $       3,091    $        (398)   $      (7,801)   $       1,159
Future lease obligations, net of subleasing             10,063           1,917            3,282           (4,661)          10,601
Termination of joint venture/agency agreements           5,212              --           (3,000)          (1,209)           1,003
                                                 -------------   -------------    -------------    -------------    -------------
                                                 $      21,542   $       5,008    $        (116)   $     (13,671)   $      12,763
                                                 =============   =============    =============    =============    =============

      Severance costs

         Severance costs have been recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations who were terminated or notified of their termination under the Plan prior to

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


December 31, 2000. At December 31, 2000, approximately 60 of the 150 employees included in the Plan were no longer employed by the Company. The termination of substantially all of the remaining 90 employees occurred in the first quarter of 2001, and severance costs of approximately $3.0 million were recorded.

         Also, during January 2001 the Company announced an additional reduction in the Company's workforce of approximately 125 additional employees. The charge for this workforce reduction is approximately $0.1 million and was recorded during the first quarter of 2001.

     Future lease obligations

         Future lease obligations consist of the Company's remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company is in the process of vacating and consolidating due to excess capacity resulting from the Company having multiple facilities in certain locations. Amounts recorded for future lease obligations under the Plan are net of approximately $34.9 million in anticipated future recoveries from actual or expected sublease agreements. Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed or are likely to be executed during the next year. During the three months ended September 30, 2001, the Company recorded an additional charge of $3.2 million based on revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy.

           The provisions of the Plan include the consolidation of facilities at approximately 80 of the Company's operating locations. As of September 30, 2001 consolidation of facilities has been completed at substantially all of these locations with the remaining locations expected to be completed by the end of the first quarter of 2002. During the second quarter of 2001, the Company determined the estimated consolidation dates for several of the remaining facilities and recorded an additional charge of $1.9 million. All lease costs for facilities being consolidated are charged to operations until the date that the Company vacates each facility. The charges recorded under the Plan include provisions for closing Circle's logistics facility in Los Angeles, California.

     Termination of joint venture/agency agreements

         Costs to terminate joint venture/agency agreements represent contractually obligated costs incurred to terminate selected joint venture/agency agreements with certain of the Company's former business partners along with assets that are not expected to be fully recoverable as a result of the Company's decision to terminate these agreements. In conjunction with the Company's Plan, the Company is currently terminating certain of its joint venture/agency agreements. During the nine months ended September 30, 2001, the Company completed the termination of joint venture agreements in South Africa and Taiwan on more favorable terms than originally expected and revised its estimate by $3.0 million.

     Other restructuring charges

         In mid-August 2001 the Company negotiated agreements to reduce its exposure to future losses on leased aircraft. A lease for two of the aircraft was terminated with no financial penalty. The Company subleased five aircraft to a third party at rates below the Company's current contractual commitment and recorded of a charge of approximately $2.4 million in the third quarter of 2001 for the excess of the Company's commitment over the sublease income through the end of the lease term. The Company is currently operating six aircraft in its domestic overnight air network. As of December 31, 2001, the Company only will be obligated under one lease agreement for four aircraft. This agreement expires during 2003.


NOTE 7 - REVOLVING CREDIT FACILITY:

         On January 5, 2001, the Company entered into an agreement (the Credit Facility) with various financial institutions, with the Bank of America, N.A. (the

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


Bank) serving as administrative agent, to replace its previous credit facility. The Credit Facility (as amended on June 28, 2001) provided a $150 million revolving line of credit and included a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The Credit Facility will mature on January 5, 2004.

         For each tranche of principal obtained under the Credit Agreement, the Company elects an interest rate calculation on either LIBOR plus an applicable margin based on a ratio of consolidated debt to consolidated EBITDA (a Libor Tranche) or the greater of the prime rate announced by the Bank or the federal funds rate plus 50 basis points (a Prime Rate Tranche). The interest for a LIBOR Tranche is due at the earlier of three months from inception of the LIBOR Tranche, as selected by the Company, or the expiration of the LIBOR Tranche, whichever is earlier. The interest for a Prime Rate Tranche is due quarterly.

         The Company is subject to certain covenants under the terms of the Credit Facility, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than 0.40 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 3.00 to 1.00 (d) a consolidated fixed charge coverage ratio of no less than 1.35 to 1.00 and (e) minimum consolidated domestic accounts receivable coverage ratio not to be less than 1.25 to 1.00. The Credit Facility also places restrictions on additional indebtedness, liens, investments, change of control and other matters and is secured by an interest in substantially all of the Company's assets.

         As of September 30, 2001, our results did not satisfy the requirements of certain covenants. We received a waiver letter from the banks to waive the event of default until November 9, 2001.

         The Company has reached an agreement with its banking group led by the bank with respect to an amendment and restatement of its Credit Facility, to be effective as of November 9, 2001, (Amended and Restated Credit Facility). The Amended and Restated Credit Facility, which will mature on November 9, 2002, provides a revolving line of credit of up to the lesser of (a) $150 million or
(b) an amount equal to (i) up to 85% of the net amount of billed and posted eligible accounts receivable of the Company, its wholly owned domestic subsidiaries, and its wholly-owned subsidiaries in Canada, the United Kingdom, and the Netherlands (Eligible Foreign Subsidiaries) (provided that the eligible accounts receivable of the Netherlands subsidiaries not exceed $10 million and provided further that the amount of the borrowing base attributable to accounts receivable of all Eligible Foreign Subsidiaries not exceed the lesser of $30 million or 20% of the aggregate amount of the borrowing base) plus (ii) up to 85% of the net amount of billed and unposted eligible accounts receivable of the Company and its wholly owned domestic subsidiaries owing by account debtors located in the United States (subject to a maximum aggregate availability cap of $10 million), plus (iii) up to 50% of the net amount of unbilled (fully earned) and unposted eligible accounts receivable of the Company and its wholly owned domestic subsidiaries owing by account debtors located in the United States (subject to a maximum aggregate availability cap of $10 million), plus (iv) 100% of eligible standby letters of credit in favor of the Bank for the account of the Company or any wholly owned subsidiary, plus (v) 100% of eligible cash deposits or short-term investments of the Company or any wholly owned subsidiary, minus (vi) reserves from time to time established by the Bank, in its reasonable credit judgment (the aggregate of (i), (ii), (iii), (iv), (v) and (vi) being referred to herein as the "Eligible Borrowing Base"). Such Amended and Restated Credit Facility includes a $30 million letter of credit subfacility and a $15 million sublimit for swing line loans.

         For each tranche of principal borrowed under the revolving line of credit, the Company may elect an interest rate of either (a) LIBOR plus an applicable margin of 4.00% from November 7 through December 21, 2001, 5.00% from December 22, 2001 through March 14, 2002, 5.50% from March 15, 2002 through June 14, 2002, 6.00% from June 15, 2002 through September 14, 2002, and 6.50%
thereafter (a LIBOR Tranche) or (b) the Base Rate (the greater of (i) the prime rate announced by the Bank or (ii) the federal funds rate plus 0.50%) plus an applicable margin of 1.25% from November 7 through December 21, 2001, 2.00% from December 22, 2001 through March 14, 2002, 2.50% from March 15, 2002 through June 14, 2002, 3.00% from June 15, 2002 through September 14, 2002, and 3.50%
thereafter (a Prime Rate Tranche). The interest on a LIBOR Tranche is payable at the earlier of three months from the first day of the interest period for the LIBOR Tranche, as selected by the Company, or the last day of the interest period for such LIBOR Tranche, whichever is earlier. The interest on a Prime Rate Tranche is payable quarterly.

         The Company will be subject to certain covenants under the terms of the Amended and Restated Credit Facility, including, but not limited to, (a) maintenance at the end of any fiscal quarter of (i) a minimum specified consolidated net worth, (ii) a ratio of consolidated funded debt to total capitalization of no greater than 0.40 to 1.00, (ii) a ratio of consolidated funded debt to consolidated EBITDA for the four preceding fiscal quarters (on an annualized basis from October 1, 2001 to the date of such measurement) of no greater than 3.00 to 1.00 for the fiscal quarter ending December 31, 2001, 2.50 to 1.00 for the fiscal quarter ending March 31, 2002, 2.50 to 1.00 for the fiscal quarter ending June 30, 2002, and 2.25 to 1.00 for the fiscal quarter ending September 30, 2002, (iv) a consolidated fixed charge coverage ratio (consolidated EBITDA minus taxes and maintenance capital expenditures to consolidated interest expenses), commencing with the fiscal quarter ending December 31, 2001, for the preceding four fiscal quarters (provided that for all fiscal quarters prior to September 30, 2002, such determination shall be for the period beginning October 1, 2001 and ending on such date of measurement) of no less than 2.50 to 1.00, and (v) a consolidated fixed charge coverage ratio (consolidated EBITDA minus taxes and total capital expenditures to consolidated interest expenses), commencing with the fiscal quarter ending December 31, 2001, for the preceding four fiscal quarters (provided that for all fiscal quarters prior to September 30, 2002, such determination shall be for the period beginning October 1, 2001 and ending on such date of measurement) of no less than 1.00 to 1.00 and (b) maintenance as of the last day of each calendar month, beginning October 31, 2001, of consolidated EBITDA of not less than $10 million at October 31, 2001 through March 31, 2002, $12.5 million at April 30, 2002 through June 30, 2002, and $15 million at July 31, 2002 or thereafter. The Amended and Restated Credit Facility will also place restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset depositions, change of control and other matters, will be secured by substantially all of the Company's assets, and will be guaranteed by all domestic and Eligible Foreign Subsidiaries.

         The Company and the Bank have also entered into a commitment letter, dated October 22, 2001 (Commitment Letter), pursuant to which the Bank has agreed to use its best efforts to arrange for the Company a secured credit facility, with a term of three years, to replace the Amended and Restated Credit Facility (Replacement Credit Facility), consisting of revolving loans of up to the lesser of (a) $180 million or (b) the Eligible Borrowing Base. Such Replacement Credit Facility, which includes a $50 million letter of credit subfacility, would bear interest, at the election of the Company, at either (a) the Bank's prime rate or (b) LIBOR plus an applicable margin of 2.5% (subject to performance pricing adjustments providing for increases of up to 0.25% and decreases of up to 0.50%), and would be subject to an unused line fee of 0.5% (subject to performance pricing adjustments providing for decreases of up to 0.25%). A termination fee would be payable upon termination of the Replacement Credit Facility during the first two years after the closing thereof, in the amount of 0.75% if the termination occurs before the first anniversary of the closing and 25% if the termination occurs after the first anniversary, but before the second anniversary of such closing (unless terminated in connection with a refinancing arranged or underwritten by the Bank or its affiliates). Such Replacement Credit Facility would contain customary representations, warranties and covenants (including, but not limited to, financial covenants requiring an agreed (i) minimum tangible net worth, (ii) minimum EBITDA, subject to a $40 million minimum availability trigger, and (iii) maximum capital expenditures, and other covenants placing restrictions on additional indebtedness, dividends, liens, investments, acquisitions, transfers of assets and other matters). The Commitment Letter will expire on December 20, 2001 unless a definitive Replacement Credit Facility is executed on or prior to such date. There can be no assurance that the Company will consummate a definitive Replacement Credit Facility upon the terms described above or at all.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


NOTE 8 - SHAREHOLDERS' RIGHTS PLAN:

         On May 23, 2001, the Company's Board of Directors declared a dividend of one Right to purchase preferred stock ("Right") for each outstanding share of Company common stock to shareholders of record at the close of business on June 4, 2001. Each right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $120 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of Company common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the "Distribution Date"). James R. Crane will not become an Acquiring Person, unless and until he and his affiliates becomes the beneficial owner of 49% or more of the Common Stock. Rights will be issued with all shares of Company common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing Company common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. At any time until ten days after a public announcement that the Rights have been triggered, the Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner other than to change the redemption price. Certain subsequent amendments are also permitted. The Rights expire on June 4, 2011.

NOTE 9 - EEOC LEGAL SETTLEMENT:

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

         On May 12, 2000, four individuals filed suit against EGL alleging gender, race and national origin discrimination, as well as sexual harassment. This lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, Pennsylvania. The EEOC was not initially a party to the Philadelphia litigation. In July 2000, four additional individual plaintiffs were allowed to join the Philadelphia litigation. The Company filed an Answer in the Philadelphia case and extensive discovery was conducted. The individual plaintiffs sought to certify a class of approximately 1,000 current and former EGL employees and applicants. The plaintiff's initial motion for class certification was denied in November 2000.

         On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation, which was granted by the Court in Philadelphia on January 31, 2001. In addition, the Philadelphia Court also granted EGL's motion that the case be transferred to the United States District Court for the Southern District of Texas -- Houston Division where EGL had previously initiated litigation against the EEOC due to what EGL believes to have been inappropriate practices by the EEOC in the issuance of the Commissioner's Charge and in the subsequent investigation. Subsequent to the settlement of the EEOC action described below, the claims of one of the eight named plaintiffs were ordered to binding arbitration at EGL's request. The Company recognized a charge of $7.5 million in the fourth quarter of 2000 for its estimated cost of defending and settling the asserted claims.

         On October 2, 2001, the EEOC and EGL announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge mentioned above. Under the Consent Decree, EGL has agreed to pay $8.5 million into a fund that will compensate individuals who claim

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


to have experienced discrimination. In addition, EGL will contribute $500,000 to establish a Leadership Development Program. This Program will provide training and educational opportunities for women and minorities already employed at EGL and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, EGL has not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. It will become effective following the exhaustion of any objections or appeals by any individual plaintiffs or potential claimants. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 to the leadership development program described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

         It is unclear whether some or all of the seven remaining individual plaintiffs will attempt to participate under the Consent Decree or whether they will elect to continue to pursue their claims on their own. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend itself against their allegations. The Company currently expects to prevail in its defense of any remaining individual claims. There can be no assurance as to what the amount of time it will take to resolve the objections or appeal relating to the settlement of the Commissioner's Charge and the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Part II, Item 1. Legal Proceedings."


NOTE 10 - BUSINESS SEGMENT INFORMATION:

         EGL's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding EGL's operations by region is summarized below.

(in thousands)                                                         Europe &        Asia &
                                           North         South          Middle         South
                                          America       America          East         Pacific     Eliminations    Consolidated
                                         ---------      --------      ---------      ---------    ------------    ------------
Nine months ended September 30, 2001:
     Total revenue                       $ 795,699      $ 43,230      $ 183,548      $ 262,414     $ (38,379)      $ 1,246,512
     Transfers between regions             (12,071)       (4,504)       (12,059)        (9,745)       38,379                 -
                                         ---------      --------      ---------      ---------     ---------       -----------
     Revenues from customers             $ 783,628      $ 38,726      $ 171,489      $ 252,669     $      --       $ 1,246,512
                                         =========      ========      =========      =========     =========       ===========

     Net revenue                         $ 317,724      $ 10,375      $  83,362      $  65,205                     $   476,666
                                         =========      ========      =========      =========                     ===========

     Income (loss) from operations       $ (85,086)     $   (750)     $   8,102      $  16,689                     $   (61,045)
                                         =========      ========      =========      =========                     ===========

Nine months ended September 30, 2000:
     Total revenue                       $ 878,318      $ 35,778      $ 164,859      $ 294,227     $ (26,775)      $ 1,346,407
     Transfers between regions              (7,071)       (3,664)        (7,406)        (8,634)       26,775                --
                                         ---------      --------      ---------      ---------     ---------       -----------
     Revenues from customers             $ 871,247      $ 32,114      $ 157,453      $ 285,593     $      --       $ 1,346,407
                                         =========      ========      =========      =========     =========       ===========

     Net revenue                         $ 384,049      $ 12,306      $  72,996      $  63,322                     $   532,673
                                         =========      ========      =========      =========                     ===========

     Income (loss) from operations        $ 40,320      $   (783)     $  13,391      $  11,987                     $    64,915
                                         =========      ========      =========      =========                     ===========

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)


(in thousands)
                                                                          Europe &         Asia &
                                            North          South           Middle          South
                                           America        America           East           Pacific      Eliminations    Consolidated
                                         -----------    ------------    ------------    ------------    ------------    ------------
Three months ended September 30, 2001:
    Total revenue                        $   264,191    $     14,176    $     65,105    $     87,324    $    (15,804)   $    414,992
    Transfers between regions                 (4,836)         (1,614)         (4,887)         (4,467)         15,804              --
                                         -----------    ------------    ------------    ------------    ------------    ------------
    Revenues from customers              $   259,355    $     12,562    $     60,218    $     82,857    $         --    $    414,992
                                         ===========    ============    ============    ============    ============    ============

    Net revenue                          $   117,284    $      3,464    $     28,940    $     21,756                    $    171,444
                                         ===========    ============    ============    ============                    ============

    Income (loss) from operations        $   (18,785)   $        555    $      2,301    $      4,971                    $   (10,958)
                                         ===========    ============    ============    ============                    ============

Three months ended September 30, 2000:
    Total revenue                        $   318,946    $     13,440    $     56,162    $    111,619    $     (9,451)   $    490,716
    Transfers between regions                 (2,650)         (1,300)         (2,511)         (2,990)          9,451              --
                                         -----------    ------------    ------------    ------------    ------------    ------------
    Revenues from customers              $   316,296    $     12,140    $     53,651    $    108,629    $         --    $    490,716
                                         ===========    ============    ============    ============    ============    ============

    Net revenue                          $   139,899    $      4,401    $     24,677    $     22,918                    $    191,895
                                         ===========    ============    ============    ============                    ============

    Income (loss) from operations        $    18,466    $      (278)    $      4,891    $      5,972                    $     29,051
                                         ===========    ============    ============    ============                    ============


Revenue from transfers between regions represents approximate amounts that would be charged if an unaffiliated company provided the services. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors, which have affected certain aspects of the Company's financial position, and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-27288).

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

         The following table presents certain statement of operations data for the periods indicated.

                                                  Nine Months Ended September 30,
                                     -------------------------------------------------------
                                                2001                         2000
                                     --------------------------    -------------------------
                                                      % of                         % of
                                        Amount       Revenues        Amount       Revenues
                                     -----------    -----------    -----------   -----------
                                               (in thousands, except percentages)
Revenues:
    Air freight forwarding           $   964,981           77.4    $ 1,054,177          78.3
    Ocean freight forwarding             130,783           10.5        138,158          10.3
    Customs brokerage and other          150,748           12.1        154,072          11.4
                                     -----------    -----------    -----------   -----------
Revenues                             $ 1,246,512          100.0    $ 1,346,407         100.0
                                     ===========    ===========    ===========   ===========
                                                      % of Net                    % of Net
                                       Amount         Revenues        Amount      Revenues
                                     -----------    -----------    -----------   -----------
Net revenues:
    Air freight forwarding           $   288,263           60.5    $   351,517          66.0
    Ocean freight forwarding              37,655            7.9         39,659           7.4
    Customs brokerage and other          150,748           31.6        141,497          26.6
                                     -----------    -----------    -----------   -----------
Net revenues                         $   476,666          100.0    $   532,673         100.0
                                     ===========    ===========    ===========   ===========

Operating expenses:
    Personnel costs                      289,550           60.8        281,866          52.9
    Other selling, general and
      administrative expenses            223,099           46.8        185,892          34.9
    EEOC legal settlement                 10,089            2.1             --            --
    Restructuring and integration
      costs                               14,973            3.1             --            --
                                     -----------    -----------    -----------   -----------

Operating income (loss)                  (61,045)         (12.8)        64,915          12.2
Non-operating income (expense), net       (5,618)          (1.2)         2,888           0.5
Net income (loss)                    $   (40,998)          (8.6)   $    41,750           7.8
                                     ===========    ===========    ===========   ===========

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.
         Revenue. Revenue decreased $99.9 million, or 7.4%, to $1,246.5 million in the nine months ended September 30, 2001 compared to $1,346.4 million in the nine months ended September 30, 2000 primarily due to decreases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, decreased $56.0 million, or 10.5%, to $476.7 million in the nine months ended September 30, 2001 compared to $532.7 million in the nine months ended September 30, 2000 due to a decrease in air freight forwarding net revenue.

         Air freight forwarding revenue. Air freight forwarding revenue decreased $89.2 million, or 8.5%, to $965.0 million in the nine months ended September 30, 2001 compared to $1,054.2 million in the nine months ended September 30, 2000 primarily as a result of volume decreases in North America offset by volume increases in Europe and South America. The volume decreases in North America were primarily attributable to the weakened U.S. economy.

         Air freight forwarding net revenue decreased $63.2 million, or 18.0%, to $288.3 million in the nine months ended September 30, 2001 compared to $351.5 million in the nine months ended September 30, 2000. The air freight forwarding margin declined to 29.9% for the nine months ended September 30, 2001 compared to 33.3% for the nine months ended September 30, 2000 due to a softening of the U.S. economy, primarily in the technology, telecommunications and automotive industries, and the resulting shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins. The Company's air freight forwarding margin was also adversely impacted in 2001 by the fixed costs of transportation related to 14 charter jet leases which were carrying less freight than targeted operating levels as a result of the factors discussed in the previous sentence. In June 2001, the Company paid $2.0 million to terminate one of its air charter lease agreements. In mid-August 2001 the Company negotiated agreements to reduce its exposure to future losses on leased aircraft. A lease for two of the aircraft was terminated with no financial penalty, and the Company has agreed to sublease five aircraft on another lease to a third party at rates below the Company's current contractual commitment, which resulted in a charge in the third quarter of 2001 of approximately $2.4 million. The Company is currently operating six aircraft in its domestic overnight air network. As of December 31, 2001, the Company will be obligated under one lease agreement for four aircraft that expires during 2003.

         Ocean freight forwarding revenue. Ocean freight forwarding revenue decreased $7.4 million, or 5.4%, to $130.8 million in the nine months ended September 30, 2001 compared to $138.2 million in the nine months ended September 30, 2000, while ocean freight forwarding net revenue decreased $2.0 million, or 5.0%, to $37.7 million in the nine months ended September 30, 2001 compared to $39.7 million in the nine months ended September 30, 2000. The decreases were principally due to volume decreases in North America and Asia. The ocean freight forwarding margin increased to 28.8% in the nine months ended September 30, 2001 compared to 28.7% in the nine months ended September 30, 2000 primarily due to better buying opportunities of purchased transportation mainly in Europe.

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, decreased $3.4 million, or 2.2%, to $150.7 million in the nine months ended September 30, 2001 compared to $154.1 million in the nine months ended September 30, 2000. Net customs brokerage and other revenue increased $9.2 million, or 6.5%, to $150.7 million in the nine months ended September 30, 2001 compared to $141.5 million in the nine months ended September 30, 2000 mainly due to an increase in logistics services provided to customers in North America and Europe offset by a decline in services in Asia and South America.

         Operating expenses. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $7.7 million, or 2.7%, to $289.6 million in the nine months ended September 30, 2001 compared to $281.9 million in the nine months ended September 30, 2000. As a percentage of net revenue, personnel costs were 60.8% in the nine months ended September 30, 2001 compared to 52.9% in the nine months ended September 30, 2000.

         Our history of rapid revenue growth has historically required us to increase our headcount at a fast pace to prepare for increased levels of activity to maintain our high level of customer service. As a result, employee headcount

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)


increased throughout 2000. When freight shipments began to slow during the first quarter of 2001, we attempted to alleviate the impact of the slowdown by implementing a furlough program in March 2001. With no strong signs of a near-term economic rebound, we reduced our headcount during the first nine months of 2001 to bring it in line with current activity levels. During the nine months ended September 30, 2001, over 700 regular full-time and contract employees were released, including the former Circle headquarters employees. The majority of these reductions were in the United States and, in total, represented approximately 13% of EGL's U.S. workforce.

         Other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, increased $37.2 million, or 20.0%, to $223.1 million in the nine months ended September 30, 2001 compared to $185.9 million in the nine months ended September 30, 2000. As a percentage of net revenue, other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, were 46.8% in the nine months ended September 30, 2001 compared to 34.9% in the nine months ended September 30, 2000. This increase is due to an overall increase in the level of our activities during 2000 and the nine months ended September 30, 2001 without the corresponding net revenue growth in the nine months ended September 30, 2001 due to the reduced shipping volumes and the shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins, but with a similar cost structure.

         EEOC legal settlement. In October 2001, the Company settled its claim with the EEOC and recorded a charge of $10.1 million during the third quarter of 2001, which includes $8.5 million placed into a settlement fund, $500,000 to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement.

         Transaction, restructuring and integration costs. During the nine months ended September 30, 2001, the Company recorded $7.3 million of restructuring costs. This amount includes a $5.2 million increase to future lease obligations, net of expected sublease income, a net additional charge of $2.7 million in severance costs, a $2.4 million charge for an impaired charter aircraft lease and a $3.0 million downward revision in a reserve related to the termination of joint ventures in South Africa and Taiwan on more favorable terms than originally expected. Integration costs of $7.7 million were incurred during the nine months ended September 30, 2001 and included personnel costs for redundant employees at the former Circle headquarters, the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world and other integration costs.

         Non-operating income (expense), net. For the nine months ended September 30, 2001, the Company had non-operating expense, net, of $5.6 million compared to non-operating income, net, of $2.9 million for the nine months ended September 30, 2000. The $8.5 million change is due to a lower level of interest income resulting from reduced short-term investments that were liquidated to fund expansion activity, higher interest expense from increased borrowings and an increase in losses from unconsolidated affiliates partially offset by a gain recognized on recording the market value of an investment held by the Company that became marketable during the second quarter of 2001.

         Effective tax rate. The effective income tax rate for the nine months ended September 30, 2001 was 38.5% compared to 38.4% for the nine months ended September 30, 2000. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different tax rates.

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)

                                                      Three Months Ended September 30,
                                             -----------------------------------------------
                                                      2001                      2000
                                             ----------------------    ---------------------
                                                            % of                     % of
                                              Amount      Revenues       Amount    Revenues
                                             ---------    ---------    ---------   ---------
                                                   (in thousands, except percentages)
Revenues:
    Air freight forwarding                   $ 321,841         77.6    $ 386,077        78.7
    Ocean freight forwarding                    42,872         10.3       51,469        10.5
    Customs brokerage and other                 50,279         12.1       53,170        10.8
                                             ---------    ---------    ---------   ---------
Revenues                                     $ 414,992        100.0    $ 490,716       100.0
                                             =========    =========    =========   =========

                                                          % of Net                 % of Net
                                              Amount      Revenues       Amount    Revenues
                                             ---------    ---------    ---------   ---------
Net revenues:
    Air freight forwarding                   $ 110,836         64.7    $ 128,965        67.2
    Ocean freight forwarding                    10,329          6.0       14,150         7.4
    Customs brokerage and other                 50,279         29.3       48,780        25.4
                                             ---------    ---------    ---------   ---------
Net revenues                                 $ 171,444        100.0    $ 191,895       100.0
                                             =========    =========    =========   =========

Operating expenses:
    Personnel costs                             94,328         55.0       97,798        51.0
    Other selling, general and
     administrative expenses                    71,735         41.8       65,046        33.9
    EEOC legal settlement                       10,089          5.9           --          --
    Restructuring and integration
     costs                                       6,250          3.7           --          --
                                             ---------    ---------    ---------   ---------

Operating income (loss)                        (10,958)        (6.4)      29,051        15.1
Non-operating income (expense), net             (3,062)        (1.8)         682         0.4
Net income (loss)                            $  (8,775)        (5.1)   $  18,311         9.5
                                             =========    =========    =========   =========


THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Revenue. Revenue decreased $75.7 million, or 15.4%, to $415.0 million in the three months ended September 30, 2001 compared to $490.7 million in the three months ended September 30, 2000 primarily due to decreases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, decreased $20.5 million, or 10.7%, to $171.4 million in the three months ended September 30, 2001 compared to $191.9 million in the three months ended September 30, 2000 due to a decrease in air freight forwarding net revenue.

                  Air freight forwarding revenue. Air freight forwarding revenue decreased $64.3 million, or 16.7%, to $321.8 million in the three months ended September 30, 2001 compared to $386.1 million in the three months ended September 30, 2000 primarily as a result of volume decreases in North America and Asia Pacific. The volume decrease in North America is primarily due to weakening in the U.S. economy. The Company has also experienced lower volumes in the third quarter of 2001 due to the events of September 11 which resulted in the temporary closing of U.S. airspace.

         Air freight forwarding net revenue decreased $18.2 million, or 14.1%, to $110.8 million in the three months ended September 30, 2001 compared to $129.0 million in the three months ended September 30, 2000. The air freight forwarding margin increased to 34.4% for the three months ended September 30, 2001 compared to 33.4% for the three months ended September 30, 2000 reflecting the actions taken during the second quarter of 2001 to reduce the dependence on the U.S. dedicated charter network and better yield management internationally.

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)


         Ocean freight forwarding revenue. Ocean freight forwarding revenue decreased $8.6 million, or 16.7%, to $42.9 million in the three months ended September 30, 2001 compared to $51.5 million in the three months ended September 30, 2000, while ocean freight forwarding net revenue decreased $3.9 million, or 27.5%, to $10.3 million in the three months ended September 30, 2001 compared to $14.2 million in the three months ended September 30, 2000. The decrease in revenues was principally due to volume decreases in North America and Asia. The ocean freight forwarding margin decreased to 24.1% in the three months ended September 30, 2001 compared to 27.5% in the three months ended September 30, 2000 primarily due to higher cost of purchased transportation mainly in North America.

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, decreased $2.9 million, or 5.5%, to $50.3 million in the three months ended September 30, 2001 compared to $53.2 million in the three months ended September 30, 2000. Net customs brokerage and other revenue increased $1.5 million, or 3.1%, to $50.3 million in the three months ended September 30, 2001 compared to $48.8 million in the three months ended September 30, 2000 mainly due to an increase in logistics services provided to customers in North America and Europe offset by a decline in services in Asia.

         Operating expenses. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs decreased $3.5 million, or 3.6%, to $94.3 million in the three months ended September 30, 2001 compared to $97.8 million in the three months ended September 30, 2000. As a percentage of net revenue, personnel costs were 55.0% in the three months ended September 30, 2001 compared to 51.0% in the three months ended September 30, 2000.

         Our history of rapid revenue growth has historically required us to increase our headcount at a fast pace to prepare for increased levels of activity to maintain our high level of customer service. As a result, employee headcount increased throughout 2000. When freight shipments began to slow during the first quarter of 2001, we attempted to alleviate the impact of the slowdown by implementing a furlough program in March 2001. With no strong signs of a near-term economic rebound, we reduced our headcount during the first nine months of 2001 to bring it in line with current activity levels. During the nine months ended September 30, 2001, over 700 regular full-time and contract employees were released, including the former Circle headquarters employees. The majority of these reductions were in the United States and, in total, represented approximately 13% of EGL's U.S. workforce. The decrease in personnel costs in the third quarter of 2001 is reflective of these actions.

         Other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, increased $6.7 million, or 10.3%, to $71.7 million in the three months ended September 30, 2001 compared to $65.0 million in the three months ended September 30, 2000. As a percentage of net revenue, other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, were 41.8% in the three months ended September 30, 2001 compared to 33.9% in the three months ended September 30, 2000. This increase is due to an overall increase in the level of our activities during 2000 and the first quarter of 2001 without the corresponding net revenue growth in the first quarter of 2001 due to reduced shipping volumes and the shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins, but with a similar cost structure.

         EEOC legal settlement. In October 2001, the Company settled its claim with the EEOC and recorded a charge of $10.1 million in the third quarter of 2001, which includes $8.5 million to be placed into a settlement fund, $500,000 to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement.

         Transaction, restructuring and integration costs. During the three months ended September 30, 2001, the Company recorded $4.3 million in restructuring costs. This amount included an additional $3.2 million related to future lease obligations, net of expected sublease income, a $2.4 million charge for an impaired charter aircraft lease, a $1.0 million reduction in a reserve related to the termination of a joint venture in Taiwan on more favorable terms than originally expected and a $0.3 million reduction in a severance reserve. Integration costs of $2.0 million were incurred during the three months ended September 30, 2001 and included personnel costs for redundant employees at the

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)


former Circle headquarters, the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world and other integration costs.

         Non-operating income (expense), net. For the three months ended September 30, 2001, the Company had non-operating expense, net, of $3.1 million compared to non-operating income, net of $0.7 million for the three months ended September 30, 2000. The $3.8 million change is due to a lower level of interest income resulting from reduced short-term investments that were liquidated to fund expansion activity, higher interest expense from increased borrowings and an increase in losses from unconsolidated affiliates.

         Effective tax rate. The effective income tax rate for the three months ended September 30, 2001 was 37.4% compared to 38.4% for the three months ended September 30, 2000. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates.

LIQUIDITY AND CAPITAL RESOURCES

  General

         The Company's ability to satisfy its debt obligations, fund working capital and make capital expenditures depends upon the Company's future performance, which is subject to general economic conditions and other factors, some of which are beyond the control of the Company. The Company has substantially reduced operating costs between the second and third quarter of 2001 and has worked to diversify its customer base. Additionally, the Company has made significant efforts to collect outstanding customer accounts receivable amounts and was able to use the cash from these collections to avoid additional net borrowings on its line of credit during the third quarter of 2001. Should the Company achieve significant near-term revenue growth, the Company may experience a need for increased working capital financing as a result of the difference between its collection cycles and the timing of its payments to vendors. The Company is currently pursuing means of cash injections such as the sale of the Circle headquarters building, filing for a tax refund of previously paid U.S. income taxes, assessing available alternatives related to the sale-lease-back of selected properties in the United States and pursuing a $180 million secured credit facility. However, there can be no assurance that acceptable additional financing would be available if needed.

         The Company makes significant disbursements and in turn bills its customers for customs duties and other expenses. Due to the timing of the billings to customers for these disbursements, which are reflected in our trade receivables and trade payables, any growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

         Cash provided by operating activities. Net cash provided by operating activities was $8.3 million in the nine months ended September 30, 2001 compared to cash provided by operating activities of $31.3 million in the nine months ended September 30, 2000. The decrease in the nine months ended September 30, 2001 was primarily due to the loss incurred in the nine months ended September 30, 2001 and transaction, integration and restructuring costs paid during the nine months ended September 30, 2001 as compared to income and corresponding cash flows that were produced in 2000.

         Cash used in investing activities. Cash used in investing activities in the nine months ended September 30, 2001 was $45.3 million compared to $63.6 million in the nine months ended September 30, 2000. The Company incurred an increase in capital expenditures of $3.1 million during the nine months ended September 30, 2001 as compared to the 2000 period. These expenditures were mainly due to information technology initiatives and general facilities expansion in North America and the buyout of certain joint venture agreements in foreign locations.

         Cash provided by financing activities. Cash provided by financing activities in the nine months ended September 30, 2001 was $42.6 million compared to $0.2 million used in financing activities in the nine months ended September 30, 2000. Notes payable increased $37.8 million due primarily to a $45.0 million increase in the revolving line of credit, which had a balance of $126.0 million at September 30, 2001 compared to $81.0 million at December 31, 2000. Proceeds from the exercise of stock options were $3.6 million in the nine months ended September 30, 2001 compared to $3.1 million in the nine months ended September 30, 2000. The Company expended $10.5 million to purchase treasury stock in the nine months ended September 30, 2000. The Company did not purchase any treasury stock in the nine months ended September 30, 2001.

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)


Other factors affecting our liquidity and capital resources

         The Company's primary sources of liquidity have been the Company's public offerings, cash generated from operations, bank borrowings and lease or purchase arrangements. The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's bank agreements restrict its ability to pay such dividends.

         Credit agreements. On January 5, 2001, the Company entered into an agreement (the Credit Facility) with various financial institutions, with the Bank of America, N.A. (the Bank) serving as administrative agent, to replace its previous credit facility. The Credit Facility (as amended on June 28, 2001) provided a $150 million revolving line of credit and included a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The Credit Facility will mature on January 5, 2004.

         For each tranche of principal obtained under the Credit Agreement, the Company elects an interest rate calculation on either LIBOR plus an applicable margin based on a ratio of consolidated debt to consolidated EBITDA (a Libor Tranche) or the greater of the prime rate announced by the Bank or the federal funds rate plus 50 basis points (a Prime Rate Tranche). The interest for a LIBOR Tranche is due at the earlier of three months from inception of the LIBOR Tranche, as selected by the Company, or the expiration of the LIBOR Tranche, whichever is earlier. The interest for a Prime Rate Tranche is due quarterly.

         The Company is subject to certain covenants under the terms of the Credit Facility, including, but not limited to, maintenance at the end of any fiscal quarter of (a) minimum specified consolidated net worth, (b) a ratio of consolidated funded debt to total capitalization of no greater than 0.40 to 1.00, (c) a ratio of consolidated funded debt to consolidated EBITDA of no greater than 3.00 to 1.00 (d) a consolidated fixed charge coverage ratio of no less than 1.35 to 1.00 and (e) minimum consolidated domestic accounts receivable coverage ratio not to be less than 1.25 to 1.00. The Credit Facility also places restrictions on additional indebtedness, liens, investments, change of control and other matters and is secured by an interest in substantially all of the Company's assets.

         As of September 30, 2001, our results did not satisfy the requirements of certain covenants. We received a waiver letter from the banks to waive the event of default until November 9, 2001.

         The Company has reached an agreement with its banking group, led by the Bank, with respect to an amendment and restatement of its Credit Facility, to be effective as of November 9, 2001, (Amended and Restated Credit Facility). The Amended and Restated Credit Facility, which will mature November 9, 2002, provides a revolving line of credit of up to the lesser of (a) $150 million or
(b) an amount equal to (i) up to 85% of the net amount of billed and posted eligible accounts receivable of the Company, its wholly owned domestic subsidiaries, and its wholly-owned subsidiaries in Canada, the United Kingdom, and the Netherlands (Eligible Foreign Subsidiaries) (provided that the eligible accounts receivable of the Netherlands subsidiaries not exceed $10 million and provided further that the amount of the borrowing base attributable to accounts receivable of all Eligible Foreign Subsidiaries not exceed the lesser of $30 million or 20% of the aggregate amount of the borrowing base) plus (ii) up to 85% of the net amount of billed and unposted eligible accounts receivable of the Company and its wholly owned domestic subsidiaries owing by account debtors located in the United States (subject to a maximum aggregate availability cap of $10 million), plus (iii) up to 50% of the net amount of unbilled (fully earned) and unposted eligible accounts receivable of the Company and its wholly owned domestic subsidiaries owing by account debtors located in the United States (subject to a maximum aggregate availability cap of $10 million), plus (iv) 100% of eligible standby letters of credit in favor of the Bank for the account of the Company or any wholly owned subsidiary, plus (v) 100% of eligible cash deposits or short-term investments of the Company or any wholly owned subsidiary, minus (vi) reserves from time to time established by the Bank, in its reasonable credit judgment (the aggregate of (i), (ii), (iii), (iv), (v) and (vi) being referred to herein as the "Eligible Borrowing Base"). Such Amended and Restated Credit Facility includes a $30 million letter of credit subfacility and a $15 million sublimit for swing line loans.

         For each tranche of principal borrowed under the revolving line of credit, the Company may elect an interest rate of either (a) LIBOR plus an applicable margin of 4.00% from November 7 through December 21, 2001, 5.00% from December 22, 2001 through March 14, 2002, 5.50% from March 15, 2002 through June 14, 2002, 6.00% from June 15, 2002 through September 14, 2002, and 6.50%
thereafter (a LIBOR Tranche) or (b) the Base Rate (the greater of (i) the prime rate announced by the Bank or (ii) the federal funds rate plus 0.50%) plus an applicable margin of 1.25% from November 7 through December 21, 2001, 2.00% from December 22, 2001 through March 14, 2002, 2.50% from March 15, 2002 through June 14, 2002, 3.00% from June 15, 2002 through September 14, 2002, and 3.50%
thereafter (a Prime Rate Tranche). The interest on a LIBOR Tranche is payable at the earlier of three months from the first day of the interest period for the LIBOR Tranche, as selected by the Company, or the last day of the interest period for such LIBOR Tranche, whichever is earlier. The interest on a Prime Rate Tranche is payable quarterly.

         The Company will be subject to certain covenants under the terms of the Amended and Restated Credit Facility, including, but not limited to, (a) maintenance at the end of any fiscal quarter of (i) a minimum specified consolidated net worth, (ii) a ratio of consolidated funded debt to total capitalization of no greater than 0.40 to 1.00, (ii) a ratio of consolidated funded debt to consolidated EBITDA for the four preceding fiscal quarters (on an annualized basis from October 1, 2001 to the date of such measurement) of no greater than 3.00 to 1.00 for the fiscal quarter ending December 31, 2001, 2.50 to 1.00 for the fiscal quarter ending March 31, 2002, 2.50 to 1.00 for the fiscal quarter ending June 30, 2002, and 2.25 to 1.00 for the fiscal quarter ending September 30, 2002, (iv) a consolidated fixed charge coverage ratio (consolidated EBITDA minus taxes and maintenance capital expenditures to consolidated interest expenses), commencing with the fiscal quarter ending December 31, 2001, for the preceding four fiscal quarters (provided that for all fiscal quarters prior to September 30, 2002, such determination shall be for the period beginning October 1, 2001 and ending on such date of measurement) of no less than 2.50 to 1.00, and (v) a consolidated fixed charge coverage ratio (consolidated EBITDA minus taxes and total capital expenditures to consolidated interest expenses), commencing with the fiscal quarter ending December 31, 2001, for the preceding four fiscal quarters (provided that for all fiscal quarters prior to September 30, 2002, such determination shall be for the period beginning October 1, 2001 and ending on such date of measurement) of no less than 1.00 to 1.00 and (b) maintenance as of the last day of each calendar month, beginning October 31, 2001, of consolidated EBITDA of not less than $10 million at October 31, 2001 through March 31, 2002, $12.5 million at April 30, 2002 through June 30, 2002, and $15 million at July 31, 2002 or thereafter. The Amended and Restated Credit Facility will also place restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset depositions, change of control and other matters, will be secured by substantially all of the Company's assets, and will be guaranteed by all domestic and Eligible Foreign Subsidiaries.

         The terms of the Amended and Restated Credit Facility would permit borrowings thereunder to be used to finance future acquisitions, joint venture operations or capital expenditures or for other corporate purposes. We believe that operating cash flows, our financial structure and borrowing capacity under our Amended and Restated Credit Facility will be adequate to fund our operations and finance capital expenditures and acquisitions over the coming year.

         The Company and the Bank have also entered into a commitment letter, dated October 22, 2001 (Commitment Letter), pursuant to which the Bank has agreed to use its best efforts to arrange for the Company a secured credit facility, with a term of three years, to replace the Amended and Restated Credit Facility (Replacement Credit Facility), consisting of revolving loans of up to the lesser of (a) $180 million or (b) the Eligible Borrowing Base. Such Replacement Credit Facility, which includes a $50 million letter of credit subfacility, would bear interest, at the election of the Company, at either (a) the Bank's prime rate or (b) LIBOR plus an applicable margin of 2.5% (subject to performance pricing adjustments providing for increases of up to 0.25% and decreases of up to 0.50%), and would be subject to an unused line fee of 0.5% (subject to performance pricing adjustments providing for decreases of up to 0.25%). A termination fee would be payable upon termination of the Replacement Credit Facility during the first two years after the closing thereof, in the amount of 0.75% if the termination occurs before the first anniversary of the closing and 25% if the termination occurs after the first anniversary, but before the second anniversary of such closing (unless terminated in connection with a refinancing arranged or underwritten by the Bank or its affiliates). Such Replacement Credit Facility would contain customary representations, warranties and covenants (including, but not limited to, financial covenants requiring an agreed (i) minimum tangible net worth, (ii) minimum EBITDA, subject to a $40 million minimum availability trigger, and (iii) maximum capital expenditures, and other covenants placing restrictions on additional indebtedness, dividends, liens, investments, acquisitions, transfers of assets and other matters). The Commitment Letter will expire on December 20, 2001 unless a definitive Replacement Credit Facility is executed on or prior to such date. There can be no assurance that the Company will consummate a definitive Replacement Credit Facility upon the terms described above or at all.

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)

         Bank lines of credit and letters of credit. We maintain a $10 million bank line of credit, in addition to the $30 million sublimit under our Credit Facility, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At September 30, 2001, we were contingently liable for approximately $7.2 million, under outstanding letters of credit and guarantees related to our $10 million line of credit obligations. Our ability to borrow under bank lines of credit and to maintain bank letters of credit is subject to the limitations on additional indebtedness contained in our Credit Facility discussed above.

         Agreement with charter airlines. We currently have two lease agreements with certain charter airlines for cargo aircraft for utilization in our domestic heavy-cargo overnight air network. These agreements contain guaranteed monthly minimum use requirements of the aircraft by us. Certain of these agreements contain provisions, which allow for early termination or modification of the agreements to provide for an increase in or reduction of the amount of aircraft available for our use at our discretion. One of these charter agreements is for four aircraft with Miami Air International, Inc., a related party. Based upon the current charter agreements presently in place and aircraft presently being used, we expect to incur average minimum guaranteed cash costs of approximately $4.3 million per month (or $2.9 million per month after subleasing receipts) through December 31, 2001 and $1.5 million per month during the years ended December 31, 2002 and 2003, respectively, before subleasing receipts. The two lease agreements are generally cancelable with a minimum notice period. Due to softening domestic overnight airfreight market, in mid-August 2001 the Company negotiated agreements to reduce its exposure to future losses on charter aircraft leases. A lease for two of the aircraft was terminated with no financial penalty, and the Company has completed an agreement to sublease five of the leased aircraft to a third party at rates below the Company's current contractual commitment, which resulted in the recognition of a charge of approximately $2.4 million in the third quarter of 2001. The Company is currently operating six leased aircraft in its domestic overnight air network. As of December 31, 2001, the Company will be obligated under one lease agreement for four aircraft. This agreement expires during 2003.

         Operating lease agreements. On January 10, 1997, we entered into a five-year operating lease agreement with two unrelated parties for financing the construction of our Houston terminal, warehouse and headquarters facility (the "Houston facility"). The cost of the Houston facility was approximately $8.5 million. Under the terms of the lease agreement, average monthly lease payments are approximately $59,000, which includes monthly interest costs based upon LIBOR plus 145 basis points beginning on July 1, 1998 through January 2, 2002. A balloon payment equal to the outstanding lease balance, which was initially equal to the cost of the facility, is due on January 2, 2002. As of September 30, 2001, the lease balance was approximately $8.1 million.

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)


         On April 3, 1998, we entered into a five-year $20 million master operating lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States designated by us. Under the terms of the master operating lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations continue for a term of 52 months and currently approximate $150,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due at the end of each lease term. Construction began during 1999 on five terminal facilities. As of September 30, 2001, the aggregate lease balance was approximately $15.0 million under the master operating lease agreement.

         The operating lease agreements contain restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.5 to
1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating lease agreement as amended on October 20, 2000 restricts us from incurring debt in an amount greater than $30 million, except pursuant to a single credit facility involving a commitment of not more than $150 million. The Company expects to seek an increase in this limit in connection with its plans to enter into the proposed $180 million secured facility.

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

         Information Systems. A primary component of the Company's business strategy is the continued development of advanced information systems. The Company has invested substantial management and financial resources in the development of its information systems in an effort to provide accurate and timely information to management and customers. The Company believes that its systems have been instrumental in the productivity of its personnel and the quality of its operations and service and have resulted in reductions in paperwork and expedited the entry, processing, retrieval and internal dissemination of critical information. These systems also enable the Company to provide customers with accurate and up-to-date information on the status of their shipments, through whatever medium they request, which has become increasingly important.

         The Company will continue to develop and upgrade its information systems, including Worldport (the Company's integrated domestic information system) and Talon (the Company's international operating system). Due to the continued weakness in the U.S. economy, the Company has decided to slow the enhancements to its Talon system and, for the foreseeable future, the Company will continue to use the international operating systems that Circle was using prior to the merger.

         Stock options. As of September 30, 2001, we had outstanding non-qualified stock options to purchase an aggregate of 5.3 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $0.83 to $33.82). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine months ended September 30, 2001, of non-qualified stock options to purchase an aggregate of 0.5 million shares of common stock, we are entitled to a federal income tax deduction of approximately $2.6 million. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Any exercises of non-qualified stock options in the future at exercise

                                    EGL, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - - (CONTINUED)


prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", the Company has reached a Consent Decree settlement with the EEOC which resolves the EEOC's allegations contained in the Commissioners Charge. This Consent Decree was approved by the District Court on October 1, 2001. The consent decree becomes effective following exhaustion of certain objectives and appeals. During the third quarter of 2001, the Company recorded a $10.1 million charge related to the settlement.

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

         Additionally, during the three and nine months ended September 30, 2001, we paid Miami Air $4.7 million and $10.6 million, respectively, under the aircraft charter agreement. There were no unpaid balances related to this agreement as of September 30, 2001. Additionally, Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman, President and CEO) and Mr. Hevrdejs (a director of the Company) are obligated to purchase up to approximately $1.7 million and $.5 million, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. The Company and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. The Series A preferred stock, if issued, will not be convertible, will have a 15.0% annual dividend rate and will be mandatorily redeemable in July 2006 or upon the prior occurrence of specified events.

         In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane. On October 30, 2000, our Board of Directors approved a change in this arrangement whereby we would reimburse Mr. Crane for the $112,000 monthly lease obligation and other related costs on this aircraft and we would bill Mr. Crane for any use of this aircraft unrelated to company business on an hourly basis. In August 2001, Mr. Crane and the Company revised their agreement whereby the Company is now charged for its actual usage on an hourly basis and is billed on a periodic basis. For the three and nine months ended September 30, 2001, we reimbursed Mr. Crane for $0.1 million and $0.8 million, respectively, in monthly lease payments and related costs on the aircraft.

         The Company subleases a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by Mr. Crane. Rental income was approximately $31,500 and $131,000 for the three and nine months ended September 30, 2001, respectively. In addition the Company billed this customer approximately $63,000 and $500,000 for freight forwarding services for the three and nine months ended September 30, 2001, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         See Notes 2 and 3 of the notes to condensed consolidated financial statements and management's discussion and analysis of new accounting pronouncements for a description.

                                    EGL, INC.

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

                                    EGL, INC.


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

         The Conciliation Proposal "invited [EGL] to actively engage in conciliation to resolve this matter," and proposed certain monetary and non-monetary remedies to "serve to facilitate confidential discussions which, hopefully, will eventuate in an appropriate settlement." The Conciliation Proposal stated that "the EEOC agreed that its claim [for monetary relief] could be resolved for $20,000,000." The EEOC also sought non-monetary relief, including hiring 244 minority employees, certain upward adjustments to salaries, reinstatement of up to 15 employees and required promotion of 30 employees. The Conciliation Proposal also sought other non-monetary relief, including (1) reformation of our policies and practices with respect to record keeping, recruiting, hiring and placement, reinstatement, promotion and transfer, and corporate governance, (2) revision of certain job descriptions, (3) institution of employee and supervisory training, and (4) the institution of specified procedures and steps with respect to such matters.

         Certain individual employees have brought charges alleging discrimination against us in the ordinary course of business. Additionally, following the issuance of the EEOC's Determination in May 2000, a lawsuit was filed on May 12, 2000 in the U.S. District Court for the Eastern District of Pennsylvania (Civil Action No. 00-CV-2461) by Augustine Dube, Noelle Davis, Kshanti Morris and Ruben Capaletti, who are former employees or individuals who had unsuccessfully applied for a position with us. Four additional plaintiffs joined the suit in late July 2000. The lawsuit alleges discrimination and adopts the EEOC's conclusions in their entirety. Although the named plaintiffs on this lawsuit seek to represent a class of individuals, no class action has yet been approved by the court, and the plaintiff's request for class certification has been preliminarily denied. In January 2001, the EEOC was allowed to intervene in the case. At that time, the court in Philadelphia also granted our request that the case be transferred to the U.S. District Court for the Southern District of Texas in Houston.

         On October 2, 2001, the EEOC and EGL announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge mentioned above. Under the Consent Decree, EGL has agreed to pay $8.5 million into a fund that will compensate individuals who claim to have experienced discrimination. In addition, EGL will contribute $500,000 to establish a Leadership Development Program. This Program will provide training and educational opportunities for women and minorities already employed at EGL and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, EGL has not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. It will become effective following the exhaustion of any objections or appeals by any individual plaintiffs or potential claimants. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 to establish a leadership development program described above, legal fees, administrative costs and other costs associated with the EEOC litigation and settlement.

         The seven individual plaintiffs in the lawsuit and other persons who might be covered by the settlement may seek to participate in the Consent Decree settlement or they may elect to opt out of the settlement and continue to pursue their own claims individually. Should these individuals continue to pursue their claims against us, the Company plans to continue to vigorously defend itself against these claims. There can be no assurance as to what will be the amount of time it will take to resolve any appeals or objections by individual plaintiffs or others relating to the settlement or to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on us and our

                                    EGL, INC.


financial condition and results of operation. A substantial settlement payment or judgment could result in a significant decrease in working capital and liquidity. See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations " and Note 9 of the notes to condensed consolidated financial statements for a discussion of commitments and contingencies.

         From time to time we are a party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation and are not aware of any litigation threatened against us, which we believe would have a material adverse effect on our business.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

         On May 23, 2001, the Company's Board of Directors declared a dividend of one right (Right) for each outstanding share of the Company's Common Stock, par value $.001 per share, to shareholders of record at the close of business on June 4, 2001. The Rights will have certain anti-takeover effects. The Rights will cause substantial dilution to any person or group that attempts to acquire the Company without the approval of the Company's Board of Directors. As a result, the overall effect of the Rights may be to render more difficult or discourage any attempt to acquire the Company even if such acquisition may be favorable to the interests of the Company's shareholders. Because the Company's Board of Directors can redeem the Rights or approve a permitted offer under the plan, the Rights should not interfere with a merger or other business combination approved by the Board of Directors of the Company. The Rights are described in Note 8 of the notes to condensed consolidated financial statements and in our Form 8-K filed on May 24, 2001. A conformed corrected copy of the Rights Agreement dated as of May 23, 2001 between the Company and Computershare Investor Services, L.L.C., as rights agent, is included as Exhibit 4.1 to this Quarterly Report on Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

         NONE

ITEM 5. OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the Circle merger; the restructured and asset based credit facilities; expectations or arrangements for the Company's leased planes and the effects thereof; the expected completion and/or effects of the Reorganization Plan; the termination of joint venture/agency agreements and the Company's ability to recover assets in connection therewith; the Company's plan to reduce costs (including the scope, timing, impact and effects thereof); past and planned headcount reductions (including the scope, timing, impact and effects thereof); potential annualized cost savings; changes in the Company's dedicated charter fleet strategy (including the scope, timing, impact and effects thereof); the Company's plans to outsource leased planes, the Company's ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof), the Company's ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company's services to domestic and global economic conditions; cost management efforts; expected growth; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge (including the settlement thereof) or other litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.

         The Company's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Circle merger, including the integration of its systems, operations and other businesses; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other

                                    EGL, INC.

effects); the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; the finalization of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the timing, success and effects of the Company's restructuring and other changes to its leased aircraft arrangements, whether the Company enters into arrangements with third parties relating to such leased aircraft and the terms of such arrangements, the results of the new air network, whether the Company enters into definitive agreements for either new lift capacity or for an amended and restated asset based on new credit facilities and the terms of any of such agreements, the ability of the Company's lead bank to syndicate such facilities and the market for such syndications, responses of customers to the Company's actions by the Company's principal shareholder; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission including those detailed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" in the Company's Form 10-K for the year ended December 31, 2000. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      EXHIBITS.

        *3(i) Second Amended and Restated Articles of Incorporation of the Company, as amended. (Filed as Exhibit 3(i) to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000).

        *3(ii) Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of the Company (Filed as
                  Exhibit 3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2001).

        *3(iii) Amended and Restated Bylaws of the Company, as amended (Filed as Exhibit 3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000).

         4.1 Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock.

 -------------

* Incororated by reference as indicated.


(b)      REPORTS ON FORM 8-K.

              NONE

                                    EGL, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                           EGL, INC.
                                                  ------------------------------
                                                         (Registrant)



   Date:   November 14, 2001                  BY:   /s/ James R. Crane
           -----------------                     ------------------------------
                                                        James R. Crane
                                                 Chairman, President and Chief
                                                       Executive Officer


   Date:  November 14, 2001                   BY:  /s/ Elijio V. Serrano
           -----------------                     ------------------------------
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

*3(ii)    Statement of Resolutions Establishing the Series A Junior
          Participating Preferred Stock of the Company (Filed as Exhibit 3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2001).

*3(iii) Amended and Restated Bylaws of the Company, as amended (Filed as Exhibit 3(ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000).

 4.1      Rights Agreement dated as of May 23, 2001 between EGL, Inc. and
          Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock.

------------

* Incorporated by reference as indicated.