Form 10-K
period 2001-12-31
EGL INC
filed 2002-04-01
CIK 1001718

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                             COMMISSION NO. 0-27288
                             ---------------------
                                   EGL, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        76-0094895
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

             15350 VICKERY DRIVE                                   77032
                HOUSTON, TEXAS                                   (Zip Code)
        (Principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (281) 618-3100

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                 NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                  RIGHTS TO PURCHASE SERIES A PREFERRED STOCK
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     At February 28, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $401 million based on the closing price of such stock on such date of $10.67.

     At February 28, 2002, the number of shares outstanding of registrant's Common Stock was 47,830,628 (net of 1,117,285 treasury shares).

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2002 Annual Meeting of Shareholders to be held on May 22, 2002 are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART I
  Item       Business....................................................
     1.                                                                       1
  Item       Properties..................................................
     2.                                                                      17
  Item       Legal Proceedings...........................................
     3.                                                                      18
  Item       Submission of Matters To a Vote of Security Holders.........
     4.                                                                      19

                                    PART II
  Item       Market for Registrant's Common Stock and Related Shareholder
     5.      Matters.....................................................    19
  Item       Selected Financial Data.....................................
     6.                                                                      21
  Item       Management's Discussion and Analysis of Financial Condition
     7.      and Results of Operations...................................    22
  Item       Quantitative and Qualitative Disclosures about Market
     7A.     Risk........................................................    41
  Item       Financial Statements and Supplementary Data.................
     8.                                                                      43
  Item       Changes in and Disagreements with Accountants on Accounting
     9.      and Financial Disclosure....................................    43

                                   PART III
  Item       Directors and Executive Officers of the Registrant..........
     10.                                                                     43
  Item       Executive Compensation......................................
     11.                                                                     43
  Item       Security Ownership of Certain Beneficial Owners and
     12.     Management..................................................    43
  Item       Certain Relationships and Related Transactions..............
     13.                                                                     43

                                    PART IV
  Item       Exhibits, Financial Statement Schedules, and Reports on Form
     14.     8-K.........................................................    43

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

     We believe we are one of the largest forwarders of domestic and international air freight based in the United States. We now have a network of approximately 400 facilities, agents and distribution centers located in over 100 countries on six continents featuring advanced information systems designed to maximize cargo management efficiency and customer satisfaction. Each of our facilities is linked by a real-time, online communications network that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world.

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

     Most air freight forwarders, like EGL, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels, including Federal Express Corporation, Airborne Freight Corporation, DHL Worldwide Express, Inc. and the United States Postal Service. Several integrated carriers, like Emery Air Freight Corporation ("Emery") and BAX Global, Inc. ("BAX"), do focus on shipments of heavy cargo in competition with forwarders. On occasion, integrated shippers serve as a source of cargo space to forwarders. Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

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

     We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price.

AIR FREIGHT FORWARDING SERVICES

     Our air freight forwarding operations include expedited domestic forwarding within the United States and international forwarding. Our total air freight forwarding revenues in 2001 were $1.3 billion of which 36.4% were derived from domestic air freight forwarding within the United States and 63.6% were derived from international air freight forwarding. Our air freight forwarding and related logistics services include the following:

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

     - charter arrangement and handling,

     - electronic transmittal of logistics documentation,

     - electronic purchase order/shipment tracking,

     - expedited document delivery to overseas destinations for customs clearance, and

     - procurement of cargo insurance.

     We neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size. We arrange for transportation of our customers' shipments via commercial airlines and air cargo carriers. All of our air shipments can be accommodated by either narrow-body or wide-body aircraft. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We currently have regularly scheduled dedicated charters of three cargo airplanes under a lease agreement to service specific transportation lanes. During the past year, we have reduced the number of regularly scheduled dedicated charters from 14 to 3. As needed, we charter cargo aircraft for use in other transportation lanes. The number of these dedicated charters varies from time to time depending upon seasonality, freight volumes and other factors.

     In July 2000, we purchased a 24.5% equity interest in Miami Air International, Inc., a privately held domestic and international charter passenger and freight airline, to obtain access to an additional source of reliable freight charter capacity. In connection with the transaction, Miami Air and EGL entered into an aircraft charter agreement whereby Miami Air agreed to provide aircraft charter services to EGL for a three-year term in exchange for a fee. There are currently three operating aircraft subject to the aircraft charter agreement. We are negotiating with Miami Air to eliminate or reduce the costs of operating the three aircraft. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report.

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

     Our rates are based on a charge per pound/kilogram. We ordinarily charge the shipper a rate less than the rate that the shipper would be charged by an airline. Due to the high volume of freight we manage, we generally obtain lower rates per pound/kilogram from airlines than the rates we charge our customers for individual shipments. This rate differential is the primary source of our air freight forwarding net revenue. Our practice is to make prompt adjustments in our rates to match changes in airline rates.

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

     In 2001, our principal air freight forwarding customers included shippers of:

     - computers and other electronic and high-technology equipment,

     - automotive and aerospace components,

     - trade show exhibit materials,

     - telecommunications equipment,

     - pharmaceuticals,

     - printed and publishing materials,

     - oil and gas equipment,

     - machinery and machine parts, and

     - apparel and entertainment equipment.

     Our air freight forwarding business is not dependent on any one customer or industry. We provide services to global or multinational customers as well as regional customers. In 2001, approximately 60% of our net revenue was attributable to air freight forwarding.

     In January 2002, we expanded our historical relationship with DHL Airways. For several years, DHL has provided us with capacity in its system in the United States. As part of the expanded arrangement, DHL provided additional capacity to our domestic freight forwarding operations and expanded its use of our ground network in selected routes. Our expanded arrangement with DHL provides us with broader coverage in the United States, allowing arrivals in key markets by 7:00 a.m. The expanded arrangement also enhances our ability to pursue market share aggressively. We believe it is important that our cost of transportation remain flexible without compromising our capability of providing heavy cargo lift and service to our customers.

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

     Our local pick up and delivery operations commenced service in Houston, Texas in 1989 and in recent years has rapidly expanded. As of December 31, 2001, local delivery services were offered in 87 of the 90 cities in the United States and Canada in which our terminals were located. On-demand pick up and delivery services are available 24 hours a day, seven days a week. In most locations, delivery drivers are independent contractors who operate their own vehicles. Our Houston, Texas operations include a number of company-owned or leased trailers, trucks and other ground equipment primarily to service specific customer accounts.

     Local pick up and delivery revenues were $237.5 million during 2001 and $221.5 million during 2000. Approximately $160.1 million of these revenues during 2001 and $163.4 million of these revenues during 2000 were attributable to our air freight forwarding operations and were eliminated upon consolidation. The remaining pick up and delivery revenues were attributable to local delivery services for third-party, non-forwarding business. A substantial majority of the total costs of providing for local pick up and delivery of our freight forwarding shipments in 2001 and 2000 were attributable to our own local pick up and delivery services. Revenues from domestic local delivery services, net of intercompany revenues, are included in air freight forwarding revenues.

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

OCEAN FREIGHT FORWARDING AND CONSOLIDATION

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

     Our compensation for ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by customers, who are either shippers or consignees. In 2001, approximately 3% of our net revenue was attributable to international ocean freight forwarding, including commissions, forwarding fees and associated ancillary services.

     Our global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to our air freight consolidation operations. We procure customer freight, consolidate shipments bound for a particular destination, determine the routing, select the ocean carrier or charter a ship, and tender each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As a NVOCC, we generally derive our revenue from the spread between the rate charged to our customer and the ocean carrier's charge to us for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight we control and consolidate, we are generally able to obtain lower rates from ocean carriers than the rate the shipper would be able to procure. In 2001, ocean freight consolidation and associated ancillary services contributed approximately 6% of our net revenue.

CUSTOMS BROKERAGE

     We function as a customs broker at approximately 60 locations in the United States and in over 300 international locations through our network of offices and agents. In our capacity as a customs broker, we prepare and file all formal documentation required for clearance through customs agencies, obtain customs bonds, in many cases facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges and assist the importer in obtaining the best commodity classifications and in qualifying for duty drawback refunds. Our customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries. Within the United States, we employ a significant number of personnel holding individual customs broker licenses.

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

     As a customs broker operating in the United States, we are licensed by the U.S. Treasury and regulated by the U.S. Customs Service. Our fees for acting as a customs broker in the United States are not regulated, and we do not have a fixed fee schedule for customs brokerage services. Instead, fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided. In addition to fees, we bill the importer for amounts that we have paid on the importer's behalf, including duties, collect freight charges and similar payments. In 2001, approximately 17% of our net revenue was attributable to customs brokerage services.

LOGISTICS AND OTHER SERVICES

     Customers increasingly demand more than the simple movement of freight from their transportation suppliers. To meet these needs, suppliers seek to customize their services, by, among other things, providing information on the status of materials, components and finished goods throughout the logistics pipeline and performance reports on and proof of delivery for each shipment. We provide a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services. In 2001, approximately 14% of our net revenue was attributable to logistics and other services.

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

  Distribution and Materials Management Services

     We offer a full range of customized distribution and materials management services in connection with the transportation of cargo. These services are provided in a number of our owned and leased logistics facilities in many locations throughout the world. During 2001, we continued our program of improving existing facilities and constructing new warehouse and distribution facilities to meet customer needs. Our distribution and materials management services include inventory control, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation and special handling for perishables, hazardous materials and heavy-lift equipment. For import shipments, we provide bonded warehouse services and, in certain locations, Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including the information systems tools, that form part of the integrated logistics solutions we offer to customers.

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

INFORMATION SYSTEMS

     A primary component of our business strategy is the continued development of advanced information systems. We have invested substantial management and financial resources in the development of our information systems in an effort to provide accurate and timely information to our management and customers. We believe that our systems have been instrumental in the productivity of our personnel, tracking of revenue and costs and the quality of our operations and service and have resulted in substantial reductions in paperwork and expedited the entry, processing, retrieval and internal dissemination of critical information. These systems also enable us to provide customers with accurate and up-to-date information on the status of their shipments, through whatever medium they request, which has become increasingly important. We will continue to develop and upgrade our information systems. In connection with the acquisition of Circle in October 2000, we began an initiative to upgrade and standardize our operations, financial and information systems on a global basis. See "Factors That May Affect Future Results and Financial Condition -- We may face difficulties in integrating the operations of Circle International Group, Inc."

  Worldport

     Our integrated information system -- Worldport -- includes logistics information, management information and accounting systems for our North America domestic operations. The central computer located at our headquarters in Houston, Texas is accessible from computer terminals located at all of our North America facilities. The Worldport system provides a comprehensive source of information for managing the logistics of our sourcing and distribution activities. Specifically, the Worldport system permits us to track the flow of a particular shipment from the pick up order through the transportation process to the point of delivery. Through the system, we can also access daily financial information for a particular terminal, a particular division, customer or service or a given shipment. Worldport permits online entry and retrieval of shipment, pricing, scheduling and tracking data and integrates with our management information and accounting systems. Worldport's electronic data interchange also allows for importing of dispatch information, proof of delivery information, status updates, electronic invoicing, funds exchange and file exchange. Worldport also provides our sales force with margin information on customers and shipments, thereby enhancing our ability to bid aggressively for future forwarding business and to avoid committing to unprofitable shipments. Worldport can provide our management with reports customized to meet their information requirements.

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

  Talon

     We have focused our efforts on the development and enhancement of "Talon," our international operating system. Talon is intended to provide enhanced features for international operations, including document production, electronic customs filing of shipper export declarations via the U.S. Customs Automated Export System, agent settlements, real-time global tracking and tracing and multi-currency accounting. Upon completion of the Circle merger, we decided to implement enhancements to Talon to improve its operational efficiency. The Talon system is intended to replace the multiple operating systems being used by Circle at the time of the acquisition. Due to the continued weakness in the U.S. economy, during 2001 we decided to slow the enhancements to the Talon system and, for the foreseeable future, we will continue to use the international operating systems that Circle was using prior to the merger.

  Eagle Advisor, EGLNet and Eagle TRAK

     Customers and management can obtain shipment information through Eagle Advisor -- our extranet client/server application software program. Customers can download this software to their personal computers from our Internet home page. Through Eagle Advisor, customers can access our password-protected Web site. Worldport and the Circle systems transmit data to this Web site. The customer's shipment data is then automatically transmitted to its personal computer via the Internet. Eagle Advisor allows customers and management to track and trace shipments, obtain imaged proof of delivery information and generate customized shipment reports. Our corporate Intranet, "EGLNet," contains internal training portals to key airline Internet sites, sales and marketing information and other tools for our offices. In addition to Eagle Advisor, the "Eagle TRAK" option on our Internet home page allows customers to obtain shipment tracing information via the Internet.

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

MARKETING AND CUSTOMERS

     We market services through a global organization consisting of approximately 640 full-time sales people and customer service representatives supported by the sales efforts of senior management, regional managers, regional operation managers, terminal managers and our national services center. Managers at each terminal are responsible for customer service and coordinate reporting of customers' requirements and expectations with the regional managers and sales staff. In addition, regional managers are responsible for the financial performance of the stations in their region. Our employees are available 24 hours a day to respond to customer inquiries.

     In the fourth quarter of 2001, we realigned our North American organization to provide a more customer-focused approach. Our U.S. operations were reorganized and the number of regions was reduced from five to three. The realignment was intended to re-deploy experienced field managers into sales roles and to create further cost synergies. As part of the realignment, our major global customers were assigned a dedicated senior sales and operations manager focused on customizing global solutions and services. Additionally, each of our seven major industry groups were assigned a dedicated sales manager intended to develop industry specific solutions. The reductions in the number of regions enabled senior managers to be redeployed from region positions to the larger metropolitan areas (or "A" markets) to focus on local accounts.

     We have increased our emphasis on obtaining high-revenue national and international accounts with multiple shipping locations. These accounts typically impose numerous requirements on those competing for their freight business, including electronic data interchange and proof of delivery capabilities, the ability to generate customized shipping reports and a nationwide network of terminals. These requirements often limit the competition for these accounts to integrated carriers and a very small number of forwarders. We believe that our recent growth and development has enabled us to more effectively compete for and obtain these accounts.

     Our customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, printed and publishing materials, automotive and aerospace components, trade show exhibit materials, telecommunications equipment, machinery and machine parts, apparel and entertainment equipment. For the year ended December 31, 2001, no customer accounted for greater than 10% of our revenues. Adverse conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in the shipment volume. Either of these events could negatively impact us. We expect that demand for our services, and consequently results of operations, will continue to be sensitive to domestic and global economic conditions and other factors beyond our control.

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

EMPLOYEES

     We had approximately 8,600 employees at December 31, 2001, including approximately 640 sales personnel and customer service representatives. None of our employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with employees to be good. We also had contracts with approximately 1,200 independent owner/operators of local delivery services (many with multiple trucks and drivers) as of December 31, 2001. The independent owner/operators own, operate and maintain the vehicles they use in their work for us and may employ qualified drivers of their choice. Our owned or leased vehicles were driven by approximately 230 of our employees as of December 31, 2001.

     We pay our entire sales force and most of our operations personnel what we believe is significantly more than the industry average through the use of incentive and commission programs. We offer a broad-based compensation plan to these employees. Sales personnel are paid a gross commission based on the net revenue of shipments sold. Operations personnel and management are paid bonuses based on the profitability of their locations as well as on our overall profitability.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our executive officers as of March 31, 2002:

NAME                                    AGE                  POSITION
----                                    ---                  --------
James R. Crane........................  48    Chairman of the Board of Directors,
                                              President and Chief Executive Officer
Elijio V. Serrano.....................  44    Chief Financial Officer
E. Joseph Bento.......................  39    Chief Marketing Officer
John C. McVaney.......................  43    Executive Vice President, Logistics
Ronald E. Talley......................  50    Chief Operating Officer, Domestic

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

     E. Joseph Bento. Mr. Bento was appointed Chief Marketing Officer in September 2000. Mr. Bento also served as President -- North America from September 2000 to November 2001. He joined us in February 1992 as an account executive. From March 1994 to December 1994, he served as a sales manager in Los Angeles, and from January 1995 to September 1997, he served as Regional Sales Manager (West Coast). From June 1994 to May 1995, he also served as station manager in Los Angeles. Prior to assuming his current position, Mr. Bento held the position of Executive Vice President of Sales and Marketing from March 1999 to August 2000 and Vice President of Sales and Marketing from October 1997 to February 1999.

     John C. McVaney. Mr. McVaney has served as Executive Vice President, Logistics since January 1998. Mr. McVaney joined us as a station manager in 1995 and later served as Regional Vice President for the southeast region. From 1992 to 1995, he served as regional manager for Nationsway Transport Service, Inc. From 1989 to 1992, Mr. McVaney served as National Account Manager for St. Johnsbury Trucking Company, Inc. During 1989, he was President and sole owner of B&C of New Orleans, Inc., a transportation company. Mr. McVaney has over 20 years of transportation experience.

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

FORWARD-LOOKING STATEMENTS

     The statements contained in all parts of this document (including the portion, if any, appended to this Form 10-K) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following:

     - the realignment of sales organization including its effects and cost synergies,

     - the DHL arrangement (including its effect, timing, DHL's use of our ground network, time of arrival in markets and cost savings),

     - our ability to enter into alternative financing arrangements with respect to certain terminal and warehouse facilities, or to obtain alternative financing for those facilities, prior to November 2002;

     - the effect and benefits of the Circle merger,

     - our asset based credit facility,

     - expectations or arrangements for our leased planes and the effects thereof,

     - the expected completion and/or effects of the integration plan,

     - the termination of joint venture/agency agreements and our ability to recover assets in connection therewith,

     - our plan to reduce costs (including the scope, timing, impact and effects thereof), cost management efforts and potential annualized costs savings,

     - past and planned headcount reductions (including the scope, timing, impact and effects thereof),

     - consolidation of field offices (including the scope, timing and effects thereof),

     - anticipated future recoveries from actual or expected sublease agreements,

     - the sensitivity of demand for our services to domestic and global economic conditions,

     - ability to fund operations,

     - expectations regarding an economic recovery in the U.S. and general economic conditions,

     - expected growth,

     - construction of new facilities,

     - the development, implementation and integration of any of our information systems,

     - the results, timing, outcome or effect of matters relating to the Commissioner's Charge (including the settlement thereof) or other litigation and our intentions or expectations of prevailing with respect thereto,

     - future operating expenses,

     - future margins,

     - use of credit facility proceeds,

     - fluctuations in currency valuations,

     - fluctuations in interest rates,

     - our Miami Air investment and credit support, including any future results or plans relating to Miami Air or its planes,

     - future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions,

     - ability to continue growth and implement growth and business strategy,

     - the ability of expected sources of liquidity to support working capital and capital expenditure requirements,

     - the tax benefit of any stock option exercises, and

     - future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts.

     Forward-looking statements in this Form 10-K (including the portion, if any, appended to the Form 10-K) are also identifiable by use of the following words and other similar expressions, among others:

- "anticipate,"                                       - "intend,"

- "believe,"                                          - "may,"

- "budget,"                                           - "might,"

- "could,"                                            - "plan,"

- "estimate,"                                         - "predict,"

- "expect,"                                           - "project," and

- "forecast,"                                         - "should."

     Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below, our accounting policies, our future financial and operating results, financial condition, cash needs and demand for our services, actions by customers, suppliers and other third parties, success in plans with respect to information systems, success of cost reduction efforts, as well as other factors detailed in this document and our other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We undertake no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

  We may not be successful in growing either internally or through acquisitions.

     Our growth strategy primarily focuses on internal growth in domestic and international freight forwarding, local pick up and delivery, customs brokerage and truck brokerage business and, to a lesser extent, on acquisitions. Our ability to grow will depend on a number of factors, including:

     - existing and emerging competition,

     - ability to open new terminals,

     - ability to operate profitably in the face of competitive pressures,

     - the recruitment, training and retention of operating and management employees,

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

     - wars, other armed conflicts and terrorism, and

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

  Our business has been and could continue to be adversely impacted by negative conditions in the United States economy or the industries of our principal customers.

     Demand for our services has been adversely impacted by negative conditions in the United States economy or the industries of our customers. A substantial number of our principal customers are in the automotive, personal computer, electronics, telecommunications and related industries and their business has been adversely affected, particularly during the past year. These customers collectively account for a substantial percentage of our revenues. Continued adverse conditions or worsening conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in the shipment volume and business levels of our customers. Either of these events could negatively impact our financial results. Adverse economic conditions outside the United States can also have an adverse effect on our customers and our business. We expect that demand for our services, and consequently our results of operations, will be sensitive to domestic and global economic conditions and other factors beyond our control.

  The terrorist attacks on September 11, 2001 have created economic, political and regulatory uncertainties, some of which may materially harm our business and prospects and our ability to conduct business in the ordinary course.

     The terrorist attacks that took place in the United States on September 11, 2001 have adversely affected many businesses, including our business. The national and global responses to these terrorist attacks, many of which are still being formulated, may materially adversely affect us in ways we cannot currently predict. Some of the possible future effects include reduced business activity by our customers, changes in security measures or regulatory requirements for air travel and reductions in available commercial flights that may make it more difficult for us to arrange for the transport of our customers' freight and increased credit and business risk for customers in industries that were severely impacted by the attacks.

  Our ability to serve our customers depends on the availability of cargo space from third parties.

     Our ability to serve our customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that we use. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes. In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular transportation lanes at particular times. This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond our control. Our future operating results could be adversely affected by significant shortages of suitable cargo space and associated increases in rates charged by passenger airlines or ocean carriers for cargo space.

  We may lose business to competitors.

     Competition within the freight industry is intense. We compete in North America primarily with fully integrated carriers, including BAX, Emery and smaller freight-forwarders. Internationally, we compete primarily with the major European based freight forwarders, Expeditors International, BAX, Emery and other freight forwarders. We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe. We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms. Our inability to compete successfully in our industry could cause us to lose customers or lower the volume of our shipments.

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

     We use the services of thousands of drivers in connection with our local pick up and delivery operations. From time to time, these drivers are involved in accidents. Although most of these drivers are independent contractors, we could be held liable for their actions. Claims against us may exceed the amount of insurance coverage. A material increase in the frequency or severity of accidents, liability claims or workers' compensation claims, or unfavorable resolutions of claims, could materially adversely affect us. In addition, significant increases in insurance costs as a result of these claims could reduce our profitability.

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

  Our settlement with the U.S. Equal Employment Opportunity Commission relating to discrimination allegations is subject to challenge and does not affect the claims asserted in the purported class action lawsuit.

     Our settlement with the U.S. Equal Employment Opportunity Commission relating to discrimination allegations is subject to challenge and appeal. If a challenge or appeal is successful, any modifications to the settlement or the reassertion of the original charges could have a material adverse effect on us. In addition, the purported class action lawsuit relating to discrimination allegations could result in the payment of substantial amounts and subject us to significant non-monetary requirements which could have a material adverse effect on us.

  We may face difficulties in integrating the operations of Circle International Group, Inc.

     We have incurred significant charges in connection with our acquisition of Circle during 2000 and 2001. Our management team does not have experience with the combined business and does not have experience managing international operations of a scope comparable to that of Circle. We may not be able to integrate the operations of Circle without a loss of key officers, employees, agents, joint venturers, customers or suppliers, a loss of revenues, an increase in operating or other costs or other difficulties. In particular, we may experience difficulties integrating our information technology systems with Circle's financial and operational information technology systems. We may also experience difficulties with obtaining required governmental licenses and approvals. In addition, we may not be able to realize any operating efficiencies, synergies or other benefits expected from the merger. Any costs or delays incurred in connection with integrating the operations of Circle could have an adverse effect on our business, results of operations or financial condition. In addition, the combined company may experience the difficulties associated with being a larger entity, including increased difficulties of coordination, complexities concerning the integration of information systems, difficulties relating to increased size and scale and increased risk of unionization of workforce.

  Our chairman beneficially owns approximately 22.5% of our outstanding common stock and has the greatest influence of any of our stockholders.

     James R. Crane beneficially owns approximately 22.5% of our outstanding common stock. Based on the ownership positions of our current stockholders, his ability to influence matters submitted to a vote of stockholders is greater than any other stockholder.

  Provisions of our charter, bylaws and shareholder rights plan and of Texas law may delay or prevent transactions that would benefit stockholders.

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

     Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our board of directors rather than pursue non-negotiated takeover attempts. In addition, we have adopted a shareholder rights plan that will cause substantial dilution to any person or group that attempts to acquire us without the approval of our board of directors. The provisions of our charter, bylaws and shareholder rights plan may make it more difficult for our stockholders to benefit from transactions that are opposed by an incumbent board of directors.

  Our Miami Air investment and credit support exposure are subject to uncertainties.

     The impact of the events of September 11 on the airline industry and the weak economy have resulted in a decline in Miami Air's business and led Miami Air to attempt to renegotiate its loan obligations and lease commitments with its creditors. Uncertainties with respect to Miami Air, including those relating to Miami Air's business and negotiation with its creditors, may affect the carrying value of our $6.1 million common stock investment in Miami Air (the result of which may be an impairment charge). In addition, we may be required to perform on our outstanding credit support under the $7 million standby letter of credit on behalf of Miami Air (the result of which may be the recognition of a related loss). The status of our lease obligations for Miami Air cargo planes is also uncertain.

ITEM 2. PROPERTIES

     The properties used in our domestic and foreign operations consist principally of air and ocean freight forwarding offices, customs brokerage offices and warehouse and distribution facilities. Our freight forwarding terminal locations are typically located at or near major metropolitan airports and occupy between 1,000 and 160,000 square feet of leased or owned space and typically consist of offices, warehouse space, bays for loading and unloading and facilities for packing. Terminals are managed by a station manager who is assisted by operation managers. We also have locations that are limited to sales and administrative activities. The leased terminals are under noncancelable leases that expire on various dates through 2025. From time to time, we may expand or relocate terminals to accommodate growth.

     The following table sets forth certain information as of December 31, 2001 concerning the number of our domestic and foreign facilities and freight handling terminals:

                                                              OWNED   LEASED   TOTAL
                                                              -----   ------   -----
North America...............................................    4      153      157
South America...............................................   --       15       15
Europe and Middle East......................................   11      116      127
Asia and South Pacific......................................   13       76       89
Corporate...................................................   --        1        1
                                                               --      ---      ---
          Total.............................................   28      361      389

     As of December 31, 2001, our corporate office occupied approximately 166,000 square feet of space in a facility located in Houston, Texas. During the fourth quarter of 2001, we sold the former Circle headquarters building in San Francisco, California.

     For information regarding the consolidation of facilities at our operating locations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Transaction, restructuring and integration costs -- Future lease obligations" and note 3 of the notes to our consolidated financial statements. For further information regarding our lease commitments, see notes 13 and 14 of the notes to our consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

     In December 1997, the U.S. Equal Employment Opportunity Commission ("EEOC") issued a Commissioner's Charge pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended ("Title VII"). In the Commissioner's Charge, the EEOC charged us and certain of our subsidiaries with violations of
Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (1) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (2) failures to investigate, (3) failures to maintain proper records and
(4) failures to file accurate reports. The Commissioner's Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

     On May 12, 2000, four individuals filed suit against us alleging gender, race and national origin discrimination, as well as sexual harassment. This lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, Pennsylvania. The EEOC was not initially a party to the Philadelphia litigation. In July 2000, four additional individual plaintiffs were allowed to join the Philadelphia litigation. We filed an Answer in the Philadelphia case and extensive discovery was conducted. The individual plaintiffs sought to certify a class of approximately 1,000 of our current and former employees and applicants. The plaintiff's initial motion for class certification was denied in November 2000.

     On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation, which was granted by the Court in Philadelphia on January 31, 2001. In addition, the Philadelphia Court also granted our motion that the case be transferred to the United States District Court for the Southern District of Texas -- Houston Division where we had previously initiated litigation against the EEOC due to what we believed to have been inappropriate practices by the EEOC in the issuance of the Commissioner's Charge and in the subsequent investigation. Subsequent to the settlement of the EEOC action described below, the claims of one of the eight named plaintiffs were ordered to binding arbitration at our request. We recognized a charge of $7.5 million in the fourth quarter of 2000 as an estimated cost of defending and settling the asserted claims.

     On October 2, 2001, we and the EEOC announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge mentioned above. Under the Consent Decree, we agreed to pay $8.5 million into a fund that will compensate individuals who claim to have experienced discrimination. The settlement covers
(1) claims by applicants arising between December 1, 1995 and December 31, 2000;
(2) disparate pay claims arising
between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, we agreed to contribute $0.5 million to establish a Leadership Development Program. The Program will provide training and educational opportunities for women and minorities already employed by us and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, we have not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. It will become effective following the exhaustion of any appeals by any individual plaintiffs or potential claimants. There is currently one appeal pending before the United States Court of Appeals for the Fifth Circuit, which challenges the entry of the Consent Decree. We do not expect a ruling on this appeal for the next four to six months. During the quarter ended September 30, 2001, we accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $0.5 million to the leadership development program described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

     It is unclear whether some or all of the seven remaining individual plaintiffs will attempt to participate under the Consent Decree or whether they will elect to continue to pursue their claims on their own. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, we intend to continue to vigorously defend against their allegations. We currently expect to prevail in our defense of any remaining individual claims. There can be no assurance as to what the amount of time it will take to resolve the appeal relating to the settlement of the Commissioner's Charge and the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 12 of the notes to our consolidated financial statements for a discussion of commitments and contingencies.

     From time to time we are a party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation and are not aware of any litigation threatened against us, which we believe would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol EAGL. The following table sets forth the quarterly high and low closing sales prices for each indicated quarter of 2001 and 2000.

QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   ------
March 31, 2000..............................................  $46.75   $21.25
June 30, 2000...............................................   32.13    20.38
September 30, 2000..........................................   37.63    26.75
December 31,2000............................................   35.63    19.50

March 31, 2001..............................................  $31.38   $22.00
June 30, 2001...............................................   25.71    14.56
September 30, 2001..........................................   16.00     7.45
December 31, 2001...........................................   17.50     8.40

     The closing price for our common stock was $10.67 on February 28, 2002. There were approximately 391 stockholders of record (excluding brokerage firms and other nominees) of our common stock as of February 28, 2002.

     Since our initial public offering in November 1995, EGL has not paid cash dividends on our common stock, although Circle had regularly declared semiannual dividends prior to the merger of EGL and Circle. It is the current intention of our management to retain earnings to finance the growth of our business in lieu of paying dividends. Our bank credit agreement prohibits us from declaring or paying any cash dividends without the bank's consent. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources -- Other factors affecting our liquidity and capital resources" for a discussion of our repurchases of our common stock.

     In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes to Credit Suisse First Boston Corporation, as initial purchaser, in a "Rule 144A Offering," pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Our net proceeds from the issuance and sale of the notes were approximately $96.7 million after deducting the discount to the initial purchaser and estimated expenses of the offering. We used all of the net proceeds to repay a portion of our borrowings under our then existing amended and restated credit facility.

     The notes bear interest at an annual rate of 5%, payable on June 15 and December 15 of each year beginning June 15, 2002. The notes mature on December 15, 2006. The notes are convertible at any time four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. We may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a change in control, a noteholder may require us to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

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

                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2001         2000       1999(1)      1998(1)      1997(1)
                                   ----------   ----------   ----------   ----------   ----------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $1,671,994   $1,861,206   $1,409,250   $1,154,761   $1,008,756
Net revenues.....................     644,183      719,512      587,075      485,506      406,195
Operating income
  (loss)(2)(3)(4)................     (57,569)       9,892       72,862       56,306       58,072
Net income (loss)................     (40,177)        (722)      51,710       39,547       43,130
Basic earnings (loss) per
  share(5).......................  $    (0.84)  $    (0.02)  $     1.14   $     0.88   $     0.99
Basic weighted average shares
  outstanding(5).................      47,558       46,600       45,504       45,141       43,511
Diluted earnings (loss) per
  share(5).......................  $    (0.84)  $    (0.02)  $     1.11   $     0.85   $     0.95
Diluted weighted average shares
  outstanding(5).................      47,558       46,600       46,481       46,321       45,214

BALANCE SHEET DATA (at year end):
Working capital..................  $  210,169   $  240,484   $  231,533   $  181,336   $  160,909
Total assets.....................     817,179      904,225      775,694      651,142      541,270
Long-term indebtedness, net of
  current portion................     103,774       91,051       32,244       21,558       27,702
Stockholders' equity.............     366,091      403,767      401,455      338,758      281,476

     Revenue. Revenue decreased $189.2 million, or 10.2%, to $1,672.0 million in 2001 compared to $1,861.2 million in 2000 primarily due to decreases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, decreased $75.3 million, or 10.5%, to $644.2 million in 2001 compared to $719.5 million in 2000.

     Operating expenses. Total operating expenses (personnel and other selling, general and administrative expenses) were not reduced commensurate with the decline in revenue during the early part of 2001 in anticipation of improved activity levels. Additionally, actions taken during 2000 to add additional warehouse and dock space in anticipation of continued market share gains and growth in activity resulted in higher occupancy related expenses that came on line during 2001. We also added significant information technology ("IT") related consultant expenses during 2001 to develop an integration plan and to begin the integration of the EGL and Circle IT systems. The combination of a delay in implementing reductions in personnel related expenses consistent with the lower activity levels, the addition of warehouse and dock space that started in 2000, and higher IT related expenses contributed toward our losses in 2001.
---------------

(1) In July 2000, we decided to change our fiscal year end to December 31 beginning with the December 31, 2000 year end. Prior to 2000, our fiscal years ended on September 30. In October 2000, we completed a merger with Circle International Group, Inc. accounted for as a pooling of interests. The statement of operations data has been prepared by combining our results of operations for the years ended September 30, 1999, 1998 and 1997 with Circle's results of operations for the years ended December 31, 1999, 1998 and 1997. The balance sheet data has been prepared by combining our financial results as of September 30, 1999, 1998 and 1997 with Circle's financial results as of December 31, 1999, 1998 and

    1997. The periods have been labeled year ended December 31 to be more consistent with our current year-end. The stand-alone results of operations of EGL for the three months ended December 31, 1999 have been omitted from the information presented.

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

(2) 2001 and 2000 include transaction, integration and restructuring charges related to the merger with Circle totaling $14.0 million or $8.5 million net of tax ($0.18 per diluted share) and $67.4 million or $49.9 million net of tax ($1.07 per diluted share), respectively. See notes 2 and 3 of the notes to our consolidated financial statements for a discussion of the Circle merger and other acquisitions made in 2000 and 1999.

(3) 1998 includes special charges of $10.7 million or $8.1 million net of tax ($0.17 per diluted share) recorded by the former Circle entity.

(4) 2001 includes a charge of $10.1 million or $6.2 million net of tax ($0.13 per diluted share) related to the EEOC legal settlement. See note 12 of the notes to our consolidated financial statements.

(5) Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted to include the following: (a) the retroactive restatement giving effect to the 3-for-2 stock split in August 1999, and (b) the weighted average of common stock equivalents issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. There were no common stock equivalents included in the diluted weighted average share calculation for the years ended December 31, 2001 and 2000, as their effect is anti-dilutive given our net loss for those periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. In addition, for information on our critical accounting policies and the judgment made in their application, please read "Critical Accounting Polices" beginning on page 38.

MERGER

     On October 2, 2000, we completed a merger with Circle International Group, Inc. by issuing approximately 17.9 million shares of our common stock for all of the outstanding common stock of Circle. Each share of Circle common stock was exchanged for one share of our common stock. Circle is a leader in providing transportation and integrated logistics services for the international movement of goods and the furnishing of value-added information, distribution and inventory management services to customers worldwide. Circle is principally engaged in international air and ocean freight forwarding, customs brokerage and logistics. The merger was accounted for as a pooling of interests and, accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Circle. No goodwill or other fair value adjustments to assets and liabilities were recorded in connection with the merger.

RESULTS OF OPERATIONS

     Our principal services are air freight forwarding, ocean freight forwarding, and customs brokerage and other value-added logistics services. The following table provides certain statement of operations data attributable to EGL's principal services during the periods indicated. Revenue for air freight and ocean freight consolidations (indirect shipments) includes the cost of transporting such freight, whereas net revenue does not. Revenue for air freight and ocean freight agency or direct shipments, customs brokerage and import services, includes only the fees or commissions for these services. A comparison of net revenue best measures the relative importance of our principal services.

                                                        YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------------------------------
                                         2001                    2000                   1999(1)
                                 ---------------------   ---------------------   ---------------------
                                                % OF                    % OF                    % OF
                                   AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                 ----------   --------   ----------   --------   ----------   --------
                                                  (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues:
  Air freight forwarding.......  $1,296,026     77.5     $1,465,438     78.7     $1,112,280     78.9
  Ocean freight forwarding.....     176,470     10.6        184,602      9.9        137,024      9.7
  Customs brokerage and
     other.....................     199,498     11.9        211,166     11.4        159,946     11.4
                                 ----------    -----     ----------    -----     ----------    -----
Revenues.......................  $1,671,994    100.0     $1,861,206    100.0     $1,409,250    100.0
                                 ==========    =====     ==========    =====     ==========    =====

                                               % OF NET                % OF NET                % OF NET
                                    AMOUNT     REVENUES     AMOUNT     REVENUES     AMOUNT     REVENUES
                                  ----------   --------   ----------   --------   ----------   --------
Net revenues:
  Air freight forwarding.......   $  386,171     59.9     $  473,397     65.8     $  379,602     64.6
  Ocean freight forwarding.....       58,514      9.1         53,462      7.4         49,194      8.4
  Customs brokerage and
     other.....................      199,498     31.0        192,653     26.8        158,279     27.0
                                  ----------    -----     ----------    -----     ----------    -----
Net revenues...................   $  644,183    100.0     $  719,512    100.0     $  587,075    100.0
                                  ==========    =====     ==========    =====     ==========    =====
Operating expenses:
  Personnel costs..............      383,211     59.5        378,461     52.6        302,373     51.5
  Other selling, general and
     administrative expenses...      294,488     45.7        256,270     35.6        211,840     36.1
EEOC legal settlement..........       10,089      1.5          7,500      1.0             --       --
Transaction, restructuring and
  integration costs............       13,964      2.2         67,389      9.4             --       --
                                  ----------    -----     ----------    -----     ----------    -----
Operating income (loss)........      (57,569)    (8.9)         9,892      1.4         72,862     12.4
Nonoperating income (expense),
  net..........................       (8,442)    (1.3)         2,549      0.3         11,158      1.9
                                  ----------    -----     ----------    -----     ----------    -----
Income (loss) before provision
  (benefit) for income taxes...      (66,011)   (10.2)        12,441      1.7         84,020     14.3
Provision (benefit) for income
  taxes........................      (25,834)    (4.0)        13,163      1.8         32,310      5.5
                                  ----------    -----     ----------    -----     ----------    -----
Net income (loss)..............   $  (40,177)    (6.2)    $     (722)    (0.1)    $   51,710      8.8
                                  ==========    =====     ==========    =====     ==========    =====

---------------

(1) On July 2, 2000, we changed our fiscal year end from September 30 to December 31, effective with the calendar year ended December 31, 2000. A three-month transition period from October 1, 1999 to December 31, 1999 precedes the start of the 2000 fiscal year. The financial data set forth for "1999" have been prepared by combining our financial data for the year ended September 30, 1999 with Circle's financial data for the year ended December 31, 1999. The financial data set forth for "2000" are for the 12 months ended December 31, 2000. Accordingly, EGL's stand-alone results of operations for the three months ended December 31, 1999 were $187.4 million, $78.2 million, $15.7 million, $9.9 million, $0.35 and $0.33, respectively. Unaudited pro forma revenues, net revenues, operating income, net income and basic and diluted earnings per share for the year ended December 31, 1999 depicting the combined results of EGL and Circle as if EGL had a fiscal year ended December 31, 1999 are $1,451.7 million, $601.9 million, $75.6 million, $53.9 million, $1.18 and $1.14, respectively.

  2001 Compared to 2000

     Revenue. Revenue decreased $189.2 million, or 10.2%, to $1,672.0 million in 2001 compared to $1,861.2 million in 2000 primarily due to decreases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, decreased $75.3 million, or 10.5%, to $644.2 million in 2001 compared to $719.5 million in 2000.

     Air freight forwarding revenue. Air freight forwarding revenue decreased $169.4 million, or 11.6%, to $1,296.0 million in 2001 compared to $1,465.4 million in 2000 primarily as a result of volume decreases in North America and Asia. The volume decreases in North America were primarily attributable to the weakened U.S. economy. North America was also adversely affected by the shift from air expedited shipments (next flight out, next day or second day time definite shipments) to economy ground deferred shipments (third and fourth day).

     Air freight forwarding net revenue decreased $87.2 million, or 18.4%, to $386.2 million in 2001 compared to $473.4 million in 2000. The air freight forwarding margin (net revenue as a percentage of revenue) declined to 29.8% in 2001 as compared to 32.3% for 2000 due to a softening of the U.S. economy, primarily in the technology, telecommunications and automotive industries, and the resulting shift from air expedited shipments to economy ground deferred shipments which generate lower revenue and lower margins. The air freight forwarding margin was also adversely impacted in 2001 by the fixed costs of transportation related to 14 charter aircraft leases mainly utilized in North America which were carrying less freight than targeted operating levels as a result of the factors discussed in the previous sentence. In June 2001, we paid $2.0 million to terminate one of our air charter lease agreements. In mid-August 2001, we negotiated agreements to reduce our exposure to future losses on leased aircraft. A lease for two of the aircraft was terminated with no financial penalty, and we agreed to sublease five aircraft on another lease to a third party at rates below our contractual commitment, which resulted in a charge in 2001 of approximately $2.3 million. As of December 31, 2001, we were obligated under one lease agreement for four aircraft that expires during 2003. Although Asia experienced lower revenues from lower activity, the air freight forwarding net revenue margin for Asia improved due to better buying opportunities from carriers.

     Ocean freight forwarding revenue. Ocean freight forwarding revenue decreased $8.1 million, or 4.4%, to $176.5 million in 2001 compared to $184.6 million in 2000 primarily as a result of volume decreases in North America and Asia. Ocean freight forwarding net revenue increased $5.0 million, or 9.4%, to $58.5 million in 2001 compared to $53.5 million in 2000 due to increased direct activity volumes in Europe, coupled with lower transportation costs in Asia, North America and Europe for consolidation services. Activity from expanded operations in France resulting from a joint venture with the Mory Group contributed to the improved results in Europe. The ocean freight forwarding margin increased to 33.2% in 2001 compared to 29.0% in 2000 primarily due to an increase in the number of shipments moving on a direct basis rather than through consolidation services and, to a lesser extent, better buying opportunities on consolidation activity.

     Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, decreased $11.7 million, or 5.5%, to $199.5 million in 2001 compared to $211.2 million in 2000, while net customs brokerage and other revenue increased $6.8 million, or 3.5%, to $199.5 million in 2001 compared to $192.7 million in 2000. Customs brokerage revenue was lower in 2001 due to a decrease in inbound traffic in all geographic segments except Europe and Middle East. Activity from substantially expanded operations in France and Ireland and the opening of a wholly owned subsidiary in South Africa significantly contributed to the higher revenues in the Europe and Middle East segment. Warehousing and distribution revenue increased as a result of new and expanded warehousing customers mainly in North America partially offset by a decline in activity in Asia.

     Operating expenses. Total operating expenses (personnel and other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs) were not reduced commensurate with the decline in revenue during the early part of 2001 in anticipation of improved activity levels. Additionally, actions taken during 2000 to add additional warehouse and dock space in anticipation of continued market share gains and growth in activity resulted in higher occupancy related expenses that came on line during 2001. We also added significant IT related consultant expenses during 2001 to develop an integration plan and to begin the integration of the EGL and Circle IT systems. The combination of a delay in implementing reductions in personnel related expenses consistent with the lower activity levels, the addition of warehouse and dock space that started in 2000 and higher IT related expenses contributed to our losses in 2001.

     Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $4.7 million, or 1.2%, to $383.2 million in 2001 compared to $378.5 million in 2000. As a percentage of net revenue, personnel costs were 59.5%, in 2001 compared to 52.6% in 2000. Our history of rapid revenue growth has historically required us to increase our headcount at a fast pace to prepare for increased levels of activity to maintain our high level of customer service. As a result, employee headcount increased throughout 2000 and into early 2001 in anticipation of efforts to integrate and grow in connection with the EGL/Circle merger. When freight shipments began to slow toward the end of the first quarter of 2001, we attempted to alleviate the impact of the slowdown by implementing a furlough program in March 2001. With no strong signs of a near-term economic rebound, we reduced our headcount during the remainder of 2001 to bring it in line with then current activity levels. During 2001, approximately 980 regular full-time and contract employees were released, including the former Circle headquarters employees. These reductions represented approximately 17% of our U.S. workforce. In the Europe and Middle East region, headcount was increased by 11% due to new and expanded operations in France, Ireland and South Africa. The associated compensation expenses were the main cause of the increase in our total personnel costs. We implemented a temporary salary reduction for five pay periods during the first quarter of 2002 for salaried personnel in the U.S. in an effort to decrease personnel costs during our seasonally slow first quarter.

     Other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs, increased $38.2 million, or 14.9%, to $294.5 million in 2001 compared to $256.3 million in 2000. As a percentage of net revenue, other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs, were 45.7% in 2001 compared to 35.6% in 2000. This increase is due to an overall increase in the level of our activities during 2000 and the first nine months of 2001 without the corresponding net revenue growth in 2001 due to the reduced shipping volumes and the shift from air expedited shipments to economy ground deferred shipments which generate lower revenue at lower margins, but with a similar cost structure.

     EEOC legal settlement. In 2001, we entered into an agreement to settle a claim with the EEOC and recorded a charge of $10.1 million during the third quarter, which included $8.5 million placed into a settlement fund, $0.5 million to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement. The $10.1 million charge was in addition to the $7.5 million charge we recognized in 2000 for the estimated costs of defending against these claims.

     Transaction, restructuring and integration costs. Primarily in connection with the Circle merger, we recorded merger-related costs of $14.0 million, or $8.5 million after tax, during 2001 and $67.4 million, or

$49.9 million after tax, during 2000. The categories of costs incurred, the actual cash payments made in 2001 and 2000 and the accrued balances at December 31, 2001 and 2000 are summarized below (in thousands):

                                  AMOUNTS PAID/    ACCRUED BALANCE                 REVISIONS TO   AMOUNTS PAID/    ACCRUED BALANCE
                                  WRITTEN OFF IN   AT DECEMBER 31,   NEW CHARGES    ESTIMATES     WRITTEN OFF IN   AT DECEMBER 31,
                         TOTAL         2000             2000            2001           2001            2001             2001
                        -------   --------------   ---------------   -----------   ------------   --------------   ---------------
Cash costs:
  Transaction costs...  $ 9,774      $ (9,774)         $    --         $    --       $    --         $     --          $   --
  Severance costs.....    8,377        (2,110)           6,267           3,345          (398)          (8,301)            913
  Future lease
    obligations, net
    of expected
    sublease income...   11,105        (1,042)          10,063           1,917         2,746           (7,763)          6,963
  Termination of joint
    venture/agency
    agreements........    9,322        (4,110)           5,212                        (3,000)          (1,209)          1,003
  Charter lease
    obligation, net of
    sublease income...       --            --               --           2,287            --           (2,287)             --
  Integration costs...    8,214        (4,780)           3,434           7,564            --          (10,998)             --
                        -------      --------          -------         -------       -------         --------          ------
  Subtotal cash
    cost..............   46,792       (21,816)          24,976          15,113          (652)         (30,558)          8,879
                        -------      --------          -------         -------       -------         --------          ------
Noncash...............   20,597       (20,597)              --              --          (497)             497              --
                        -------      --------          -------         -------       -------         --------          ------
         Total........  $67,389      $(42,413)         $24,976         $15,113       $(1,149)        $(30,061)         $8,879
                        =======      ========          =======         =======       =======         ========          ======

     Transaction costs. Transaction costs of $9.8 million incurred in 2000 include investment banking, legal, accounting and printing fees and other costs directly related to the merger.

     Severance costs. Severance costs were recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations who were terminated or notified of their termination under our integration plan prior to December 31, 2000. As of December 31, 2000, we no longer employed approximately 60 of the 150 employees included in the integration plan we established in connection with the Circle acquisition. The termination of substantially all of the remaining 90 employees occurred in the first quarter of 2001. Additional severance costs of approximately $3.2 million were recorded during the year ended December 31, 2001.

     Also, during January 2001, we announced an additional reduction in our workforce of approximately 125 additional employees. The charge for this workforce reduction is approximately $0.1 million and was recorded during the first quarter of 2001.

     Future lease obligations. Future lease obligations consist of our remaining lease obligations under noncancelable operating leases at domestic and international locations that we are in the process of vacating and consolidating due to excess capacity resulting from having multiple facilities in certain locations. The provisions of our integration plan include the consolidation of facilities of approximately 80 of our operating locations. As of December 31, 2001, consolidation of facilities has been completed at substantially all of these locations with the remaining locations expected to be completed by the end of the first quarter of 2002. During the second half of 2001, we determined the estimated consolidation dates for several of the remaining facilities and recorded an additional charge of $1.9 million. All lease costs for facilities being consolidated are charged to operations until the date that we vacate each facility.

     Amounts recorded for future lease obligations under our integration plan are net of approximately $31.3 million in anticipated future recoveries from actual or expected sublease agreements. Sublease income has been anticipated under the integration plan only in locations where sublease agreements have been executed as of December 31, 2001 or are deemed probable of execution during the first half of 2002. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by us or at all, which could result in future revisions to these estimates. During the year ended December 31, 2001, we recorded an additional charge of $4.7 million based on revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy. In addition, during the fourth quarter of 2001, we decided to utilize two of the facilities in our logistics operations as we determined the expected return on operations was greater than the sublease income we expected to obtain in these two markets. Therefore, we reversed the $2.0 million reserve established for these facilities.

     Termination of joint venture/agency agreements. Costs to terminate joint venture/agency agreements represents contractually obligated costs incurred to terminate selected joint venture and agency agreements with certain of our former business partners along with assets that are not expected to be fully recoverable as a result of our decision to terminate these agreements. In conjunction with our integration plan, during the year ended December 31, 2001, we completed the termination of joint venture and agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa. We completed the termination of joint venture agreements in South Africa and Taiwan on more favorable terms than originally expected and revised the related estimate by reducing the expected charge by $3.0 million.

     Charter lease obligation. In August 2001, we negotiated agreements to reduce our exposure to future losses on leased aircraft. A lease for two of the aircraft was terminated with no financial penalty. We subleased five aircraft to a third party at rates below our contractual commitment and recorded a charge of approximately $2.3 million in the third quarter of 2001 for the excess of our commitment over the sublease income through the end of the lease term. As of December 31, 2001, we are obligated under one lease agreement with Miami Air (one of our equity method investees) for four aircraft. This agreement expires during 2003.

     Integration costs. Integration costs of approximately $7.6 million and $8.2 million were incurred during 2001 and 2000, respectively, and include the costs of changing legal registrations in various jurisdictions, changing signs and logos at our major facilities around the world, and other integration costs. These costs have been expensed as incurred. Approximately $3.4 million of this amount was unpaid at December 31, 2000.

     Noncash charge. The noncash charge of $20.6 million in 2000 consists of assets not expected to be recoverable, which include: (a) fixed assets at various locations that will no longer be used in our ongoing operations after we consolidate those locations; (b) computer hardware and software at the former Circle operations that will no longer be used as these assets are not compatible with our existing information technology strategy; and (c) assets not expected to be fully recoverable as a result of our decision to terminate certain joint venture/agency agreements. In 2001, we revised these estimates by approximately $0.5 million for assets that were determined to be recoverable since they will continue to be used in operations.

     Operating income (loss). An operating loss of $57.6 million was incurred in 2001 as compared to operating income of $9.9 million for 2000. The decrease in operating income was primarily due to the 2001 decline in net revenues of $75.3 million and the $38.2 million increase in other selling general and administrative expenses, offset by a $53.4 million reduction in transaction, restructuring and integration costs.

     Nonoperating income (expense), net. Nonoperating expense, net of $8.4 million was incurred in 2001 as compared to nonoperating income, net of $2.5 million in 2000. During 2001, nonoperating expense, net resulted from a lower level of interest income resulting from reduced short-term investments that were liquidated to fund expansion activities and support operations, higher interest expense from increased borrowings, losses from unconsolidated affiliates and no benefit of net foreign exchange gains. These were partially offset by a $2.3 million gain recognized on recording the market value of an investment that became marketable during the second quarter of 2001 and a lower expense for recognition of minority interests.

     Effective tax rate. The effective income tax rate for 2001 was 39.1% compared to 105.8% for 2000. The 2000 effective tax rate was adversely impacted by the transaction, restructuring and integration charges discussed in note 3 of the notes to our consolidated financial statements. The effective tax rate for 2000 excluding these charges was 38.4%. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates.

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

     The increase in North America resulted from the addition of significant national account customers throughout 2000, substantial increases in activity levels and expedited shipments for technology and telecommunications customers and the effect of the acquisitions of two Canadian freight forwarding companies in January 2000. See "-- Acquisitions -- CTI and Fastair." Air freight forwarding revenue and net revenue reported by CTI and Fastair in 2000 were $57.1 million and $19.0 million, respectively. The increase in Asia Pacific resulted from the consolidation of a formerly unconsolidated affiliate in Taiwan. For the twelve months ended December 31, 2000, Taiwan reported air freight forwarding revenue and net revenue of $66.2 million and $6.3 million, respectively. South America benefited from our acquisition of Compass Cargo Limitada, a privately held air freight forwarder in Chile in December 1999 which contributed air freight forwarding revenue and net revenue of $20.4 million and $1.5 million, respectively, for the year ended December 31, 2000. The air freight forwarding margin declined to 32.3% in 2000 compared to 34.1% in 1999 due to higher carrier costs, which included fuel surcharges and start-up costs associated with a new dedicated leased aircraft servicing the U.S.-Asia market.

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

     Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, increased $51.3 million, or 32.1%, to $211.2 million in 2000 compared to $159.9 million in 1999, while net customs brokerage and other revenue increased $34.4 million, or 21.7%, to $192.7 million in 2000 compared to $158.3 million in 1999. Customs brokerage revenue increased due to increased inbound traffic in North America and Europe. Warehousing and distribution revenue increased as a result of expanded warehousing facilities.

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

     Other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs, increased $44.5 million, or 21.0%, to $256.3 million in 2000 compared to $211.8 million in 1999 due to an overall increase in the level of our activities in 2000 and increased expenses attributable to acquisitions. In addition, during the fourth quarter of 2000, we increased the provision for doubtful accounts by approximately $3.4 million to reserve for certain bad debts associated with the closure of an unprofitable logistics facility and the termination of foreign agent relationships.

     EEOC legal settlement. During 2000 we reserved $7.5 million for legal expenses to contest EEOC and related charges. See Item 3, "Legal Proceedings."

     Operating income. Operating income decreased $63.0 million, or 86.4%, to $9.9 million in 2000 compared to $72.9 million in 1999 primarily due to $67.4 million of transaction, restructuring and integration costs recorded in the fourth quarter of 2000 in connection with the Circle merger.

     Nonoperating income, net. Nonoperating income, net decreased $8.7 million, or 77.7%, to $2.5 million in 2000 compared to $11.2 million in 1999. Our 1999 nonoperating income, net included a $4.5 million gain on the sale of securities further discussed in note 11 of the notes to our consolidated financial statements. During 2000, income from unconsolidated affiliates declined $2.3 million due primarily to the change in reporting of Taiwan from an unconsolidated affiliate where we owned 50% in prior years to a consolidated subsidiary with a minority interest of 49%. In addition, nonoperating income, net decreased due to a lower level of interest income resulting from reduced short-term investments that were liquidated to fuel expansion activity and higher interest expense from increased borrowings.

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

LIQUIDITY AND CAPITAL RESOURCES

  General

     Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We substantially reduced operating costs between the second and third quarter of 2001 and worked to diversify our customer base. Additionally, we made significant efforts to collect outstanding customer accounts receivable amounts and were able to use the cash from these collections to avoid additional net borrowings on our line of credit during the latter part of 2001. If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.

     We make significant disbursements on behalf of our customers for transportation costs (primarily ocean) and customs duties. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on our statement of operations; rather, they are reflected in our trade receivables and trade payables. Growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

  2001 Compared to 2000

     Cash provided by operating activities. Net cash provided by operating activities was $23.5 million in 2001 compared to cash provided by operating activities of $33.4 million in 2000. The decrease in 2001 was primarily due to the loss incurred in 2001 and transaction, integration and restructuring costs paid during 2001 as compared to income and corresponding cash flows that were produced in 2000, partially offset by cash provided by collections of receivables, net of other working capital uses.

     Cash used in investing activities. Cash used in investing activities in 2001 was $23.2 million compared to $94.8 million in 2000. Capital expenditures were $64.9 million during 2001 as compared to $70.4 million during 2000, a $5.5 million decrease. These expenditures were mainly due to information technology initiatives and general facilities expansion in North America. Acquisitions of businesses including the buyout of certain joint venture agreements in foreign locations accounted for $4.6 million of cash used as compared to $28.7 million in 2000. The sale and sale-leaseback of real estate and the sale of other assets resulted in cash proceeds of $37.3 million in 2001.

     Cash provided by financing activities. Cash provided by financing activities in 2001 was $19.0 million compared to $48.3 million used in financing activities in 2000. Net proceeds from the sale of 5% convertible subordinated notes were $96.9 million in 2001. Proceeds from this sale were used to repay amounts borrowed against the revolving line of credit of $82.0 million, resulting in net borrowings of $14.5 million in 2001 as compared to net borrowings of $43.6 million in 2000. Proceeds from the exercise of stock options were $3.3 million in 2001 compared to $18.9 million in 2000. We expended $10.5 million to purchase treasury stock in 2000. We did not purchase any treasury stock in 2001.

  2000 Compared to 1999

     Cash provided by operating activities. Net cash provided by operating activities was $33.4 million in 2000 compared to $33.6 million in 1999. The decrease in 2000 was primarily due to an increase in net working capital. Net working capital increased $9.0 million during 2000 principally due to expansion activities and the timing of receipts and disbursements.

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

  Other factors affecting our liquidity and capital resources

     Convertible subordinated notes. In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes. The notes bear interest at an annual rate of 5%. Interest is payable on June 15 and December 15 of each year, beginning June 15, 2002. The notes mature on December 15, 2006.

     The notes are convertible at any time four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.

     We may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a change in control, a noteholder may require us to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

     The notes are general unsecured obligations of EGL. The notes are subordinated in right of payment to all of our existing and future senior indebtedness as defined in the indenture. We and our subsidiaries are not prohibited from incurring senior indebtedness or other debt under the indenture. The notes impose some restrictions on mergers and sales of substantially all of our assets.

     Credit agreement. Effective December 20, 2001, we amended and restated our existing credit agreement. The amended and restated credit facility, which was amended effective as of March 7, 2002, is with a syndicate of three financial institutions, with Bank of America, N.A. as collateral and administrative agent for the lenders, and matures on December 20, 2004. The amended and restated credit facility provides a revolving line of credit of up to the lesser of:

     - $75 million, which will be increased to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to other financial institutions, or

     - an amount equal to:

      - up to 85% of the net amount of our billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of our wholly owned domestic subsidiaries and our operating subsidiary in Canada, subject to some exceptions and limitations, plus

      - up to 85% of the net amount of our billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of our wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

      - up to 50% of the net amount of our unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of our wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

      - reserves from time to time established by Bank of America in its reasonable credit judgment.

     The aggregate of the four sub-bullet points above is referred to as our eligible borrowing base. The amended and restated credit facility includes a $50 million letter of credit subfacility. We had $17.3 million in standby letters of credit outstanding as of December 31, 2001 under this facility.

     The maximum amount that we can borrow at any particular time may be less than the amount of our revolving credit line because we are required to maintain a specified amount of borrowing availability under the amended and restated credit agreement based on our eligible borrowing base. The required amount of borrowing availability is currently $40 million, which amount is subject to adjustment to $25 million if certain post-closing conditions are satisfied. The required amount of borrowing availability is subject to further adjustment to $15 million if our EBITDA is (1) $9.7 million for the fiscal quarter ended December 31, 2001, (2) $9.8 million for the fiscal quarter ending March 31, 2002 or (3) $13.2 million for the fiscal quarter ending June 30, 2002. The amount of borrowing availability is determined by subtracting the following from our eligible borrowing base:

     - our borrowings under the amended and restated credit facility, and

     - our accounts payable and the accounts payable of all of our domestic subsidiaries and our Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

     For each tranche of principal borrowed under the revolving line of credit, we may elect an interest rate of either:

     - LIBOR, plus an applicable margin of 2.50%, which is subject to adjustment after June 30, 2002 to:

      - 2.00% if the amount available to be borrowed under the line of credit, which we call our borrowing availability, is greater than or equal to $65 million,

      - 2.25% if the borrowing availability is less than $65 million, but greater than or equal to $45 million,

      - 2.50% if the borrowing availability is less than $45 million, but greater than or equal to $25 million, and

      - 2.75% if the borrowing availability is less than $25 million, or

     - the prime rate announced by Bank of America, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.

     We refer to borrowings bearing interest based on LIBOR as a LIBOR tranche and to other borrowings as a prime rate tranche. The interest on a LIBOR tranche is payable on the last day of the interest period (one, two or three months, as selected by us) for such LIBOR tranche. The interest on a prime rate tranche is payable monthly.

     A termination fee would be payable upon termination of the amended and restated credit facility during the first two years after the closing thereof, in the amount of 0.50% of the total revolving line commitment if the termination occurs on or before the first anniversary of the closing and 0.25% of the total revolving line commitment if the termination occurs after the first anniversary, but on or before the second anniversary of such closing (unless terminated in connection with a refinancing arranged or underwritten by Bank of America or its affiliates).

     We are subject to certain covenants under the terms of the amended and restated credit facility, including, but not limited to, (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth and (b) quarterly and annual limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

     The amended and restated credit facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all domestic subsidiaries and our Canadian operating subsidiary. In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions, if our eligible borrowing base falls below $40 million. Events of default under the amended and restated credit facility include, but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability to perform under the amended and restated credit facility or that any of our domestic subsidiaries or our Canadian operating subsidiary.

     No amounts were outstanding under this agreement as of March 28, 2002.

     See note 6 of the notes to our consolidated financial statements for a discussion of our credit agreement prior to December 20, 2001.

     Other bank lines of credit and guarantees. We maintain a $10 million bank line of credit, in addition to the $50 million sublimit under our amended and restated credit facility, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At December 31, 2001, we were contingently liable for approximately $6.7 million, under outstanding letters of credit and guarantees related to our $10 million line of credit. Our ability to borrow under bank lines of credit and to maintain bank letters of credit is subject to the limitations on additional indebtedness contained in our amended and restated credit facility discussed above. Additionally several of our foreign operations guarantee amounts associated with our custom brokerage services. As of December 31, 2001, these outstanding guarantees approximated $15.6 million.

     Sale-leaseback. On December 31, 2001, we terminated an operating lease agreement relating to our corporate headquarters facility in Houston, Texas and purchased the property covered by this agreement for $8.1 million. In connection with the termination of the lease agreement and the purchase of the property, we entered into a transaction whereby we sold this property and certain other properties in Houston and Denver owned by us with a net book value of $17.2 million to an unrelated third party for $18.6 million, net of closing costs of $0.8 million. Mr. Crane also conveyed his ownership in a building adjacent to the Houston facility directly to the buyer and received approximately $5.8 million in proceeds. Mr. Crane's investment in the building was approximately $5.8 million. One of our subsidiaries then leased these properties for a term of 16 years, with options to extend the initial term for up to an additional 15 years. Under the terms of the new lease agreement, the quarterly lease payment is approximately $0.9 million, which amount is subject to escalation after the first two years based on increases in the Consumer Price Index.

     Synthetic lease agreements. We have entered into two operating lease arrangements that involve a special purpose entity that acquired title to properties, paid for the construction costs and leased to us real estate at some of our terminal and warehouse facilities. This kind of leveraged financing structure is commonly referred to as a "synthetic lease."

     A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and under generally accepted accounting principles is not reflected in our balance sheet. Thus, the obligations are not recorded as debt and the underlying properties are not recorded as assets on our balance sheet. Under a synthetic lease, our rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments and are excluded from our aggregate debt maturities. A synthetic lease is generally preferable to a conventional real estate lease since the lessee benefits from attractive interest rates, the ability to claim depreciation under tax laws and the ability to participate in the development process.

     Master operating synthetic Lease. On April 3, 1998, we entered into a five-year $20 million master operating synthetic lease agreement with two unrelated parties for financing the acquisition, construction and development of terminal and warehouse facilities throughout the United States as designated by us. The lease facility was funded by a financial institution and is secured by the properties to which it relates. Construction was completed during 2000 on five terminal facilities.

     Under the terms of the master operating synthetic lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations currently approximate $0.1 million per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due in November 2002. As of December 31, 2001, the aggregate lease balance was approximately $14.1 million. If these facilities were consolidated in our financial statements, we would reflect an increase in property and equipment and in indebtedness of approximately $14.1 million and the annual depreciation expense would increase by approximately $0.4 million. We intend to enter into alternative financing arrangements for these facilities prior to November 2002.

     The master operating synthetic lease agreement contains restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.5 to 1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating synthetic lease agreement as amended on February 11, 2002 restricts us from incurring debt in an amount greater than $30 million, except pursuant to a single credit facility involving a commitment of not more than $110 million and $100 million of 5% convertible subordinated notes.

     We have an option, exercisable at anytime during the lease term, and under particular circumstances may be obligated, to acquire the financed facilities for an amount equal to the outstanding lease balance. If we do not exercise the purchase option, and do not otherwise meet our obligations, we are subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits, up to a maximum of $13.7 million. We expect that the amount of any deficiency payment would be expensed. We may also have to find other suitable facilities to operate in or potentially be subject to a reduction in revenues and other operating activities.

     Other synthetic lease and related capital lease. During 1998, Circle entered into two lease agreements related to one of its domestic terminal facilities. One of the lease agreement relates to the land and is currently being accounted for as a synthetic operating lease. We are required to make bi-annual payments of $0.1 million for 10 years under the synthetic lease. At December 31, 2001, the lease balance was approximately $9.5 million.

     A second agreement relates to the building and improvements and is accounted for as a capital lease rather than as a synthetic lease. Therefore, the fixed asset and related liability for the second lease are included in our balance sheet. Property under the capital lease is amortized over the lease term. As of December 31, 2001, the carrying value of property held under the building and improvements lease was $3.7 million, which is net of $1.9 million of accumulated amortization.

     Computer system upgrades. We are in the process of developing and implementing computer system solutions for operational and financial systems. As of December 31, 2001, we had capitalized $20.9 million related to the development of these systems. This amount is currently not being depreciated. Once placed in service, depreciation related to the systems will be charged.

     Miami Air. Please read "-- Certain Relationships and Related Transactions -- Miami Air" for information on our investment in Miami Air, including Miami Air's efforts to renegotiate its loan obligations and lease commitments with its creditors given the status of the airline industry as a result of the events of September 11 and the weak economy.

     Share repurchase. In January 2000, our board of directors authorized the repurchase of up to one million shares of our outstanding common stock. In April 2000, our board of directors increased the authorization to three million shares. Our intention has been that repurchases would help to offset increases in the number of shares outstanding resulting from previous and future stock option exercises. On July 2, 2000, our board of directors terminated the share repurchase authorization, at which time we had repurchased an aggregate of 449,500 shares for a total of $10.5 million under the authorization.

     Stock options. As of December 31, 2001, we had outstanding non-qualified stock options to purchase an aggregate of 5.9 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $5.50 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the fiscal years ended December 31, 2001 and December 31, 2000 of non-qualified stock options to purchase an aggregate of 0.5 million and 1.2 million shares of common stock, we are entitled to a federal income tax deduction of approximately $7.8 million and $17.0 million, respectively. We have recognized a reduction of our federal and state income tax liability of approximately $3.0 million and $5.0 million in 2001 and 2000. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     A summary of payments due by period of our contractual obligations and commercial commitments as of December 31, 2001 are shown in the tables below (in thousands). A more complete description of these obligations and commitments is included in the notes to our consolidated financial statements as referenced below.

                                               LESS THAN     1-3        4-5      AFTER
CONTRACTUAL OBLIGATIONS              TOTAL      1 YEAR      YEARS      YEARS    5 YEARS
-----------------------             --------   ---------   --------   -------   --------
Long-term debt....................  $111,724    $ 7,950    $  2,605   $   267   $100,902
Capital lease obligations.........     3,309        608       1,216       608        877
Operating leases..................   359,731     51,537     105,437    82,470    120,287
                                    --------    -------    --------   -------   --------
Total contractual obligations.....  $474,764    $60,095    $109,258   $83,345   $222,066
                                    ========    =======    ========   =======   ========

     As of December 31, 2001, we had approximately $48.3 million of standby letters of credit and surety bonds maturing in less than one year, approximately $7.0 million of standby letters of credit and surety bonds maturing in one to three years and no standby letters of credit and surety bonds maturing in more than three years. As of December 31, 2001, we also had $1.9 million of other commercial commitments without a maturity.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

  Aircraft Leasing Companies

     James R. Crane, our Chairman of the Board, President and Chief Executive Officer, holds interests in two entities (one of which is 50% owned and one of which is wholly owned by Mr. Crane) that lease passenger aircraft to us. From time to time, our employees use these aircraft in connection with travel associated with our business, for which we make payments to those entities. Under our arrangement with Mr. Crane during the period from January 1, 2001 through July 31, 2001, we reimbursed Mr. Crane for approximately $0.1 million per month in monthly lease obligations for a total of $0.8 million. In August 2001, we revised our agreement with Mr. Crane whereby we are now charged for actual company usage of the aircraft on an hourly basis and are billed on a periodic basis. During the period August 1, 2001 through December 31, 2001, we reimbursed Mr. Crane $0.05 million for hourly usage of the aircraft.

  Investment in Miami Air International, Inc.

     In July 2000, we purchased 24.5% of the outstanding common stock of Miami Air International, Inc., a privately held domestic and international passenger and freight charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash in a stock purchase transaction. Our primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including EGL, James R. Crane and Frank J. Hevrdejs, a member of our Board of Directors. Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash, and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash.

     In connection with the Miami Air investment, Miami Air and EGL entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to EGL for a three-year term, and we caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay EGL an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse EGL for any payments owed by EGL in respect of the letter of credit. As of December 31, 2001 Miami Air had no funded debt under the line of credit that is supported by the EGL letter of credit. However, Miami Air had outstanding $2.8 million in letters of credit that were supported by the EGL letter of credit.

     There were previously four aircraft subject to the aircraft charter agreement. During 2001, we paid Miami Air approximately $11.8 million under the aircraft charter agreement for use of four 727 cargo airplanes under an aircraft, crew, maintenance and insurance, or ACMI, arrangement. The payments were based on market rates in effect at the time the lease was entered into. In late February 2002, EGL and Miami Air mutually agreed to ground one of these aircraft because of the need for maintenance on that plane. We are negotiating with Miami Air to reduce the costs of operating the remaining three aircraft and are further exploring opportunities to reduce our dependence on those planes. We have been made aware of Miami Air's efforts to renegotiate its loan obligations and lease commitments with their creditors given the status of the airline industry as a result of the events of September 11 and the weak economy. If Miami Air is not able to successfully reach agreement with its creditors, or if its business continues to decline, we would expect to reassess the carrying value of our $6.1 million common stock investment in Miami Air (the result of which may be an impairment charge) and may be required to perform on our credit support ($2.8 million outstanding as of March 28, 2002 against a $7 million standby letter of credit) on behalf of Miami Air (the result of which may be the recognition of a related loss).

     The weak economy and events of September 11 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air has made EGL aware that the amounts due their bank (which are secured by seven 727 planes) is significantly higher than the market value of those planes. In addition, Miami Air has outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that are expected to be delivered in 2002. Miami Air has indicated that they are in discussions with the bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes. An offer from a third party to purchase three of the 727 cargo planes being leased by EGL is also being evaluated by Miami Air. If the three 727 cargo planes are sold, EGL expects that it would be released from its lease obligations. Miami Air has informed EGL that its creditors have indicated a willingness to make concessions. There can be no assurance as to the amount, timing or terms of such concessions, if any.

     Miami Air is interested in exiting the 727 business to concentrate primarily on 737 passenger business. Miami Air believes its business model is viable if it is able to: (1) exit the 727 business -- this division's cost structure, pricing and scale are no longer competitive; (2) obtain concessions from its bank and lessors, and (3) focus on 737 passenger business.

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

     As of February 28, 2002, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano (our Chief Financial Officer) and two others. The Series A preferred stock, if issued, (1) will not be convertible,
(2) will have a 15.0% annual dividend rate and (3) will be subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events.

     The original charter transactions between Miami Air and EGL were negotiated with Miami Air's management at arms length at the time of our original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with our directors in other business transactions unrelated to Miami Air.

     For additional information, please also read "-- Liquidity and Capital Resources -- Other factors affecting our liquidity and capital resources -- Miami Air."

  EGL Subsidiaries in Spain and Portugal

     In 1999, Circle sold a 49% interest in two Circle subsidiaries in Spain and Portugal to Peter Gibert, who relocated to Barcelona, Spain. Mr. Gibert currently serves as the managing director of both subsidiaries and is one of our directors.

     Circle's outside advisors determined the methodology for determining the value of the subsidiaries, which was deemed to be fair by a third-party valuation expert. The agreed purchase price was $1.3 million, paid one-third at closing, and the balance to be paid in equal installments 18 and 36 months following closing. The two installment payments were evidenced by a promissory note bearing interest at six percent (6%) and secured by a pledge of Mr. Gibert's interest in the subsidiaries. The loan balance as of December 31, 2001 was $0.4 million.

     In addition, the purchase agreement provides Mr. Gibert with the right at his option to require Circle, and now EGL, to purchase his interest in the subsidiaries at a price based on the same valuation methodology. After December 31, 2005 (or earlier under certain circumstances), we have the right to require Mr. Gibert to sell his entire interest in the subsidiaries at a price based on the valuation methodology.

  Consulting Agreement

     In connection with Peter Gibert stepping down as Chief Executive Officer of Circle and relocating to Spain in 1999, Mr. Gibert entered into a consulting agreement with Circle pursuant to which he agreed to provide sales, marketing, strategic planning, acquisition, training and other assistance as reasonably requested wherever Circle has operations, other than in the United States, Spain and Portugal. The consulting agreement provided for annual compensation in the first year of $0.4 million and annual compensation in the second and third years of $0.3 million per year. The consulting agreement, which has a three-year term that commenced January 1, 1999, also prohibits Mr. Gibert, directly or indirectly, from competing against Circle during the term of the consulting agreement, plus six months thereafter.

     Upon returning to Circle as Interim Chief Executive Officer in May 2000, Mr. Gibert agreed to suspend the term of the consulting agreement until he was no longer an employee of Circle, which occurred in November 2000 as a result of our merger with Circle. The original term of the consulting agreement has been extended for a period equal to the period during which the consulting agreement was suspended. This arrangement was extended in June 2001 until May 31, 2004.

  Source One Spares

     Mr. Crane, our Chairman, President and Chief Executive Officer, is a director and 24.9% shareholder of Source One Spares, Inc., a company specializing in the "just-in-time" delivery of overhauled flight control, actuation and other rotable airframe components to commercial aircraft operators around the world. In May 1999, we began subleasing a portion of our warehouse space in Houston, Texas and London, England to Source One Spares pursuant to a five-year sublease, which terminated in 2002. Rental income was approximately $0.1 million for the year ended December 31, 2001. During 2001, we billed Source One Spares approximately $0.5 million for freight forwarding services.

  Sale-Leaseback

     In connection with a sale-leaseback agreement entered into by us, Mr. Crane conveyed his ownership in a building adjacent to the Houston facility directly to a third party buyer. We then leased the property directly from the buyer. See "-- Other factors affecting our liquidity and capital resources."

ACQUISITIONS

  Eagle Transfer, Inc. and S. Boardman (Air Services) Limited

     On April 3, 1998, we acquired substantially all of the operating assets and assumed some liabilities of Eagle Transfer, Inc., a privately held international freight forwarder/consolidator based in Miami, Florida. Despite the similarity in names, EGL and Eagle Transfer had no prior affiliation. On April 14, 1998, we acquired all of the outstanding stock of S. Boardman (Air Services) Limited, a privately held full services forwarder based in London, England. The aggregate purchase price for the two 1998 acquisitions was approximately $5.4 million, including $4.3 million in cash plus 41,999 shares of common stock valued at $0.8 million. The agreements also specify maximum contingent earnout payments in the aggregate of $2.0 million in cash plus $2.3 million in common stock, if specified performance benchmarks are met during the three-year period following the acquisitions. The acquisitions were accounted for as purchases. Accordingly, in each case the purchase price was allocated based upon the estimated fair market value of the net assets acquired with the excess being recorded as goodwill. The results of operations for the acquired operations were included in the consolidated statement of operations from the acquisition date forward. Through December 31, 2001, contingent payments of $2.0 million in cash and our common stock had been recorded and recognized as additional goodwill in connection with the 1998 acquisitions.

  Compass Cargo Limitada

     On December 15, 1999, we completed the acquisition of Compass Cargo Limitada, a privately held air freight forwarder in Chile for an aggregate purchase price of $1.2 million in cash at closing. The results of operations for Compass Cargo Limitada were included in the consolidated statement of operations from the acquisition date forward.

  CTI and Fastair

     On January 7, 2000, we completed the acquisitions of two commonly controlled freight forwarding companies in Canada, Commercial Transport International (Canada) Ltd. and Fastair Cargo Systems Ltd., for an aggregate purchase price of approximately $21.3 million in cash paid at closing and approximately $4.9 million to be paid in cash in three annual installments beginning in 2001. The agreement also provided for an earnout. The agreement was amended in December 2000 to provide that the remaining earnout payments will consist of (a) shares of our common stock with a value of $3.5 million, which shares were issued in 2001, and (b) eight quarterly installments of $0.1 million beginning in December 2000 if CTI and Fastair achieve certain budgeted results for the previous quarter. Through December 31, 2001, contingent payments of $6.4 million had been recorded and recognized as additional goodwill in connection with this acquisition. If CTI and Fastair achieve only a portion of the budgeted results for a particular quarter, then the related quarterly installment will be reduced pro rata; provided, that if CTI and Fastair thereafter achieve the annual budgeted results, the last quarterly installment for the fiscal year in question will be increased by the amount of any previous decreases during the fiscal year in question. Each of these acquisitions were accounted for as a purchase and the results of operations for the acquired businesses are included in consolidated statement of operations from the acquisition date forward.

  Miami Air International, Inc.

     In July 2000, we purchased 24.5% of the outstanding common stock of Miami Air International, Inc., a privately held domestic and international charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash in a stock purchase transaction. For additional information, see "-- Certain Relationships and Related Transactions" above.

  Circle International Group, Inc.

     On October 2, 2000, we completed the acquisition of Circle. The merger is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes. As a result of the merger, each share of Circle's common stock issued and outstanding immediately prior to the effective time of the merger (other than shares owned by Circle, EGL or the special purpose merger subsidiary) has been converted to the right to receive one validly issued, fully paid and nonassessable share of our common stock. In the aggregate, we issued 17.9 million shares of our common stock in exchange for issued and outstanding shares of Circle common stock and assumed options exercisable for 1.1 million shares of our common stock. The exchange ratio of one share of our common stock for each share of Circle common stock was determined by arms-length negotiations between us and Circle. See note 2 of the notes to our consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process.

Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:

     - the range of accounting policies permitted by U.S. generally accepted accounting principles,

     - management's understanding of the company's business -- both historical results and expected future results,

     - the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate,

     - expectations of the future performance of the economy -- domestically, globally and within various sectors that serve as principal customers and suppliers of goods and services,

     - expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates,

     - whether historical trends are expected to be representative of future trends,

     - future estimates of cash flows to be produced by various assets and groups of assets,

     - how long assets are expected to remain productive before they must be replaced or undergo substantial repairs,

     - what the fair market value of an asset or liability may be at a point in time when there is no established trading market where the specific asset or liability can be readily sold or settled,

     - expectations regarding the financial viability of counterparties to business transactions with us and the counterparties' ability, willingness and whether they actually will perform in accordance with their business obligations under the terms of the arrangements,

     - in some circumstances management judgment must be applied to interpret what the provisions of commercial arrangements obligate the parties to do and estimates are sometimes required of the efforts and cost necessary to meet those obligations or to resolve disputes among the parties, including the costs related to resolving litigation,

     - expectations of future income for financial and income tax reporting purposes to evaluate the recoverability of certain assets, and

     - and the categorization and allocation of costs among different categories reported in the financial statements, as well as estimates of reasonable pricing assumptions used in our segment reporting analysis.

     The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates -- which may result in the selection of estimates which could be viewed as conservative or aggressive by others -- based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual results could and will differ from those estimates.

  Revenue recognition

     Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin, one of the permissible methods authorized by Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Process. This method generally results in recognition of revenue and gross profit earlier than methods that do not recognize revenue until a proof of delivery is received. Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services. Revenue recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier's charges to EGL for carrying the shipment. Revenue recognized in other capacities includes only the commission and fees received. In December 1999, the SEC issued Staff Accounting Bulleting (SAB) No. 101, Revenue Recognition in Financial Statements, and related interpretative guidelines in November 2000. The provisions of SAB No. 101 had no material impact on our financial statements.

  Computer software

     We account for internally developed software using the guidelines of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project be expensed as incurred. Upon retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

     We have incurred substantial costs during 2001 and 2000 related to a number of information systems projects that were being developed during that time period. Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems. Management believes that all projects capitalized at December 31, 2001 and 2000 will be successfully completed and will result in benefits recoverable in future periods.

  Goodwill and other intangibles

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired, and other intangible assets are amortized on a straight-line basis over the period of expected benefit, not exceeding 40 years. Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair values of assets and liabilities included in a business combination, and therefore, indirectly affected by management's estimates and judgments. Accumulated amortization as of December 31, 2001 and 2000, was $15.7 million and $19.0 million, respectively.

  Impairment of assets

     The carrying value of long-lived assets, including goodwill, is reviewed periodically based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period. If the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value will be reduced to the estimated fair value of the assets or the present value of the expected future cash flows. Substantial judgment is necessary in the determination as to whether an event or circumstances have occurred that may trigger an impairment analysis and in determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.

  Other critical accounting policies

     See note 1 of the notes to our consolidated financial statements for further information on our critical accounting policies and the judgment made in their application.

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

     As of December 31, 2001, we had no amounts outstanding under our line of credit. Our lease payments on certain financed facilities are tied to market interest rates. At December 31, 2001, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income in 2001.

     We have not purchased any material futures contracts nor have we purchased or held any material derivative financial instruments for trading purposes during 2001. In the second quarter of 2000, we entered into contracts for the purpose of hedging the costs of a portion of anticipated jet fuel purchases for chartered aircraft during the following twelve months. These contracts matured in the second quarter of 2001. Such contracts were nominally insignificant.

     In April 2001, we entered into a three year interest rate swap agreement, which was designated as a cash flow hedge, to reduce our exposure to fluctuations in interest rates on $70 million of our LIBOR-based revolving credit facility or any substitutive debt agreements we enter into. In December 2001, we issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from these notes substantially retired the LIBOR-based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualifies for cash flow hedge accounting and has been undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001 was $2.0 million and will be amortized to interest expense over the remaining life of the swap agreement and changes in fair value of the swap agreement will be recorded in interest expense.

EXCHANGE RATE SENSITIVITY

     The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and presents such information in U.S. dollar equivalents at December 31, 2001 and 2000. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

 NON-FUNCTIONAL CURRENCY EXPOSURE IN U.S. DOLLAR EQUIVALENTS AS OF DECEMBER 31,
                                      2001
                                 (IN THOUSANDS)

                                                                          FOREIGN EXCHANGE
                                                                           GAIN/(LOSS) IF
                                                                         FUNCTIONAL CURRENCY
                                            NET EXPOSURE              -------------------------
                                 ----------------------------------   APPRECIATES   DEPRECIATES
NON-FUNCTIONAL CURRENCY           ASSET    LIABILITY   LONG/(SHORT)     BY 10%        BY 10%
-----------------------          -------   ---------   ------------   -----------   -----------
United States dollar...........  $10,095    $ 1,134      $ 8,961         $ 896         $(896)
Singaporean dollar.............    2,890      9,094       (6,204)         (620)          620
Hong Kong dollar...............    6,430      1,438        4,992           499          (499)
European Union euro............    6,449      2,832        3,617           362          (362)
Brazilian reals................    4,296      7,164       (2,868)         (287)          287
Taiwanese dollar...............   14,037     10,794        3,243           324          (324)
Chilean pesos..................      430      3,099       (2,669)         (267)          267
Indian rupee...................    4,197      3,526          671            67           (67)
British pound..................    3,524      3,415          109            11           (11)
All others.....................    8,068     11,119       (3,051)         (305)          305
                                 -------    -------      -------         -----         -----
          Totals...............  $16,219    $21,159      $(4,940)        $(494)        $ 494
                                 =======    =======      =======         =====         =====

 NON-FUNCTIONAL CURRENCY EXPOSURE IN U.S. DOLLAR EQUIVALENTS AS OF DECEMBER 31,
                                      2000
                                 (IN THOUSANDS)

                                                                                   FOREIGN EXCHANGE
                                                                                    GAIN/(LOSS) IF
                                                                                  FUNCTIONAL CURRENCY
                                                     NET EXPOSURE              -------------------------
                                          ----------------------------------   APPRECIATES   DEPRECIATES
NON-FUNCTIONAL CURRENCY                    ASSET    LIABILITY   LONG/(SHORT)     BY 10%        BY 10%
-----------------------                   -------   ---------   ------------   -----------   -----------
United States dollar....................  $18,322    $18,727      $  (405)        $ (40)        $  40
Singaporean dollar......................    2,250      1,442          808            81           (81)
Japanese yen............................    1,061        396          665            66           (66)
British pound...........................    1,584      6,995       (5,411)         (541)          541
German mark.............................     (854)     1,341       (2,195)         (220)          220
French franc............................      852        160          692            69           (69)
Australian dollar.......................      417        118          299            30           (30)
All others..............................    3,591      1,231        2,360           236          (236)
                                          -------    -------      -------         -----         -----
          Totals........................  $27,223    $30,410      $(3,187)        $(319)        $ 319
                                          =======    =======      =======         =====         =====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1 -- Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in our definitive Proxy Statement (the "2002 Proxy Statement") for our annual meeting of shareholders to be held on May 22, 2002. The 2002 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2001.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1)  Financial Statements

ITEM                                                           PAGE
----                                                           ----
Report of Independent Accountants...........................   F-2
Independent Auditors' Report................................   F-3
Consolidated Balance Sheet as of December 31, 2001 and
  2000......................................................   F-4
Consolidated Statement of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................   F-5
Consolidated Statement of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................   F-6
Consolidated Statement of Stockholders' Equity for the Years
  Ended December 31, 2001, 2000 and 1999....................   F-8
Notes to Consolidated Financial Statements..................   F-9

     (a)(2)  Financial Statement Schedules

     All schedules for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or because the required information is given in the consolidated financial statements or notes thereto.

     (a)(3)  Exhibits

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
    *2.1       --   Agreement and Plan of Merger, dated as of July 2, 2000 among
                    EGL, Inc., EGL Delaware I, Inc. and Circle International
                    Group, Inc. (Exhibit 2.1 to EGL's Current Report on Form 8-K
                    filed on July 5, 2000 and incorporated herein by reference).
    *3.1       --   Second Amended and Restated Articles of Incorporation of
                    EGL, as amended (filed as Exhibit 3(i) to EGL's Form 8-A/A filed with the Securities and Exchange Commission on
                    September 29, 2000 and incorporated herein by reference).
    *3.2       --   Statement of Resolutions Establishing the Series A Junior
                    Participating Preferred Stock of EGL (filed as Exhibit 3(ii)
                    to EGL's Form 10-Q for the fiscal quarter ended June 30,
                    2001 and incorporated herein by reference).
    *3.3       --   Amended and Restated Bylaws of EGL, as amended (filed as
                    Exhibit 3(ii) to EGL's Form 10-Q for the fiscal quarter
                    ended June 30, 2000 and incorporated herein by reference).
    *4.1       --   Rights Agreement dated as of May 23, 2001 between EGL, Inc.
                    and Computershare Investor Services, L.L.C., as Rights
                    Agent, which includes as Exhibit B the form of Rights
                    Certificate and as Exhibit C the Summary of Rights to
                    Purchase Common Stock. (filed as Exhibit 4.1 to the EGL's
                    Form 10-Q for the fiscal quarter ended September 30, 2001
                    and incorporated herein by reference).
    *4.2       --   Indenture dated December 7, 2001 between EGL and JPMorgan
                    Chase Bank, as trustee (filed as Exhibit 4.1 to EGL's
                    Current Report on Form 8-K filed on December 10, 2001 and
                    incorporated herein by reference).
    *4.3       --   First Supplemental Indenture dated December 7, 2001 between
                    EGL and JPMorgan Chase Bank, as trustee (filed as Exhibit
                    4.2 to EGL's Current Report on Form 8-K filed on December
                    10, 2001 and incorporated herein by reference).
    *4.4       --   Form of 5% Convertible Subordinated Note due December 15,
                    2006 (filed as Exhibit 4.3 to EGL's Current Report on Form
                    8-K filed on December 10, 2001 and incorporated herein by
                    reference).
    *4.5       --   Registration Rights Agreement dated December 7, 2001 between
                    EGL and Credit Suisse First Boston Corporation (filed as
                    Exhibit 4.4 to EGL's Current Report on Form 8-K filed on
                    December 10, 2001 and incorporated herein by reference).
  +*10.1       --   Long-Term Incentive Plan, as amended and restated effective
                    July 26, 2000 (filed as Exhibit 10(ii) to EGL's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
  +*10.2       --   1995 Non-employee Director Stock Option Plan (filed as
                    Exhibit 10.2 to EGL's Registration Statement on Form S-1,
                    Registration No. 33-97606 and incorporated herein by
                    reference).
  +*10.3       --   401(k) Profit Sharing Plan (filed as Exhibit 10.3 to EGL's
                    Registration Statement on Form S-1, Registration No.
                    33-97606 and incorporated herein by reference).
  +*10.4       --   Circle International Group, Inc. 1994 Omnibus Equity
                    Incentive Plan (filed as Exhibit 10.11 to Annual Report on
                    Form 10-K of Circle (SEC File No. 0-8664) for the fiscal
                    year ended December 31, 1993 and incorporated herein by
                    reference).
  +*10.5       --   Amendment No. 1 to Circle International Group, Inc. 1994
                    Omnibus Equity Incentive Plan (filed as Exhibit 10.11.1 to
                    Annual Report on Form 10-K of Circle (SEC File No. 9-8664)
                    for the fiscal year ended December 31, 1995 and incorporated herein by reference).

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
  +*10.6       --   Circle International Group, Inc. Employee Stock Purchase
                    Plan (filed as Exhibit 99.1 to the Registration Statement on
                    Form S-8 of Circle (SEC Registration No. 333-78747) filed on
                    May 19, 1999 and incorporated herein by reference).
  +*10.7       --   Circle International Group, Inc. 1999 Stock Option Plan
                    (filed as Exhibit 99.1 to the Form S-8 Registration
                    Statement of Circle (SEC Registration No. 333-85807) filed on August 24, 1999 and incorporated herein by reference).
  +*10.8       --   Form of Nonqualified Stock Option Agreement for Circle
                    International Group, Inc. 2000 Stock Option Plan (filed as
                    Exhibit 4.8 to Post-Effective Amendment No. 1 on Form S-8 to
                    Registration Statement on Form S-4 (SEC Registration No.
                    333-42310) filed on October 2, 2000 and incorporated herein by reference).
   *10.9       --   Shareholders' Agreement dated as of October 1, 1994 among
                    EGL and Messrs. Crane, Swannie, Seckel and Roberts (filed as
                    Exhibit 10.4 to EGL's Registration Statement on Form S-1,
                    Registration No. 33-97606 and incorporated herein by
                    reference).
   *10.10      --   Form of Indemnification Agreement (filed as Exhibit 10.6 to
                    EGL's Registration Statement on Form S-1, Registration No.
                    33-97606 and incorporated herein by reference).
    10.11A     --   Credit Agreement dated December 20, 2001 between EGL and
                    Bank of America, N.A., and the other financial institutions named therein.
    10.11B     --   First Amendment to Credit Agreement dated March 7, 2002
                    between EGL and Bank of America, N.A., and the other
                    financial institutions named therein.
  +*10.12      --   Employment Agreement dated as of October 1, 1996 between EGL and James R. Crane (filed as Exhibit 10.7 to EGL's Annual
                    Report on Form 10-K for the fiscal year ended September 30,
                    1996 and incorporated herein by reference).
  +*10.13      --   Employment Agreement dated as of September 24, 1998 between
                    EGL and John C. McVaney (filed as Exhibit 10.9 to EGL's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1998 and incorporated herein by reference).
  +*10.14      --   Employment Agreement dated as of May 19, 1998 between EGL
                    and Ronald E. Talley (filed as Exhibit 10.10 to EGL's Annual
                    Report on Form 10-K for the fiscal year ended September 30,
                    1998 and incorporated herein by reference).
  +*10.15      --   Employment Agreement dated as of October 19, 1999 between
                    EGL and Elijio Serrano (filed as Exhibit 10.11 to EGL's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1999 and incorporated herein by reference).
  +*10.16      --   Employee Stock Purchase Plan, as amended and restated
                    effective July 26, 2000 (filed as Exhibit 10(iii) to EGL's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2000 and incorporated herein by reference).
    10.17A     --   Lease Agreement dated as of December 31, 2001 between iStar
                    Eagle LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant.
    10.17B     --   Guaranty dated as of December 31, 2001 among iStar Eagle LP,
                    EGL Eagle Global Logistics, LP and EGL, Inc.
   *10.18A     --   Master Lease and Development Agreement dated as of April 3,
                    1998 between Asset XVI Holdings Company, L.L.C. and Eagle
                    USA Airfreight, Inc. (filed as Exhibit 10(iii) A to EGL's
                    Quarterly Report on Form 10-Q to the quarter ended June 30,
                    1998 and incorporated herein by reference).
   *10.18B     --   Master Participation Agreement dated as of April 3, 1998
                    among Asset XVI Holdings Company, L.L.C., Eagle USA
                    Airfreight, Inc. and Bank One, Texas, N.A. (filed as Exhibit
                    10(iii) B to EGL's Quarterly Report on Form 10-Q to the
                    quarter ended June 30, 1998 and incorporated herein by
                    reference).
   *10.18C     --   Loan Agreement dated as of April 3, 1998 between Asset
                    Holdings Company, L.L.C. and Bank One, Texas, N.A. (filed as
                    Exhibit 10(iii) C to EGL's Quarterly Report on Form 10-Q to
                    the quarter ended June 30, 1998 and incorporated herein by reference).

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
   *10.18D     --   Appendix I to Master Participation Agreement, Master Lease
                    and Development Agreement and Loan Agreement (filed as
                    Exhibit 10(iii) D to EGL's Quarterly Report on Form 10-Q to
                    the quarter ended June 30, 1998 and incorporated herein by reference).
   *10.18E     --   First Amendment to Master Participation Agreement, Master
                    Lease and Development Agreement, and Loan Agreement dated as of April 3, 1998 among Asset XVI Holdings Company, L.L.C.,
                    Eagle USA Airfreight, Inc. and Bank One, Texas, N.A. (filed as Exhibit 10.19E to EGL's Annual Report on Form 10-K for
                    the year ended December 31, 2000 and incorporated herein by reference).
   *10.18F     --   Amendment to Master Participation Agreement dated as of
                    April 1, 1999 among Asset XVI Holdings Company, L.L.C.,
                    Eagle USA Airfreight, Inc. and Bank One, Texas, N.A. (filed as Exhibit 10.19F to EGL's Annual Report on Form 10-K for
                    the year ended December 31, 2000 and incorporated herein by reference).
   *10.18G     --   Second Amendment to Participation Agreement, Lease Agreement
                    and Loan Agreement dated as of October 20, 2000 among Asset
                    XVI Holdings Company, L.L.C., EGL and Bank One, NA. (filed as Exhibit 10.19G to EGL's Annual Report on Form 10-K for
                    the year ended December 31, 2000 and incorporated herein by reference).
    10.18H     --   Third Amendment to Master Participation Agreement, Lease
                    Agreement and Loan Agreement dated December 20, 2001 between
                    EGL Asset XVI Holdings Company and Bank One, N.A.
  +*10.19      --   Consulting Agreement dated as of January 1, 1999 between
                    Zita Logistics, Ltd. and Circle International European
                    Holdings Limited (filed as Exhibit 10.4.3 to Circle's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1998 and incorporated herein by reference).
    12         --   Ratio of Earnings to Fixed Charges.
    21         --   Subsidiaries of EGL.
    23.1       --   Consent of PricewaterhouseCoopers LLP.
    23.2       --   Consent of Deloitte & Touche LLP.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.

     (b) On December 3, 2001, EGL filed a current Report on Form 8-K, which was dated December 3, 2001, to furnish certain information under Item 9 thereof. On December 10, 2001, EGL filed a current Report on Form 8-K, which was dated December 10, 2001, to file certain information under Item 5 thereof.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                         EGL, INC.

                                         By:      /s/ JAMES R. CRANE

                                          --------------------------------------
                                                      James R. Crane
                                              Chairman, President and Chief
                                                      Executive Officer

Date: March 29, 2002

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

NAME                                                                CAPACITY                      DATE
----                                                                --------                      ----



                 /s/ JAMES R. CRANE                       Chairman, President and Chief      March 29, 2002
-----------------------------------------------------     Executive Officer (Principal
                   James R. Crane                              Executive Officer)




                /s/ ELIJIO V. SERRANO                      Chief Financial Officer and       March 29, 2002
-----------------------------------------------------   Director (Principal Financial and
                  Elijio V. Serrano                            Accounting Officer)




                /s/ FRANK J. HEVRDEJS                               Director                 March 29, 2002
-----------------------------------------------------
                  Frank J. Hevrdejs




                 /s/ NEIL E. KELLEY                                 Director                 March 29, 2002
-----------------------------------------------------
                   Neil E. Kelley




          /s/ NORWOOD W. KNIGHT-RICHARDSON                          Director                 March 29, 2002
-----------------------------------------------------
            Norwood W. Knight-Richardson




               /s/ REBECCA A. MCDONALD                              Director                 March 29, 2002
-----------------------------------------------------
                 Rebecca A. McDonald

                                   EGL, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                                               PAGE
                                                               ----
Report of Independent Accountants...........................   F-2
Independent Auditors' Report................................   F-3
Consolidated Balance Sheet as of December 31, 2001 and         F-4
  2000......................................................
Consolidated Statement of Operations for the Years Ended       F-5
  December 31, 2001, 2000 and 1999..........................
Consolidated Statement of Cash Flows for the Years Ended       F-6
  December 31, 2001, 2000 and 1999..........................
Consolidated Statement of Stockholders' Equity for the Years   F-8
  Ended December 31, 2001, 2000 and 1999....................
Notes to Consolidated Financial Statements..................   F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of EGL, Inc.

     In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, cash flows and stockholders' equity present fairly, in all material respects, the financial position of EGL, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Circle International Group, Inc. on October 2, 2000 in a transaction accounted for as a pooling of interests, as described in Note 2 to the consolidated financial statements. We did not audit the financial statements of Circle International Group, Inc., which statements reflect total revenues of 58% and net income of 45% of the related consolidated totals for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Circle International Group, Inc., is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 28, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders,
EGL, Inc.:

     We have audited the consolidated statements of operations, stockholders' equity and cash flows of Circle International Group, Inc. and subsidiaries for the year ended December 31, 1999 (not presented herein). These financial statements are the responsibility of Circle's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, stockholders' equity and cash flows of Circle International Group, Inc. and subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Francisco, California
March 29, 2000

                                   EGL, INC.

                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 2001 AND 2000

                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT PAR VALUES)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 77,440   $ 60,001
  Restricted cash...........................................     5,413         --
  Short-term investments and marketable securities..........     3,442     13,056
  Trade receivables, net of allowance of $11,628 and
    $14,115.................................................   365,505    497,461
  Other receivables.........................................    10,868      7,498
  Deferred income taxes.....................................    29,897     21,646
  Income tax receivable.....................................     3,125      2,128
  Other current assets......................................    29,411     10,996
                                                              --------   --------
         Total current assets...............................   525,101    612,786
Property and equipment, net.................................   152,922    153,345
Investments in unconsolidated affiliates....................    46,018     52,717
Goodwill, net...............................................    78,901     76,254
Other assets, net...........................................    14,237      9,123
                                                              --------   --------
         Total assets.......................................  $817,179   $904,225
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................  $  7,950   $  3,429
  Trade payables and accrued transportation costs...........   216,073    260,802
  Accrued salaries and related costs........................    27,982     29,068
  Accrued restructuring, merger and integration costs.......     8,879     24,976
  Other liabilities.........................................    54,048     54,027
                                                              --------   --------
         Total current liabilities..........................   314,932    372,302
Deferred income taxes.......................................    19,155     23,343
Notes payable...............................................   103,774     91,051
Other noncurrent liabilities................................     6,194      2,980
                                                              --------   --------
         Total liabilities..................................   444,055    489,676
                                                              --------   --------
Minority interests..........................................     7,033     10,782
                                                              --------   --------
Commitments and contingencies (Notes 12, 13 and 14)
Stockholders' equity:
  Preferred stock, $0.001 par value, 10,000 shares
    authorized,
    no shares issued
  Common stock, $0.001 par value, 200,000 shares authorized;
    50,065 and 49,803 shares issued; 48,939 and 48,411
    shares outstanding......................................        49         48
  Additional paid-in capital................................   156,543    150,131
  Retained earnings.........................................   264,712    304,889
  Accumulated other comprehensive loss......................   (37,045)   (27,729)
  Unearned compensation.....................................      (635)    (1,300)
  Treasury stock, 1,126 and 1,392 shares held...............   (17,533)   (24,195)
  Obligation to deliver common stock........................        --      1,923
                                                              --------   --------
         Total stockholders' equity.........................   366,091    403,767
                                                              --------   --------
         Total liabilities and stockholders' equity.........  $817,179   $904,225
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                                   EGL, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               2001           2000           1999
                                                           ------------   ------------   ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues.................................................   $1,671,994     $1,861,206     $1,409,250
Cost of transportation...................................    1,027,811      1,141,694        822,175
                                                            ----------     ----------     ----------
Net revenues.............................................      644,183        719,512        587,075
Operating expenses:
  Personnel costs........................................      383,211        378,461        302,373
  Other selling, general and administrative expenses.....      294,488        256,270        211,840
EEOC legal settlement....................................       10,089          7,500             --
Merger related transaction, restructuring and
  integration costs (Note 3).............................       13,964         67,389             --
                                                            ----------     ----------     ----------
Operating income (loss)..................................      (57,569)         9,892         72,862
Nonoperating income (expense), net.......................       (8,442)         2,549         11,158
                                                            ----------     ----------     ----------
Income (loss) before provision (benefit) for income
  taxes..................................................      (66,011)        12,441         84,020
Provision (benefit) for income taxes.....................      (25,834)        13,163         32,310
                                                            ----------     ----------     ----------
Net income (loss)........................................   $  (40,177)    $     (722)    $   51,710
                                                            ==========     ==========     ==========
Net income (loss) per share:
  Basic..................................................   $    (0.84)    $    (0.02)    $     1.14
  Diluted................................................        (0.84)         (0.02)          1.11
Weighted average common shares outstanding:
  Basic..................................................       47,558         46,600         45,504
  Diluted................................................       47,558         46,600         46,481

   The accompanying notes are an integral part of these financial statements.

                                   EGL, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $(40,177)  $   (722)  $ 51,710
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    33,033     30,009     22,334
     Impairment of assets due to merger.....................      (497)    20,597         --
     Provision for doubtful accounts........................    13,629      9,060     10,091
     Amortization of unearned compensation..................       803        605
     Deferred income tax benefit............................   (12,453)   (11,259)    (2,725)
     Amortization of deferred debt expense..................     1,279         --         --
     Interest capitalization................................      (854)        --         --
     Tax effect of stock options exercised..................     2,956      4,991      4,454
     Gain on sale of assets.................................    (2,657)      (755)    (5,228)
     Equity in (earnings) losses of affiliates, net of
       dividends received...................................     3,100     (1,714)    (3,156)
     Minority interests, net of dividends paid..............       313        146        338
     Transfer to restricted cash............................    (5,413)        --         --
     Other..................................................        65     (5,545)     2,202
  Changes in assets and liabilities:
     (Increase) decrease in trade receivables...............    98,726    (89,179)   (82,900)
     (Increase) decrease in other receivables...............    (5,309)    10,790       (938)
     (Increase) decrease in other assets and liabilities....   (20,837)     1,189     (2,736)
     Increase (decrease) in payables and other accrued
       liabilities..........................................   (26,561)    40,172     40,134
     Increase (decrease) in accrued restructuring, merger
       and integration costs................................   (15,600)    24,976         --
                                                              --------   --------   --------
       Net cash provided by operating activities............    23,546     33,361     33,580
                                                              --------   --------   --------
Cash flows from investing activities:
  Capital expenditures......................................   (64,866)   (70,449)   (41,906)
  Purchases of marketable securities........................        --         --    (24,438)
  Proceeds from sales/maturities of marketable securities...     6,740          7     24,731
  Proceeds from sale-leaseback transaction..................    16,667         --         --
  Proceeds from sales of property and equipment.............    20,654      2,710      5,868
  Net proceeds from sales (purchases) of short-term
     investments............................................        --      8,383       (436)
  Acquisitions of businesses, net of cash acquired..........    (4,637)   (28,664)    (5,098)
  Disposal of consolidated subsidiary.......................      (819)        --         --
  Cash received from disposal of a unconsolidated
     subsidiary.............................................     3,062         --         --
  Investment in equity method investee......................        --     (6,300)        --
  Other.....................................................        --       (452)        --
                                                              --------   --------   --------
       Net cash used in investing activities................   (23,199)   (94,765)   (41,279)
                                                              --------   --------   --------

                                   EGL, INC.

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from financing activities:
  Issuance (repayment) of notes payable.....................  $(82,383)  $ 43,634   $ 10,618
  Net proceeds from convertible debt offering...............    96,875         --         --
  Issuance of common stock, net of related costs............     1,236      1,334        256
  Proceeds from exercise of stock options...................     3,319     18,942     11,106
  Treasury stock purchases..................................        --    (10,478)   (14,845)
  Dividends paid............................................        --     (4,764)    (4,645)
  Other.....................................................        --       (362)      (634)
                                                              --------   --------   --------
     Net cash provided by financing activities..............    19,047     48,306      1,856
                                                              --------   --------   --------
Effect of exchange rate changes on cash.....................    (1,955)    (5,586)      (412)
                                                              --------   --------   --------
Cash flow from EGL on a stand-alone basis for the three
  months ended December 31, 1999 (Note 18)..................        --         --      3,163
                                                              --------   --------   --------
Increase (decrease) in cash and cash equivalents............    17,439    (18,684)    (3,092)
                                                              --------   --------   --------
Cash and cash equivalents, beginning of the year............    60,001     78,685     81,777
                                                              --------   --------   --------
Cash and cash equivalents, end of the year..................  $ 77,440   $ 60,001   $ 78,685
                                                              ========   ========   ========
Supplemental cash flow information:
  Cash paid for interest....................................  $  8,552   $  4,891   $  2,951
  Cash paid for income taxes................................     9,704     29,934     28,301
  Cash received from income tax refund......................    27,456         --         --
  Noncash transactions:
     Issuance of stock for acquisitions.....................     3,503        200         --
     Mortgages assumed in acquisitions......................        --      5,818         --
     Property acquired under capital lease..................        --         --      4,366
     Issuance of notes payable for acquisition..............        --      5,939         --
     Obligation to deliver common stock.....................        --      1,923         --
     Exchange of investment as payment of a liability.......     2,234         --         --

   The accompanying notes are an integral part of these financial statements.

                                   EGL, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                              ACCUMU-
                                                                               LATED                               OBLIGA-
                                  COMMON                            COMPRE-    OTHER               TREASURY        TION TO
                                  STOCK      ADDITIONAL            HENSIVE   COMPRE-   UNEARNED     STOCK          DELIVER
                               -------------  PAID-IN   RETAINED   INCOME    HENSIVE    COMPEN- ----------------   COMMON
                               SHARES AMOUNT  CAPITAL   EARNINGS   (LOSS)     LOSS     SATION   SHARES   AMOUNT    STOCK   TOTAL
                               ------ ------ ---------- --------  --------   -------   -------- ------  --------  ------- --------
                                                               (IN THOUSANDS)
Balance at December 31,
 1998......................... 45,820  $46    $101,051  $251,038            $(13,377) $    --       --  $     --  $    --  $338,758
Comprehensive income:
 Net income...................     --   --          --    51,710  $ 51,710        --                --        --       --    51,710
 Change in value of marketable
   securities, net............     --   --          --        --        39        39       --       --        --       --        39
 Foreign currency translation
   adjustments................     --   --          --        --    (2,507)   (2,507)      --       --        --       --    (2,507)
                                                                  --------
Comprehensive income..........                                    $ 49,242
                                                                  ========
Exercise of stock options with
 related tax benefit..........  1,052    1      15,853        --                  --       --       --        --       --    15,854
Purchase of treasury stock....     --   --          --        --                  --       --   (1,045)  (14,845)      --   (14,845)
Issuance of shares under stock
 purchase plan................     --   --          --        --                  --       --       23       275       --       275
Cash dividends................     --   --          --    (4,682)                 --       --       --        --       --    (4,682)
EGL stand-alone activity for
 the three months ended
 December 31, 1999 (Note 18)..    351   --       6,709     9,960                 184       --       --        --       --    16,853
                               ------  ---    --------  --------            --------  -------   ------  --------  -------  --------
Balance at December 31,
 1999......................... 47,223   47     123,613   308,026             (15,661)      --   (1,022)  (14,570)      --   401,455
Comprehensive loss:
 Net loss.....................     --   --          --      (722) $   (722)       --       --       --        --       --      (722)
 Change in value of marketable
   securities, net............     --   --          --        --         2         2       --       --        --       --         2
 Foreign currency translation
   adjustments................     --   --          --        --   (12,070)  (12,070)      --       --        --       --   (12,070)
                                                                  --------
 Comprehensive loss...........                                    $(12,790)
                                                                  ========
Issuance of shares under
 employee stock purchase
 plan.........................     26   --         681        --                  --       --       26       653       --     1,334
Issuance of common stock for
 other acquisitions...........     --   --          --        --                  --       --        9       200    1,923     2,123
Exercise of stock options and
 restricted stock awards with
 related tax benefit..........  1,162    1      25,837        --                  --   (1,905)      45        --       --    23,933
Purchase of treasury stock....     --   --          --        --                  --       --     (450)  (10,478)      --   (10,478)
Cash dividends................     --   --          --    (2,415)                 --       --       --        --       --    (2,415)
Amortization of unearned
 compensation.................     --   --          --        --                  --      605       --        --       --       605
                               ------  ---    --------  --------            --------  -------   ------  --------  -------  --------
Balance at December 31,
 2000......................... 48,411   48     150,131   304,889             (27,729)  (1,300)  (1,392)  (24,195)   1,923   403,767
Comprehensive loss:
 Net loss.....................     --   --          --   (40,177) $(40,177)       --       --       --        --       --   (40,177)
 Change in value of marketable
   securities, net............     --   --          --        --       (29)      (29)      --       --        --       --       (29)
 Change in value of cash flow
   hedge......................     --   --          --        --    (2,024)   (2,024)      --       --        --       --    (2,024)
 Foreign currency translation
   adjustments................     --   --          --        --    (7,263)   (7,263)      --       --        --       --    (7,263)
                                                                  --------
 Comprehensive loss...........                                    $(49,493)
                                                                  ========
Issuance of shares under
 employee stock purchase
 plan.........................     --   --          --        --                  --       --       70     1,236       --     1,236
Issuance of common stock for
 other acquisitions...........     --   --          --        --                  --       --      196     5,426   (1,923)    3,503
Exercise of stock options and
 restricted stock awards with
 related tax benefit..........    528    1       6,412        --                  --     (138)      --        --       --     6,275
Amortization of unearned
 compensation.................     --   --          --        --                  --      803       --        --       --       803
                               ------  ---    --------  --------            --------  -------   ------  --------  -------  --------
Balance at December 31,
 2001......................... 48,939  $49    $156,543  $264,712            $(37,045) $  (635)  (1,126) $(17,533) $    --  $366,091
                               ======  ===    ========  ========            ========  =======   ======  ========  =======  ========

   The accompanying notes are an integral part of these financial statements.

                                   EGL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

NOTE 1 -- ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     EGL, Inc. (EGL or the Company) is an international transportation and logistics company. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The Company provides services through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. In October 2000, the Company merged with Circle International Group, Inc. (Circle) and expanded its operations to over 100 countries on six continents (see Note 2). The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (see
Note 16).

     On February 21, 2000, the Company's stockholders approved changing the Company's name to EGL, Inc. from Eagle USA Airfreight, Inc. in recognition of EGL's increasing globalization, broader spectrum of services and long-term growth strategy.

CHANGE IN FISCAL YEAR END

     On July 2, 2000, the Company changed its fiscal year end from a twelve-month period ending September 30 to a twelve-month period ending December 31.

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements of EGL have been prepared to give retroactive effect to the merger with Circle in October 2000, which was accounted for as a pooling of interests. The companies had differing year-ends prior to 2000. Therefore, the Company's statements of operations, cash flows and stockholders' equity reflect the consolidation of EGL's former fiscal year ended September 30,1999 with Circle's year ended December 31, 1999. This period has been labeled year ended December 31, 1999 to be more consistent with our current year-end. EGL's results for the three months ended December 31, 1999 have been omitted from the accompanying consolidated statement of operations and presented as summary adjusting items in the statements of cash flows and stockholders' equity. EGL's results of operations, cash flows and stockholders' equity activity for the three months ended December 31, 1999 are presented on a stand-alone basis in Note 18.

     The accompanying consolidated financial statements include EGL and all of its wholly-owned subsidiaries. Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform with the current year presentation.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by U.S. generally accepted accounting principles; management's understanding of the Company's business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

economy -- domestically, globally and within various sectors that serve as principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates -- which may result in the selection of estimates which could be viewed as conservative or aggressive by others -- based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual results could and will differ from those estimates.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

RESTRICTED CASH

     During 2001, as part of the settlement with the EEOC the Company is required to place certain amounts on deposit in a financial institution for the Class Fund and Leadership Development Fund. The total amount included in restricted cash related to the settlement with the EEOC was $3.0 million as of December 31, 2001 (see Note 12). Additionally, the Company has certain requirements related to security deposits that are restricted from withdrawal for a specified timeframe and therefore are classified as restricted cash.

SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

     At December 31, 2001 and 2000, the Company had short-term investments in commercial paper, certificates of deposits, U.S. Treasury Bills and Tax Exempt Municipal Bonds with a carrying value of $3.4 million and $13.1 million, respectively. All outstanding securities at December 31, 2001 mature in less than one year. These investments are stated at amortized cost, which approximates fair market value. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are defined as available-for-sale securities under the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized holding gains or losses have been recorded by the Company as a component of other comprehensive income and loss at each balance sheet date. As such, changes in the fair value of available for sale securities, net of deferred taxes, are excluded from income and presented in the stockholders' equity section of the balance sheet under the caption "Accumulated other comprehensive loss."

TRADE RECEIVABLES

     Management establishes reserves on trade receivables based on the expected ultimate recovery of these receivables. Management considers many factors including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors and transactions that might impact collectibility. Trade receivables include disbursements made by EGL on behalf of its customers for transportation costs and customs duties. As the billings to customers for these disbursements may be several times the amount of revenue and fees derived from these transactions and are not recorded as revenue and expense on the Company's statement of operations, the inability to collect such amounts could result in losses greater than the revenues recognized when such amounts were believed to be collectible.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. The cost of property held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease. Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property. Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and the Company's business plans for the asset. Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset's sale or abandonment. Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

COMPUTER SOFTWARE

     The Company accounts for internally developed software using the guidelines of the American Institute of Certified Public Accountants Statement of Position
(SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project be expensed as incurred. Upon retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

     The Company has incurred substantial costs during 2001 and 2000 related to a number of information systems projects that were being developed during that time period. Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems. Management believes that all projects capitalized at December 31, 2001 and 2000 will be successfully completed and will result in benefits recoverable in future periods.

INTEREST CAPITALIZATION

     The Company is in the process of constructing several computer systems for future use. Interest associated with these assets is capitalized and included in the cost of the asset in accordance with SFAS No. 34, Capitalization of Interest Cost. The amount capitalized is calculated based upon the Company's current incremental borrowing rate and was $854,000 in 2001.

GOODWILL AND OTHER INTANGIBLES

     Goodwill, representing the excess of purchase price over the fair value of net assets acquired, and other intangible assets are amortized on a straight-line basis over the period of expected benefit, not exceeding 40 years. Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair values of assets and liabilities included in a business combination, and therefore, indirectly affected by management's estimates and judgments. Accumulated amortization as of December 31, 2001 and 2000, was $15.7 million and $19.0 million, respectively.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

IMPAIRMENT OF ASSETS

     The carrying value of long-lived assets, including goodwill, is reviewed periodically based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period. If the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value will be reduced to the estimated fair value of the assets or the present value of the expected future cash flows. Substantial judgment is necessary in the determination as to whether an event or circumstances have occurred that may trigger an impairment analysis and in determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.

FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange and income and expenses are translated at average rates during the year. Adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss) in the accompanying consolidated statement of stockholders' equity. Gains and losses from foreign currency transactions are included in net income at the time of the transaction.

REVENUE RECOGNITION

     Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin, one of the permissible methods authorized by Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Process. This method generally results in recognition of revenue and gross profit earlier than methods that do not recognize revenue until a proof of delivery is received. Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services. Revenue recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier's charges to EGL for carrying the shipment. Revenue recognized in other capacities includes only the commission and fees received. In December 1999, the SEC issued Staff Accounting Bulleting (SAB) No. 101, Revenue Recognition in Financial Statements, and related interpretative guidelines in November 2000. The provisions of SAB No. 101 had no material impact on the Company's financial statements.

STOCK-BASED COMPENSATION

     The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, Accounting for Stock Issued to Employees and its interpretations as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. The intrinsic value method used by the Company generally results in no compensation expense being recorded related to stock option grants made by the Company because those grants are typically made with option exercise prices equal to fair market value at the date of option grant. This method is used by the vast majority of public reporting companies. The application of the alternative fair value method under SFAS 123, which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee's rights in the option vest. The impact of using the fair value method would result in including additional compensation expense and lower net income levels in the Company's consolidated statement of operations, as disclosed in Note 9.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

TAXES ON INCOME

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax liabilities and assets are determined based on temporary differences between the bases of assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions. During the current year, the Company reclassified certain prior year deferred tax amounts on the balance sheet to conform with the current year presentation.

EARNINGS PER SHARE

     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if options to issue common stock were exercised. Stock options and shares related to convertible notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. No shares related to options or the convertible notes were included in diluted earnings per share for the years ended December 31, 2001, and 2000 as their effect would have been antidilutive as the Company incurred a net loss during those periods. For the year ended December 31, 1999, incremental shares of 977,000 were used in the calculation of diluted earnings per share; options for 1.4 million shares were excluded from the diluted earnings per share computation because their effect was antidilutive.

COMPREHENSIVE INCOME

     In 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. Under SFAS No. 130, companies are required to report in the financial statements, in addition to net income, comprehensive income, including, as applicable, foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities, the effects of qualifying hedging activities and changes in stockholders' equity that are not the result of transactions with stockholders. The Company's components of other comprehensive income (loss) are foreign currency translation adjustments, any change in the value of marketable securities and changes in the fair value of cash flow hedges.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 2001 and 2000. However, ready trading markets do not exist for all of these items and considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that EGL could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 2001. Current estimates of fair value may differ significantly from the amounts presented.

     The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

          Cash and cash equivalents, restricted cash, short-term investments and marketable securities -- The carrying amount approximates fair value because of the short maturity of those instruments.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

          Borrowings -- The fair value of the Company's convertible subordinated notes was estimated based upon the closing price of the Company's stock on December 31, 2001. The Company's other long-term debt approximates fair value based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

          Foreign currency forward contracts -- The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate. Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date. Such amounts are insignificant.

          Interest rate swap agreement -- The fair value of interest rate swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates.

          Letters of credit -- The Company utilizes letters of credit to back certain financing instruments and payment obligations. The letters of credit reflect fair values as a condition of their underlying purpose and are subject to fees competitively determined.

          Synthetic leases -- The fair value of the Company's synthetic leases approximates fair value based upon the Company's current incremental borrowing rates for similar types of financing arrangements.

     The carrying amounts and fair values of financial instruments at December 31, 2001 and 2000 are as follows:

                                                 CARRYING AMOUNT        FAIR VALUE
                                                ------------------   -----------------
                                                  2001      2000      2001      2000
                                                --------   -------   -------   -------
                                                            (IN THOUSANDS)
Cash and cash equivalents.....................  $ 77,440   $60,001   $77,440   $60,001
Restricted cash...............................     5,413        --     5,413        --
Short-term investments and marketable
  securities..................................     3,442    13,056     3,442    13,056
Convertible subordinated notes................   100,000        --    80,018        --
Other long-term debt..........................     3,774    91,051     3,774    91,051
Interest rate swap agreement..................     2,028        --     2,028        --
Off balance sheet financial instruments:
  Letters of credit...........................    24,000    17,200    24,000    17,200
  Synthetic leases............................    24,000    21,400    24,000    21,400

RISKS AND UNCERTAINTIES

     The Company's operations are influenced by many factors, including the global economy, international laws and currency exchange rates. The impact of some of these risk factors is reduced by having customers in a wide range of industries located throughout the world. However, contractions in the more significant economies of the world (either countries or industrial sectors) could have a substantial negative impact on the rate of the Company's growth and its profitability. The availability and affordability of airlift and other transportation capacity could also significantly influence the Company's operations. Acts of war or terrorism could influence these areas of risk and the Company's operations.

     Doing business in foreign locations subjects the Company to various risks and considerations typical to foreign enterprises including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws and other laws and trade restrictions.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

CONCENTRATION OF CREDIT RISK

     The Company's customers include retailing, wholesaling, manufacturing, electronics and telecommunications companies, as well as international agents throughout the world. Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographic regions. The Company performs ongoing credit evaluation of its customers to minimize credit risk. The Company's investment policies restrict investments to low-risk, highly liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

DERIVATIVE INSTRUMENTS

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of the foreign currency exposure of a net investment in a foreign operation. The effect of adoption of this pronouncement at January 1, 2001 was immaterial.

     For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of the interest rate or foreign currency exposure of a change. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

     The Company uses derivative financial instruments to reduce its exposure to fluctuations in interest rates. The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure when it is entered into, as well as the risk, management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of earnings as the underlying exposure being hedged. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings as nonoperating income (expense), net.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, Business Combinations. SFAS 141 requires that the purchase method of accounting be used

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill arising from transactions to be written off immediately as an extraordinary gain, and for pre-existing transactions to be recognized as the cumulative effect of a change in accounting principle. The Company did not have any business combinations after June 30, 2001; therefore, the required portion of the adoption of this standard had no effect on the Company's 2001 results.

     SFAS 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization of intangible assets with finite lives will no longer be limited to forty years. The Company is required to adopt this standard and will disclose the results of the implementation of this standard in the Company's first quarter 2002 Form 10-Q.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated long-lived asset retirement costs are capitalized. The Company will adopt SFAS 143 beginning January 1, 2003 and does not believe that it will have a material impact on its results of operations and financial position.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of
Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company will adopt SFAS 144 as of January 1, 2002 and is currently determining the impact, if any; it will have on its results of operations and financial position.

NOTE 2 -- BUSINESS COMBINATIONS

     On October 2, 2000, EGL completed its merger with Circle pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of July 2, 2000 (the Merger Agreement). EGL issued 17.9 million shares of EGL common stock in exchange for all issued and outstanding shares of Circle common stock and assumed options exercisable for 1.1 million shares of EGL common stock. The exchange ratio of one share of EGL common stock for each share of Circle common stock was determined by arms-length negotiations between EGL and Circle. The Merger qualified as a tax-free reorganization for U.S. federal income tax purposes and as a pooling of interests for accounting and financial reporting purposes.

     The Company's financial statements have been restated to include the operations of Circle for all periods presented. The presentation of the year ended December 31, 1999 reflected the consolidation of EGL's year ended September 30, 1999 with Circle's year ended December 31, 1999. EGL's results for the three months ended December 31, 1999 have been omitted from the accompanying consolidated statement of operations and presented as summary adjusting items in the statement of cash flows and stockholders' equity. EGL's results of operations, cash flows and stockholders' equity activity for the three months ended December 31, 1999 are presented on a stand-alone basis in Note 18. EGL and Circle had no significant intercompany

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

transactions prior to the merger and no material adjustments were necessary to conform the accounting policies of EGL and Circle.

     The Company entered into five business combination transactions between January 1, 1999 and December 31, 2001 which have been accounted for using the purchase method of accounting, with the related results of operations being included in the Company's consolidated financial statements from the date of acquisition forward. The aggregate consideration paid for these acquisitions totaled $44.6 million, comprised of $33.3 million in cash, $5.9 million notes payable and stock consideration valued at approximately $5.4 million. The Company recognized $41.8 million in goodwill in connection with these acquisitions, and is amortizing those amounts over the related estimated useful lives ranging between 20 and 40 years. Two of the acquisitions provided for the payment of additional contingent consideration if certain post-acquisition performance criteria are satisfied for periods as long as three years which could aggregate as much as $7.9 million in cash and Company common stock. All contingent payments on acquisitions made by the Company are accounted for as adjustments to goodwill and are recorded at the time that the amounts of the payments are determinable by the Company. Through December 31, 2001, the Company had recognized $7.8 million in additional contingent consideration on these acquisitions paid in cash and the Company's common stock. Certain of the transactions resulted in the sellers retaining a minority interest, for which the Company has a buyout option. The pro forma effect on revenues and net income of the Company assuming each of these acquisitions were consummated at the beginning of the year of acquisition would have been immaterial.

NOTE 3 -- MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS

TRANSACTION AND INTEGRATION COSTS

     As result of the merger with Circle, as discussed in Note 2, the Company incurred and expensed transaction and integration costs during the years ended December 31, 2001 and 2000. Merger related transaction costs of $9.8 million were incurred in 2000 and included investment banking, legal, accounting, printing fees and other costs directly related to the merger. During the years ended December 31, 2001 and 2000, integration costs of approximately $7.6 million and $8.2 million, respectively, were incurred and included the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world, and other integration costs. Approximately $3.4 million of this amount was unpaid at December 31, 2000.

RESTRUCTURING CHARGES

     During the years ended December 31, 2001 and 2000, the Company recorded $6.4 million and $49.4 million, respectively, of restructuring charges primarily as result of the Company's plan (the Reorganization Plan or the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities as a result of the merger. The principal components of the Plan involve the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities at the former Circle headquarters, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made for remaining future lease obligations, the terms of the Plan were substantially completed as of December 31, 2001.

     The charges incurred under the Reorganization Plan for the years ended December 31, 2001 and 2000 and the remaining portion of the unpaid accrued charges as of December 31, 2001 and 2000 are as follows:

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

                                                                                   ADDITIONAL INCOME
                                                                                   STATEMENT CHARGE
                                                                                  FOR THE YEAR ENDED
                                                                                   DECEMBER 31, 2001
                               INCOME                                ACCRUED      -------------------                  ACCRUED
                              STATEMENT                             LIABILITY               REVISIONS                 LIABILITY
                               CHARGE                   ASSET      DECEMBER 31,     NEW        TO       PAYMENTS/    DECEMBER 31,
                               Q4 2000    PAYMENTS   WRITE-DOWNS       2000       CHARGES   ESTIMATES   REDUCTIONS       2001
                              ---------   --------   -----------   ------------   -------   ---------   ----------   ------------
                                                                        (IN THOUSANDS)
Severance costs.............   $ 8,377    $(2,110)    $     --       $ 6,267      $3,345     $  (398)    $ (8,301)      $  913
Future lease obligations,
  net of subleasing
  income....................    11,105     (1,042)          --        10,063       1,917       2,746       (7,763)       6,963
Assets not expected to be
  recoverable...............    18,284         --      (18,284)           --          --        (497)         497           --
Termination of joint
  venture/ agency
  agreements................    11,635     (4,110)      (2,313)        5,212                  (3,000)      (1,209)       1,003
Charter lease obligation,
  net of subleasing
  income....................        --         --           --            --       2,287          --       (2,287)          --
                               -------    -------     --------       -------      ------     -------     --------       ------
                               $49,401    $(7,262)    $(20,597)      $21,542      $7,549     $(1,149)    $(19,063)      $8,879
                               =======    =======     ========       =======      ======     =======     ========       ======

SEVERANCE COSTS

     Severance costs were recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations who were terminated or notified of their termination under the Plan prior to December 31, 2000. As of December 31, 2000, approximately 60 of the 150 employees included in the Reorganization Plan were no longer employed by the Company. The termination of substantially all of the remaining 90 employees occurred in the first quarter of 2001. Additional severance costs of approximately $3.2 million were recorded during the year ended December 31, 2001.

     Also, during January 2001 the Company announced an additional reduction in the Company's workforce of approximately 125 additional employees. The charge for this workforce reduction is approximately $0.1 million and was recorded during the first quarter of 2001.

FUTURE LEASE OBLIGATIONS

     Future lease obligations consist of the Company's remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company is in the process of vacating and consolidating due to excess capacity resulting from the Company having multiple facilities in certain locations. The provisions of the Plan include the consolidation of facilities at approximately 80 of the Company's operating locations. As of December 31, 2001, consolidation of facilities has been completed at substantially all of these locations with the remaining locations expected to be completed by the end of the first quarter of 2002. During the second quarter of 2001, the Company determined the estimated consolidation dates for several of the remaining facilities and recorded an additional charge of $1.9 million. All lease costs for facilities being consolidated are charged to operations until the date that the Company vacates each facility.

     Amounts recorded for future lease obligations under the Plan are net of approximately $31.3 million in anticipated future recoveries from actual or expected sublease agreements. Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed as of December 31, 2001 or are deemed probable of execution during the first half of 2002. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates. During the year ended December 31, 2001, the Company recorded an additional charge of $4.7 million based on revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

the weakened U.S. economy. In addition, during the fourth quarter of 2001, the Company decided to utilize two of the facilities in its logistics operations as the Company determined the expected return on operations was greater than the sublease income it could obtain in these two markets. The $2.0 million reserve established for these facilities was reversed.

ASSETS NOT EXPECTED TO BE RECOVERABLE

     During 2000, the Company recorded a charge for assets not expected to be recoverable which primarily consisted of fixed assets at the various locations that are being consolidated under the Plan and will no longer be used in the Company's ongoing operations. In 2001, the Company revised this estimate by approximately $497,000 for assets that were determined to be recoverable since they will continue to be used in operations.

TERMINATION OF JOINT VENTURE/AGENCY AGREEMENTS

     Costs to terminate joint venture/agency agreements represents contractually obligated costs incurred to terminate selected joint venture and agency agreements with certain of the Company's former business partners along with assets that are not expected to be fully recoverable as a result of the Company's decision to terminate these agreements. In conjunction with the Company's Reorganization Plan, during the year ended December 31, 2001, the Company completed the termination of joint venture and agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa. The Company completed the termination of joint venture agreements in South Africa and Taiwan on more favorable terms than originally expected and revised the related estimate by reducing the expected charge by $3.0 million.

CHARTER LEASE OBLIGATION

     In August 2001, the Company negotiated agreements to reduce its exposure to future losses on leased aircraft. A lease for two of the aircraft was terminated with no financial penalty. The Company subleased five aircraft to a third party at rates below the Company's contractual commitment and recorded of a charge of approximately $2.3 million in the third quarter of 2001 for the excess of the Company's commitment over the sublease income through the end of the lease term. As of December 31, 2001, the Company is obligated under one lease agreement with Miami Air (one of its equity method investees) for four aircraft. This agreement expires June 30, 2003.

NOTE 4 -- PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31:

                                                       ESTIMATED
                                                     USEFUL LIVES      2001       2000
                                                     -------------   --------   --------
Land...............................................                  $ 14,923   $ 17,115
Software...........................................   1 to 5 years     57,099     29,092
Buildings and improvements.........................  5 to 50 years     72,807    104,841
Equipment and furniture............................  3 to 10 years    119,956    103,157
                                                                     --------   --------
                                                                      264,785    254,205
Less -- accumulated depreciation...................                   111,863    100,860
                                                                     --------   --------
                                                                     $152,922   $153,345
                                                                     ========   ========

     The Company is in the process of developing and implementing computer system solutions for its operational, human resource and financial systems. As of December 31, 2001, the Company had capitalized

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

$20.9 million related to the development of these systems. This amount is included in the software amount above and is currently not being depreciated. Once placed in service, depreciation related to the system will be charged.

     Additionally, one of the Company's foreign subsidiaries is in the process of constructing new warehouse and terminal facilities. At December 31, 2001, $168,000 related to this construction is included in buildings and improvements. The Company expects to expend approximately $1 million on the construction of this asset. As of December 31, 2001, the Company has total outstanding commitments to construct office, warehouse and terminal facilities and to develop software for $1.3 million.

     The Company sold the former Circle headquarters facility in December 2001 for $12.3 million and recognized a pretax gain of $1.6 million included as a reduction of other selling, general and administrative expenses in the accompanying consolidated statement of operations.

     In December 2001, the Company sold and leased back its corporate headquarters, terminal and warehouse facilities in Houston and a terminal facility in Denver to a third party. See Note 14.

NOTE 5 -- INVESTMENTS IN UNCONSOLIDATED AFFILIATES

     Investments in net assets of unconsolidated affiliated companies were $46.0 million and $52.7 million at December 31, 2001 and 2000, respectively. The largest components are a 40% investment in TDS Logistics Inc. (TDS) of $39.6 million and $42.7 million as of December 31, 2001 and 2000, respectively, and a 24.5% investment in Miami Air International, Inc. (Miami Air) of $6.1 million as of December 31, 2001 and 2000. The TDS investment balance includes the excess of purchase price over net assets of $24.1 million and $24.9 million as of December 31, 2001 and 2000, respectively, which is being amortized over 37 years. The Miami Air investment balance includes the excess of purchase price over net assets of $5.2 million and $5.5 million as of December 31, 2001 and 2000, respectively, which is being amortized over 25 years. The unaudited results of operations and financial position of TDS and Miami Air are summarized below (in thousands):

TDS

     Condensed Statement of Operations information for the years ended December 31:

                                                           2001      2000      1999
                                                         --------   -------   -------
Revenue................................................  $100,690   $82,244   $63,486
Income (loss) from operations..........................    (7,736)    6,624    13,884
Net income (loss)......................................    (4,413)    6,115     8,947

EGL 40% equity interest in TDS earnings (loss).........    (1,765)    2,446     3,579
Amortization of investment premium and other
  adjustments..........................................    (1,004)     (760)     (760)
                                                         --------   -------   -------
Amount included in EGL nonoperating income (expense)...  $ (2,769)  $ 1,686   $ 2,819
                                                         ========   =======   =======

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

     Condensed Balance Sheet information at December 31:

                                                               2001      2000
                                                              -------   -------
Current assets..............................................  $40,539   $41,943
Noncurrent assets...........................................   63,377    60,136
Current liabilities.........................................   50,908    27,230
Noncurrent liabilities......................................   14,998    30,429
Minority interest...........................................      163        --
Stockholders' equity........................................   37,847    44,420

MIAMI AIR

     In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air, a privately held domestic and international passenger and freight charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash in a stock purchase transaction. The Company's primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. The Company's Chairman, CEO and President and a member of EGL's board of directors also purchased 19.2% and 6.0% of Miami Air, respectively. See Note 15 for additional information related to Miami Air.

     Condensed Statement of Operations information for the year ended December 31, 2001 and for the period from July 2000 (date of EGL investment) to December 31, 2000:

                                                                2001      2000
                                                              --------   -------
Revenue.....................................................  $113,937   $51,471
Loss from operations........................................    (4,580)      (95)
Loss before change in accounting principle..................    (7,380)     (766)
Change in accounting principle..............................     8,667        --
Net income (loss)...........................................     1,287      (766)
EGL 24.5% equity interest in Miami Air earnings (loss)......       315      (187)
Amortization of investment premium and other adjustments....      (292)       --
                                                              --------   -------
Amount included in EGL nonoperating income (expense)........  $     23   $  (187)
                                                              ========   =======

     Condensed Balance Sheet information at December 31:

                                                               2001      2000
                                                              -------   -------
Current assets..............................................  $10,676   $13,844
Noncurrent assets...........................................   33,453    40,045
Current liabilities.........................................   19,660    26,817
Noncurrent liabilities......................................   20,569    23,803
Stockholders' equity........................................    3,899     3,268

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE 6 -- BORROWINGS

     Borrowings as of December 31, 2001 and 2000 consist of the following amounts:

                                                                2001      2000
                                                              --------   -------
Convertible subordinated notes..............................  $100,000   $    --
Revolving line of credit....................................        --    81,000
Notes payable...............................................    11,724    13,480
                                                              --------   -------
                                                               111,724    94,480
Less -- current portion.....................................     7,950     3,429
                                                              --------   -------
Long-term borrowings........................................  $103,774   $91,051
                                                              ========   =======

CONVERTIBLE SUBORDINATED NOTES

     In December 2001, the Company issued $100 million aggregate principal amount of 5% convertible subordinated notes. The notes bear interest at an annual rate of 5%. Interest is payable on June 15 and December 15 of each year, beginning June 15, 2002. The notes mature on December 15, 2006. Deferred financing fees incurred in connection with the transaction totalled $3.2 million through December 31, 2001 and are being amortized over five years as a component of interest expense.

     The notes are convertible at any time four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of
57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable will impact the Company's diluted earning per share calculation in future periods by approximately 5.7 million shares.

     The Company may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a change in control, a noteholder may require the Company to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

     The notes are general unsecured obligations of the Company. The notes are subordinated in right of payment to all of the Company's existing and future senior indebtedness as defined in the indenture. The Company and its subsidiaries are not prohibited from incurring senior indebtedness or other debt under the indenture. The notes impose some restrictions on mergers and sales of substantially all of the Company's assets.

CREDIT AGREEMENTS

     On January 5, 2001, the Company entered into an agreement (the Credit Facility) with various financial institutions, with Bank of America, N.A. (the
Bank) serving as administrative agent, to replace its previous credit facility. The Credit Facility provided a $150 million revolving line of credit and included a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The Credit Facility was scheduled to mature on January 5, 2004. The Company was subject to certain covenants under the terms of the Credit Facility. The Company was in violation of several of these covenants at various times during 2001. As a result, the Credit Facility was amended on June 28, 2001 and again on November 9, 2001. In connection with the November 9, 2001 amendment, the borrowing capacity of the Credit Facility was

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

reduced and the Company wrote off approximately $694,000 of deferred debt costs associated with the Credit Facility.

     Effective December 20, 2001, the Company amended and restated the Credit Facility. The amended and restated credit facility (Restated Credit Facility), which was amended effective as of March 7, 2002, is with a syndicate of three financial institutions, with the Bank as collateral and administrative agent for the lenders, and matures on December 20, 2004. The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

     - $75 million, which will be increased to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to other financial institutions, or

     - an amount equal to:

      - up to 85% of the net amount of the Company's billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of its wholly owned domestic subsidiaries and its operating subsidiary in Canada, subject to some exceptions and limitations, plus

      - up to 85% of the net amount of the Company's billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of its wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

      - up to 50% of the net amount of the Company's unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of its wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

      - reserves from time to time established by the Bank in its reasonable credit judgment.

     The aggregate of the four sub-bullet points above is referred to as the Company's eligible borrowing base. The Restated Credit Facility includes a $50 million letter of credit subfacility. The Company had $17.3 million in standby letters of credit outstanding as of December 31, 2001 under this facility.

     The maximum amount that the Company can borrow at any particular time may be less than the amount of its revolving credit line because the Company is required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on the Company's eligible borrowing base. The required amount of borrowing availability is currently $40 million, which amount is subject to adjustment to $25 million if certain post-closing conditions are satisfied. The required amount of borrowing availability is subject to further adjustment to $15 million if the Company's EBITDA is (1) $9.7 million for the fiscal quarter ended December 31, 2001, (2) $9.8 million for the fiscal quarter ending March 31, 2002 or (3) $13.2 million for the fiscal quarter ending June 30, 2002. The amount of borrowing availability is determined by subtracting the following from the Company's eligible borrowing base: (a) the Company's borrowings under the Restated Credit Facility; and (b) the Company's accounts payable and the accounts payable of all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

     For each tranche of principal borrowed under the revolving line of credit, the Company may elect an interest rate of either LIBOR plus an applicable margin of 2.50%, which is subject to adjustment after June 30, 2002 to 2.00% to 2.75%, which varies based upon availability under the line, or the prime rate announced by the Bank, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

     The Company refers to borrowings bearing interest based on LIBOR as a LIBOR tranche and to other borrowings as a prime rate tranche. The interest on a LIBOR tranche is payable on the last day of the interest period (one, two or three months, as selected by the Company) for such LIBOR tranche. The interest on a prime rate tranche is payable monthly.

     A termination fee would be payable upon termination of the Restated Credit Facility during the first two years after the closing thereof, in the amount of 0.50% of the total revolving line commitment if the termination occurs on or before the first anniversary of the closing and 0.25% of the total revolving line commitment if the termination occurs after the first anniversary, but on or before the second anniversary of such closing (unless terminated in connection with a refinancing arranged or underwritten by the Bank or its affiliates).

     The Company is subject to certain covenants under the terms of the Restated Credit Facility, including, but not limited to, (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth and (b) quarterly and annual limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

     The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company's assets, and is guaranteed by all domestic subsidiaries and the Company's Canadian operating subsidiary. In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions, if the Company's eligible borrowing base falls below $40 million. Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company's operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that any of the Company's domestic subsidiaries or its Canadian operating subsidiary.

     During 2000, the Company maintained a $120 million revolving line of credit with the Bank as administrative agent under an agreement entered into on January 13, 2000 which was replaced by the Credit Facility entered into on January 5, 2001 discussed herein. The revolving line of credit bore interest at variable rates and included unused commitment fees and letter of credit fees, each of which was calculated on the basis of a ratio of consolidated debt to consolidated EBITDA, and were due quarterly. The Company was also subject to certain covenants under the terms of this agreement. Outstanding borrowings under the revolving line of credit were classified as long term at December 31, 2000 due to the Company's ability and intent to refinance these borrowings on a long-term basis. Additionally, $50,000 of debt issue costs were written off prior to December 31, 2000 due to the Company's intent to refinance.

     As of December 31, 2001 and 2000, the Company had available, unused borrowing capacity of $57.7 million and $30.7 million, respectively.

OTHER BANK LINES OF CREDIT AND GUARANTEES

     The Company maintains a $10 million bank line of credit, in addition to the $50 million sublimit under the Restated Credit Facility, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At December 31, 2001 and 2000, the Company was contingently liable for approximately $6.7 million and $8.9, respectively, under outstanding letters of credit and guarantees related to its $10 million line of credit. The Company's ability to borrow under bank lines of credit and to maintain bank letters of credit is subject to the limitations on additional indebtedness contained in the Restated Credit Facility discussed above.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

     Additionally, several of the Company's foreign operations guarantee amounts associated with the Company's custom brokerage services. As of December 31, 2001 these outstanding guarantees approximated $15.6 million.

     Future scheduled principal payments on debt are as follows:

2002........................................................  $  7,950
2003........................................................     2,275
2004........................................................       330
2005........................................................       267
2006 and beyond.............................................   100,902
                                                              --------
          Total.............................................  $111,724
                                                              ========

CASH FLOW HEDGING STRATEGY

     In April 2001, the Company entered into a three year interest rate swap agreement, which was designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR-based revolving credit facility or any substitutive debt agreements the Company enters into. Accordingly, the change in the fair value of the swap agreement is recorded in other comprehensive income (loss).

     In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from these notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualifies for cash flow hedge accounting and has been undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001, was $2.0 million and will be amortized to interest expense over the remaining life of the swap agreement and subsequent changes in the fair value of the swap agreement will be recorded in interest expense.

NOTE 7 -- TAXES ON INCOME

     Taxes on income include the following for the year ended December 31 (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Federal:
  Current............................................  $(24,095)  $ 10,612   $ 19,344
  Deferred...........................................    (4,421)    (9,689)    (2,394)
State:
  Current............................................    (3,826)     1,488      3,638
  Deferred...........................................      (904)    (1,284)       (83)
Foreign:
  Current............................................     7,479     12,340     12,053
  Deferred...........................................       (67)      (304)      (248)
                                                       --------   --------   --------
          Total provision (benefit)..................  $(25,834)  $ 13,163   $ 32,310
                                                       ========   ========   ========

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

     Significant components of the Company's net deferred tax (asset) liability are as follows at December 31 (in thousands):

                                                                2001      2000
                                                              --------   -------
Deferred tax liabilities:
  Undistributed earnings of foreign subsidiaries and equity
     affiliates.............................................  $ 14,704   $13,604
  Depreciation/amortization.................................     4,451     9,739
                                                              --------   -------
                                                              $ 19,155   $23,343
                                                              ========   =======
Deferred tax assets:
  Foreign tax credits.......................................  $  9,180   $ 4,479
  Net operating losses and alternative minimum tax
     credits................................................     3,373        --
  Bad debts.................................................     1,385     3,244
  Accrued liabilities.......................................    13,536    12,454
  Other.....................................................     2,423     1,469
                                                              --------   -------
                                                                29,897    21,646
                                                              --------   -------
          Net deferred tax (asset) liability................  $(10,742)  $ 1,697
                                                              ========   =======

     Excess foreign tax credits have been reclassed from the deferred tax liability on undistributed foreign earnings.

     Taxes on income were different than the amount computed by applying the statutory income tax rate. Such differences are summarized as follows for the year ended December 31 (in thousands):

                                                            2001      2000      1999
                                                          --------   -------   -------
Tax computed at statutory rate..........................  $(23,104)  $ 4,354   $29,407
Increases (decreases) resulting from:
  Foreign taxes.........................................       601       275    (3,114)
  Nondeductible merger related costs....................        --     5,015        --
  Other nondeductible items.............................       559     1,481     2,215
  State taxes on income, net of federal income tax
     effect.............................................    (3,075)      511     2,311
Other...................................................      (815)    1,527     1,491
                                                          --------   -------   -------
          Total provision (benefit).....................  $(25,834)  $13,163   $32,310
                                                          ========   =======   =======

     Taxes on income include deferred income taxes on undistributed earnings (not considered permanently reinvested) of consolidated foreign subsidiaries, net of applicable foreign tax credits. The Company does not provide for United States income taxes on certain specific foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations. At December 31, 2001, cumulative earnings of consolidated foreign subsidiaries designated as permanently reinvested were approximately $11.0 million for which the related tax impact would approximate $4.0 million.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

     Sources of pretax income (loss) are summarized as follows for the year ended December 31 (in thousands):

                                                          2001       2000      1999
                                                        --------   --------   -------
Domestic..............................................  $(90,125)  $(20,804)  $56,968
Foreign...............................................    24,114     33,245    27,052
                                                        --------   --------   -------
          Total.......................................  $(66,011)  $ 12,441   $84,020
                                                        ========   ========   =======

     As a result of stock option exercises for the years ended December 31, 2001, 2000 and 1999 of non-qualified stock options to purchase an aggregate of 528,000, 1.2 million and 1.1 million shares of common stock, respectively, the Company is entitled to a federal income tax deduction of approximately $7.8 million, $17.0 million and $17.5 million, respectively, with a related reduction in its tax obligations of approximately $3.0 million, $5.0 million and $4.5 million; respectively. Accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable pursuant to the provisions of SFAS 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

     At December 31, 2001, the company has a net operating loss for domestic income tax purposes of approximately $5.4 million that is available over a 19-year carryforward period. The Company also has generated excess foreign tax credits of approximately $9.1 million that expire in the years 2003, 2004, and 2005.

NOTE 8 -- STOCKHOLDERS' EQUITY

     During the year ended December 31, 1999, the Company's Board of Directors authorized the repurchase of up to 1.8 million shares of the Company's common stock in the open market. This authorization expired during December 1999. During the year ended December 31, 2000 the Board of Directors authorized a repurchase of up to an additional 3.0 million shares. The Company terminated this authorization on July 2, 2000. During the years ended December 31, 2000 and 1999, the Company purchased 450,000 and 1.0 million shares of common stock for $10.5 million and $14.8 million, respectively, under these plans. During the years ended December 31, 2001, 2000 and 1999, 266,000, 80,000 and 23,000 shares, respectively, were reissued to satisfy, or help offset increases in shares resulting from, purchases under the Company's Stock Purchase Plan (Note 9), payment of additional consideration for previous acquisitions (Note 2) and restricted stock awards. As of December 31, 2001, 2000 and 1999, 1.1 million,
1.4 million, and 1.0 million shares were held in treasury, respectively. The Company accounts for treasury stock using the cost method.

     In January 2000, the Company agreed to issue 45,000 shares of restricted common stock to an employee. The Company recorded these shares as unearned compensation of $1.9 million at the date of the award based on the quoted fair market value of the shares at the time the award was granted. This amount is being amortized over the three-year vesting period of the award. As of December 31, 2001, 30,000 shares outstanding under this award were vested.

     Prior to the merger as discussed in Note 2, Circle historically paid cash dividends of $0.27 per common share with cash dividends of $0.135 per share declared on a semi-annual basis in June and December of each year. As of December 31, 1999, dividends of $2.3 million were declared and paid in March 2000. In June 2000, Circle declared an additional cash dividend of $0.135 per share totaling $2.4 million, which was paid in September 2000. Since the completion of the merger, the Company has not declared any additional dividends and is restricted from doing so under its credit agreement.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

     As of December 31, 2000, the Company had an outstanding obligation to issue approximately 55,000 shares of common stock in connection with the Fastair and CTI acquisitions as discussed in Note 2. These shares were issued during March 2001. As of December 31, 2001, the Company had no outstanding obligations to deliver common stock for these acquisitions.

NOTE 9 -- EMPLOYEE BENEFIT AND STOCK OPTION PLANS

DEFINED CONTRIBUTION PLAN

     The Company maintains the EGL, Inc. 401(k) Plan (the EGL Plan) pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings, up to a maximum of 5% of eligible compensation. Each participant vests in the Company's contribution over the course of five years at a vesting rate of 20% per year. During the years ended December 31, 2001, 2000 and 1999 the Company recorded charges of $1.0 million, $4.0 and $4.9 million, respectively, related to discretionary contributions to this plan.

     Prior to the Circle acquisition, as discussed in Note 2, Circle maintained the Circle International Group Savings Plan and Trust (the Circle Plan). Effective January 1, 2001, participants under the Circle Plan became eligible to participate in the EGL Plan. Effective May 1, 2002, the Company expects that the Circle Plan will be merged into the EGL Plan.

DEFINED BENEFIT PLANS

     Certain of our international subsidiaries sponsor defined benefit pension plans covering most full-time employees. Benefits are based on the employee's years of service and compensation. The Company's plans are funded in conformity with the funding requirements of applicable government regulations of the country in which the plans are located. These foreign plans are not subject to the United States Employee Retirement Income Security Act of 1974 "ERISA". The Company's obligation related to these plans at December 31, 2001 and 2000 was approximately $18 million and $17 million, respectively. The yearly costs associated with these plans are approximately $3 million each year.

STOCK PURCHASE PLANS

     During the year ended December 31, 1999, the Company initiated an employee stock purchase plan in order to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company's common stock through payroll deductions. Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company's employees to purchase common stock at 85% of quoted fair market value. Under this plan, 550,000 shares are authorized for purchase. During the years ended December 31, 2001, 2000, and 1999, 70,000, 52,000, and 23,000 shares of common stock were purchased under this plan at an average price of $17.65, $25.12, and $11.96 per share, respectively.

STOCK OPTION PLANS

     The Company has six option plans whereby certain officers, directors, and employees may be granted options, appreciation rights or awards related to the Company's common stock.

  Circle Stock Option Plans

     The 1982 Stock Option Plan and 1990 Stock Option Plan provide for the granting of non-qualified or incentive stock options to officers and key employees for a maximum of 956,000 common shares at not less than fair market value on the date of the grant. Under these plans, stock options are generally issued with the

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

restriction that no option may be exercised before three years from date of grant or later than eight years from date of grant.

     The 1999 Stock Option Plan permits the grant of nonqualified stock options in order to promote the success and enhance the value of the Company by linking the personal interests of the participants to those of the Company's stockholders, and by providing participants with an incentive for outstanding performance. The plan was authorized for a maximum of 125,000 common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of the grant. To date, no incentive or non-qualified stock options were granted below fair market value. Under this plan, stock options are generally issued with the restriction that no option may be exercised before one year from date of grant and not later than ten years from date of grant.

     The 1994 Omnibus Equity Incentive Plan provides for the granting of stock options, stock appreciation rights, restricted stock awards, performance unit awards and performance share awards to key employees and consultants of the Company. The plan was originally authorized for a maximum of 2.0 million common shares, and was amended in May 1998 to increase the maximum to 2.5 million common shares. Stock options under this plan are generally issued at an option price at not less than fair market value on the date of the grant. No incentive or non-qualifying stock options were granted below fair market value. Under this plan, stock options are generally issued with the restriction that no option may be exercised before one year from date of grant and not later than ten years from date of grant.

     The 1982 Stock Option Plan, 1990 Stock Option Plan, 1994 Omnibus Equity Incentive Plan and the 1999 Stock Option Plan were plans created by Circle prior to the merger with EGL. Options outstanding pursuant to these plans are exercisable in shares of EGL common stock and were automatically accelerated upon consummation of the merger with EGL. No new options were granted under these plans.

  EGL Plan

     The Long-Term Incentive Plan permits the grant of stock options at an exercise price equal to the fair market value of the common stock on the date of grant. The plan is authorized for a maximum of 12.2 million shares. Options granted under the plan generally vest ratably over a five-year or seven-year period from date of grant (or 100% upon death). Vested options granted to date generally terminate seven years from date of grant.

     Additional awards may be granted under the Long-Term Incentive Plan in the form of cash, stock, or stock appreciation rights. The stock appreciation right awards may consist of the right to receive payment in cash or common stock. Any award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives. There have been no awards of this kind under the Long-Term Incentive Plan.

  EGL Director Plan

     The Director Plan provides for automatic stock option grants to non-employee directors at the time they join the Board and annually thereafter. These grants vest within one year from the date of grant and terminate ten years from date of grant. The plan was authorized for a maximum of 300,000 shares.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

  Transactions Summary

     A summary of stock option transactions for each of the three years ended December 31, 2001 follows (in thousands, except option price):

                                                                          WEIGHTED
                                                                          AVERAGE
                                                              OPTIONS   OPTION PRICE
                                                              -------   ------------
Outstanding at December 31, 1998............................   6,507       $16.01
  Granted...................................................   1,504        21.58
  Exercised.................................................    (908)       13.45
  Cancelled.................................................  (1,004)       11.56
                                                              ------
Outstanding at December 31, 1999............................   6,099        17.77
  Granted...................................................   1,975        24.75
  Exercised.................................................  (1,162)       16.57
  Cancelled.................................................    (875)       21.59
                                                              ------
Outstanding at December 31, 2000............................   6,037        20.45
  Granted...................................................     839         9.23
  Exercised.................................................    (528)        6.55
  Cancelled.................................................    (487)       23.09
                                                              ------
Outstanding at December 31, 2001............................   5,861        20.05
                                                              ======

     Options vested at December 31, 2001, 2000 and 1999 totaled 2.8 million shares, 2.5 million shares and 2.1 million shares, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2001 (in thousands, except option price):

                                                 OUTSTANDING                EXERCISABLE
                                        -----------------------------   -------------------
                                                  AVERAGE    WEIGHTED              WEIGHTED
RANGE OF                                         REMAINING   AVERAGE               AVERAGE
EXERCISE PRICES                         NUMBER     LIFE       PRICE      NUMBER     PRICE
---------------                         ------   ---------   --------   --------   --------
$5.50-$17.54..........................  1,464      4.92       $11.39       629      $13.96
$17.58-$19.29.........................    399      4.99        18.45       291       18.41
$19.42-$20.13.........................  1,353      3.21        19.44       774       19.42
$20.42-$33.81.........................  2,645      5.37        25.40     1,152       24.94
                                        -----      ----       ------     -----      ------
$5.50-$33.81..........................  5,861      4.73       $20.05     2,846      $20.34
                                        =====      ====       ======     =====      ======

     As discussed in Note 1, the Company applies APB No. 25 and related interpretations in accounting for its stock option plans. No compensation cost has been recognized for these plans. The weighted-average fair values of options granted during 2001, 2000, and 1999 were $5.85, $13.26 and $10.45, respectively. If compensation cost for the Company's option plans had been determined based upon the fair value at the grant dates for awards under these plans consistent with the method set forth under SFAS No. 123, the Company's net income (loss) for the years ended December 31, 2001, 2000 and 1999 would have been reduced (increased) by $3.0 million, $9.6 million and $6.7 million, respectively. Diluted earnings (loss) per share for fiscal 2001, 2000 and 1999 would have been reduced (increased) by $0.06, $0.21 and $0.14, respectively.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes options-repricing model with the following weighted average assumptions used for grants:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Expected volatility.........................................  59.00%   55.00%   57.00%
Risk-free interest rate.....................................   4.40%    6.08%    5.44%
Dividend yield..............................................   0.00%    0.19%    0.41%
Expected life of option (years).............................   4.85     4.80     4.60

NOTE 10 -- SHAREHOLDERS' RIGHTS PLAN

     On May 23, 2001, the Company's Board of Directors declared a dividend of one Right to purchase preferred stock (Right) for each outstanding share of Company common stock to shareholders of record at the close of business on June 4, 2001. Each right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $120 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of Company common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the "Distribution Date"). James R. Crane will not become an Acquiring Person unless and until he and his affiliates becomes the beneficial owner of 49% or more of the Common Stock. Rights will be issued with all shares of Company common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing Company common stock and will be transferable only with our common stock. Generally, if any person or group becomes and Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. At any time until ten days after a public announcement that the rights have been triggered, the Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner other than to change the redemption price. Certain subsequent amendments are also permitted. The Rights expire on June 4, 2011.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE 11 -- NONOPERATING INCOME (EXPENSE), NET

     Nonoperating income (expense), net, includes the following for the year ended December 31:

                                                           2001      2000      1999
                                                         --------   -------   -------
Interest income........................................  $  2,651   $ 3,427   $ 4,982
Interest expense, net of capitalized interest..........   (10,543)   (5,197)   (2,986)
Income (expense) from unconsolidated subsidiaries,
  net..................................................    (3,145)    1,599     3,922
Rental income..........................................       492       685       143
Gains (losses) on sales of equity securities...........     2,303        --     4,519
Minority interests.....................................    (1,161)   (1,654)     (920)
Net foreign exchange gains.............................        55     2,801     1,151
Other..................................................       906       888       347
                                                         --------   -------   -------
          Total........................................  $ (8,442)  $ 2,549   $11,158
                                                         ========   =======   =======

     During the quarter ended December 31, 1999, the Company sold approximately 30% of its investment in the equity securities of Equant N.V., an international data network service provider, for net proceeds and a pre-tax gain of approximately $4.5 million. The remaining shares held in a trust, became marketable in the second quarter of 2001 and a gain of $2.3 million was recognized. These shares were exchanged for payment of a portion of the Company's liability with its international data network service provider.

NOTE 12 -- EEOC LEGAL SETTLEMENT

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

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

recognized a charge of $7.5 million in the fourth quarter of 2000 for its estimated cost of defending and settling the asserted claims.

     On October 2, 2001, the EEOC and EGL announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge mentioned above. Under the Consent Decree, EGL has agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination. The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, EGL will contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund). This Program will provide training and educational opportunities for women and minorities already employed at EGL and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, EGL has not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. It will become effective following the exhaustion of any appeals by any individual plaintiffs or potential claimants. There is currently one appeal pending before the United States Court of Appeals for the Fifth Circuit which challenges the entry of the Consent Decree. We do not expect a ruling on this appeal for the next four to six months. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 into the leadership development program described above, administrative, legal fees and other costs associated with the EEOC litigation and settlement.

     The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th and October 5th) which will occur immediately after the effective date of the Consent Decree. The Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of December 31, 2001, the Company had funded $2.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying consolidated balance sheet. Total related accrued liabilities included in the accompanying consolidated balance sheet at December 31, 2001 were $14.3 million.

     It is unclear whether some or all of the seven remaining individual plaintiffs will attempt to participate under the Consent Decree or whether they will elect to continue to pursue their claims on their own. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend itself against their allegations. The Company currently expects to prevail in its defense of any remaining individual claims. There can be no assurance as to what the amount of time it will take to resolve the appeal relating to the settlement of the Commissioner's Charge and the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     In addition to property at one of its freight operations facilities acquired under a capital lease, the Company has a number of operating lease agreements, principally for freight operation facilities and office space. These leases are non-cancelable and expire on various dates through 2025. The following is a summary

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

of future minimum payment obligations under non-cancelable leases with remaining lease terms in excess of one year as of December 31, 2001.

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
2002........................................................  $  608    $ 51,537
2003........................................................     608      57,870
2004........................................................     608      47,567
2005........................................................     608      41,235
2006 and thereafter.........................................     877     161,522
                                                              ------    --------
          Total minimum lease payments......................   3,309    $359,731
                                                                        ========
Less -- amounts representing interest.......................    (474)
                                                              ------
Present value of net minimum lease payments.................   2,835
Less -- current obligations.................................    (390)
                                                              ------
Noncurrent obligations......................................  $2,445
                                                              ======

     Included in the above summary of minimum future lease payment obligations are leases on freight operations facilities and office space. The obligations related to approximately 80 of these facilities has been accrued in the Company's restructuring charges for the years ended December 31, 2001 and 2000. As of December 31, 2001, 13 of these leases with an aggregate remaining lease liability of $12.1 million have been subleased to third parties with aggregate future sublease payments due to the Company under these agreements of $12.4 million.

     As of December 31, 2001, the Company has outstanding commitments to construct office, warehouse and terminal facilities and to develop software for $1.3 million. The Company also has a commitment to purchase $1.9 million in warehouse equipment.

     Rent expense under non-cancelable operating leases was $63.4 million, $40.6 million and $32.6 million for the years ended December 31, 2001, 2000 and 1999, respectively, which is net of sublease income of $1.2 million, $700,000 and $1.6 million, respectively.

     The carrying value of property held under the capital leases as of December 31, 2001 was $3.7 million, which is net of $1.9 million of accumulated amortization.

AGREEMENTS WITH CHARTER AIRLINES

     The Company has lease agreements with certain charter airlines for cargo aircraft for utilization in our domestic and international heavy-cargo overnight air network. These agreements contain guaranteed monthly minimum use requirements of the aircraft by us. Certain of these agreements contain provisions, which allow for early termination or modification of the agreements to provide for an increase in or reduction of the amount of aircraft available for our use at our discretion. Due to the softening of the overnight airfreight market, in mid-August 2001 the Company negotiated agreements to reduce its exposure to future losses on charter aircraft leases. A lease for two of the aircraft was terminated with no financial penalty and the Company completed an agreement to sublease five of the leased aircraft to a third party at rates below the Company's current contractual commitment and recorded a charge of approximately $2.3 million in the third quarter of 2001. Total lease expense for these aircraft recognized by the Company in its statement of operations for the year ended December 31, 2001 approximated $58.7 million. As of December 31, 2001, the Company was obligated under one lease agreement for four aircraft with Miami Air International, Inc., a

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

related party (See Note 15). Based upon the charter agreement in place and aircraft currently being used, the Company expects to incur $1.8 million per month during the years ended December 31, 2002 and 2003. This agreement expires June 30, 2003.

LITIGATION

     In addition to the EEOC matter (Note 12), the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company's insurance carriers. The Company has established reserves for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 14 -- OFF BALANCE SHEET FINANCING

SALE/LEASEBACK AGREEMENT

     On December 31, 2001, the Company terminated an operating lease agreement relating to its corporate headquarters facility in Houston, Texas and purchased the property covered by this agreement for $8.1 million. In connection with the termination of the lease agreement and the purchase of the property, the Company entered into a transaction whereby it sold this property and certain other properties in Houston and Denver owned by the Company with a net book value of $17.2 million to an unrelated third party for $18.6 million, net of closing costs of $771,000. Mr. Crane also conveyed his ownership in a building adjacent to the Houston facility directly to the buyer and received approximately $5.8 million in proceeds. Mr. Crane's investment in the building was approximately $5.8 million. One of the Company's subsidiaries then leased these properties for a term of 16 years, with options to extend the initial term for up to 15 years. Under the terms of the new lease agreement, the quarterly lease payment is approximately $865,000, which amount is subject to escalation after the first two years based on increases in the Consumer Price Index. These amounts are included in the table of future minimum lease payments in Note 13. A gain of $641,000 on the sale of the properties has been deferred as of December 31, 2001 and will be recognized over the term of the lease agreement.

SYNTHETIC LEASE AGREEMENTS

     The Company has entered into two operating lease arrangements that involve a special purpose entity that acquired title to properties, paid for the construction costs and leased to the Company real estate at some of the Company's terminal and warehouse facilities. This kind of leveraged financing structure is commonly referred to as a "synthetic lease."

     A synthetic lease is a form of lease financing that qualifies for operating lease accounting principles and under generally accepted accounting treatment is not reflected in the Company's balance sheet. Thus, the obligations are not recorded as debt and the underlying properties are not recorded as assets on the Company's balance sheet. Under a synthetic lease, the Company's rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments and are excluded from the Company's aggregate debt maturities. A synthetic lease is generally preferable to a conventional real estate lease since the lessee benefits from attractive interest rates, the ability to claim depreciation under tax laws and the ability to participate in the development process.

  MASTER OPERATING SYNTHETIC LEASE

     On April 3, 1998, the Company entered into a five-year $20 million master operating synthetic lease agreement with two unrelated parties for financing the acquisition, construction and development of terminal and warehouse facilities throughout the United States as designated by the Company. The lease facility was

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

funded by a financial institution and is secured by the properties to which it relates. Construction was completed during 2000 on five terminal facilities.

     Under the terms of the master operating synthetic lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations currently approximate $112,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due in November 2002. As of December 31, 2001 and 2000, the aggregate lease balance was approximately $14.1 million and $14.3 million, respectively. If these facilities were consolidated in these financial statements, the Company would reflect an increase in property and equipment and indebtedness of approximately $14.1 million and the annual depreciation expense would be approximately $360,000.

     The master operating synthetic lease agreement contains restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.5 to 1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating synthetic lease agreement, as amended on February 11, 2002, restricts the Company from incurring debt in an amount greater than $30 million, except pursuant to a single credit facility involving a commitment of not more than $110 million and $100 million of 5% convertible subordinated notes.

     The Company has an option, exercisable at anytime during the lease term, and under particular circumstances may be obligated, to acquire the financed facilities for an amount equal to the outstanding lease balance. If the Company does not exercise the purchase option, and does not otherwise meet its obligations, the Company is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits, up to a maximum of $13.7 million. The Company expects that the amount of any deficiency payment would be expensed. The Company may also have to find other suitable facilities to operate in or potentially be subject to a reduction in revenues and other operating activities.

  OTHER SYNTHETIC LEASE AND RELATED CAPITAL LEASE

     During 1998, Circle entered into two lease agreements related to one of its domestic terminal facilities. One of the lease agreements relates to land and is currently being accounted for as a synthetic operating lease. The Company is required to make bi-annual payments of $139,000 for 10 years which are included in the table of future lease commitments in Note 13. At December 31, 2001, the lease balance was approximately $9.5 million.

     A second agreement relates to the building and improvements and is accounted for as capital lease rather than as a synthetic lease. Therefore, the fixed asset and related liability for the second lease are included in the accompanying consolidated balance sheet. Property under the capital lease is amortized over the lease term. As of December 31, 2001, the carrying value of property held under the building and improvements lease was $3.7 million, which is net of $1.9 million of accumulated amortization.

NOTE 15 -- RELATED PARTY TRANSACTIONS

     In connection with the Miami Air investment (see Note 5), Miami Air and the Company entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term. The Company caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect of the letter of credit. As of December 31, 2001, Miami Air had no funded debt under the line of

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

credit that is supported by the $7 million standby letter of credit. However, Miami Air had outstanding $2.8 million in letters of credit that were supported by the $7 million standby letter of credit.

     There were previously four aircraft subject to the aircraft charter agreement. During 2001 and 2000, the Company paid Miami Air approximately $11.8 million and $1.4 million, respectively, under the aircraft charter agreement for use of four 727 cargo airplanes under an aircraft, crew, maintenance and insurance, or ACMI, arrangement. The payments were based on market rates in effect at the time the lease was entered into. In late February 2002, EGL and Miami Air mutually agreed to ground one of these aircraft because of the need for maintenance on that plane. The Company is negotiating with Miami Air to reduce the costs of operating the remaining three aircraft and is further exploring opportunities to reduce its dependence on those planes. At December 31, 2001, the Company's accounts payable included $142,000 payable to Miami Air. There were no unpaid balances to Miami Air at December 31, 2000. The Company is aware of Miami Air's efforts to renegotiate its loan obligations and lease commitments with their creditors given the status of the airline industry as a result of the events of September 11 and the weak economy. If Miami Air is not able to successfully reach agreement with its creditors, or if its business continues to decline, the Company would expect to reassess the carrying value of its $6.1 million common stock investment in Miami Air, the result of which may be an impairment charge, and the Company may be required to perform on its outstanding credit support under the $7 million standby letter of credit on behalf of Miami Air and recognize a related loss.

     The weak economy and events of September 11 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air has made EGL aware that the amounts due their bank (which are secured by seven 727 planes) is significantly higher than the market value of those planes. In addition, Miami Air has outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that are expected to be delivered in 2002. Miami Air has indicated that they are in discussions with the bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes. An offer from a third party to purchase three of the 727 cargo planes being leased by the Company is also being evaluated by Miami Air. If the three 727 cargo planes are sold, the Company expects that it would be released from its lease obligations. Miami Air has informed the Company that its creditors have indicated a willingness to make concessions. There can be no assurance as to the amount, timing or terms of such concessions, if any.

     Miami Air is interested in exiting the 727 business to concentrate primarily on 737 passenger business. Miami Air believes its business model is viable if it is able to: (1) exit the 727 business -- this division's cost structure, pricing and scale are no longer competitive; (2) obtain concessions from its bank and lessors, and (3) focus on 737 passenger business.

     Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman, President and CEO) and Mr. Hevrdejs (a director of the Company) are obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. The Company and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. As of February 28, 2002, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano (the Company's Chief Financial Officer) and two others. The Series A preferred stock, if issued, (1) will not be convertible, (2) will have a 15.0% annual dividend rate and (3) will be subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events. The original charter transactions between Miami Air and the Company were negotiated with Miami Air's management at arms length at the time of the Company's original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with the Company's directors in other business transactions unrelated to Miami Air.

     In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease, which terminated in 2002. The customer is partially owned by Mr. Crane. Rental income was approximately $105,000, $685,000 and $143,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, the Company billed this customer approximately $511,000, $515,000 and $1.2 million for freight forwarding services during the years ended December 31, 2001, 2000 and 1999.

     In conjunction with its business activities, the Company periodically utilizes an aircraft owned by an entity that is controlled by Mr. Crane. Prior to November 1, 2000, the Company was charged for its actual usage on an hourly basis. Total amounts paid by the Company under this arrangement for the ten-month period ended October 31, 2000 and the year ended December 31, 1999 was approximately $1.4 million and $700,000, respectively. On October 30, 2000, the Company's Board of Directors approved a change in this arrangement whereby the Company would reimburse Mr. Crane for the $112,000 monthly lease obligation on this aircraft and the Company would bill Mr. Crane for any use of this aircraft unrelated to the Company's business on an hourly basis. During the period from November 1, 2000 to December 31, 2000, the Company reimbursed Mr. Crane for $224,000 in monthly lease payments on the aircraft and billed Mr. Crane $53,000 for his use of the aircraft that was unrelated to the Company's operations. During the period January 1, 2001 through July 31, 2001, the Company reimbursed Mr. Crane $800,000 in lease payments and related costs on the aircraft. In August 2001, Mr. Crane and the Company revised their agreement whereby the Company is now charged for actual usage of the plane on an hourly basis and is billed on a periodic basis. During the period August 1, 2001 through December 31, 2001, the Company reimbursed Mr. Crane approximately $49,000 for hourly usage of the aircraft.

     In connection with a sale-leaseback agreement entered into by the Company, Mr. Crane conveyed his ownership in a building adjacent to the Houston facility directly to a third part buyer. The Company then leased the property directly from the buyer. See Note 14 for further discussion.

     In April 1999, Circle sold a 49% interest in its two previously wholly owned subsidiaries in Spain and Portugal for $1.3 million to Peter Gibert, a Director of the Company who was the former Chief Executive Officer of Circle. The purchase price was paid one-third at closing, with the balance due in equal installments in October 2000 and April 2002 and interest accruing on the unpaid balance at 6%. Under the terms of the sale agreement, Mr. Gibert has the option to require the Company to purchase this interest at the fair value of these entities at the time the option is exercised and the Company has the option to repurchase these interests after December 31, 2005. The Company has deferred the recognition of the gain of this transaction of $866,000 and has recorded this amount in minority interest.

     In connection with Mr. Gibert stepping down as Chief Executive Officer of Circle and relocating to Spain in 1999, Mr. Gibert entered into a consulting agreement with Circle pursuant to which he agreed to provide sales, marketing, strategic planning, acquisition, training and other assistance as reasonably requested wherever Circle has operations, other than in the United States, Spain and Portugal. The consulting agreement provided for annual compensation in the first year of $375,000 and annual compensation in the second and third years of $275,000 per year. The consulting agreement, which has a three-year term that commenced January 1, 1999, also prohibits Mr. Gibert, directly or indirectly, from competing against Circle during the term of the consulting agreement, plus six months thereafter.

     Upon returning to Circle as Interim Chief Executive Officer in May 2000, Mr. Gibert agreed to suspend the term of the consulting agreement until he was no longer an employee of Circle, which occurred in

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

November 2000 as a result of the Company's merger with Circle. The original term of the consulting agreement has been extended for a period equal to the period during which the consulting agreement was suspended. This arrangement was extended in June 2001 to May 31, 2004.

NOTE 16 -- BUSINESS SEGMENT INFORMATION

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for the way that public companies report selected information about segments in their financial statements.

     The Company is organized functionally in geographic operating segments. Accordingly, management focuses its attention on revenues, net revenues, income from operations and identifiable assets associated with each of these geographical areas when evaluating effectiveness of geographic management.

                                                       EUROPE &    ASIA &
                                  NORTH       SOUTH     MIDDLE     SOUTH
                                 AMERICA     AMERICA     EAST     PACIFIC    ELIMINATIONS   CONSOLIDATED
                                ----------   -------   --------   --------   ------------   ------------
Year ended December 31, 2001:
  Total revenue..............   $1,050,780   $59,780   $251,995   $360,378     $(50,939)     $1,671,994
  Transfers between
     regions.................      (16,679)   (5,533)   (15,731)   (12,996)      50,939              --
                                ----------   -------   --------   --------     --------      ----------
  Revenues from customers....   $1,034,101   $54,247   $236,264   $347,382     $     --      $1,671,994
                                ----------   -------   --------   --------     --------      ----------
  Net revenue................   $  431,414   $13,392   $113,669   $ 85,708                   $  644,183
                                ----------   -------   --------   --------                   ----------
  Income (loss) from
     operations..............   $  (86,306)  $(1,038)  $  9,948   $ 19,827                   $  (57,569)
                                ----------   -------   --------   --------                   ----------
  Total assets...............   $  527,678   $19,149   $152,285   $118,067                   $  817,179
                                ----------   -------   --------   --------                   ----------
Year ended December 31, 2000:
  Total revenue..............   $1,205,261   $49,058   $226,463   $416,497     $(36,073)     $1,861,206
  Transfers between
     regions.................       (9,241)   (4,481)   (10,290)   (12,061)      36,073              --
                                ----------   -------   --------   --------     --------      ----------
  Revenues from customers....   $1,196,020   $44,577   $216,173   $404,436     $     --      $1,861,206
                                ----------   -------   --------   --------     --------      ----------
  Net revenue................   $  518,638   $15,561   $ 99,676   $ 85,637                   $  719,512
                                ----------   -------   --------   --------                   ----------
  Income (loss) from
     operations..............   $  (14,966)  $(5,553)  $ 13,401   $ 17,010                   $    9,892
                                ----------   -------   --------   --------                   ----------
  Total assets...............   $  530,678   $41,000   $173,294   $159,253                   $  904,225
                                ----------   -------   --------   --------                   ----------
Year ended December 31, 1999:
  Total revenue..............   $  921,608   $19,134   $200,909   $295,306     $(27,707)     $1,409,250
  Transfers between
     regions.................       (4,895)   (3,523)    (7,839)   (11,450)      27,707              --
                                ----------   -------   --------   --------     --------      ----------
  Revenues from customers....   $  916,713   $15,611   $193,070   $283,856     $     --      $1,409,250
                                ----------   -------   --------   --------     --------      ----------
  Net revenue................   $  403,779   $11,900   $ 92,808   $ 78,588                   $  587,075
                                ----------   -------   --------   --------                   ----------
  Income (loss) from
     operations..............   $   41,928   $(1,735)  $ 14,224   $ 18,445                   $   72,862
                                ----------   -------   --------   --------                   ----------
  Total assets...............   $  454,142   $21,150   $152,104   $148,298                   $  775,694
                                ----------   -------   --------   --------                   ----------

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

     Revenue from transfers between regions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total regional revenue is reconciled with total consolidated revenue by eliminating inter-regional revenue.

     The Company is domiciled in the U.S. and had revenues from external customers in the U.S. of $993 million in 2001, $1,099 million in 2000 and $890 million in 1999. The U.S. had long lived assets of $162 million, $123 million and $100 million at the end of 2001, 2000 and 1999, respectively.

     The Company charges its subsidiaries and affiliates for management and overhead services rendered in the United States on a cost recovery basis.

     The following tables show the approximate amounts of revenue and net revenue attributable to the Company's principal services during each of the three years in the period ended December 31, 2001.

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Revenue:
  Air freight forwarding.........................  $1,296,026   $1,465,438   $1,112,280
  Ocean freight forwarding.......................     176,470      184,602      137,024
  Customs brokerage and other....................     199,498      211,166      159,946
                                                   ----------   ----------   ----------
          Total..................................  $1,671,994   $1,861,206   $1,409,250
                                                   ==========   ==========   ==========
Net revenue:
  Air freight forwarding.........................  $  386,171   $  473,397   $  379,602
Ocean freight forwarding.........................      58,514       53,462       49,194
  Customs brokerage and other....................     199,498      192,653      158,279
                                                   ----------   ----------   ----------
          Total..................................  $  644,183   $  719,512   $  587,075
                                                   ==========   ==========   ==========

NOTE 17 -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                          QUARTER ENDED
                                       ----------------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPTEMBER 30,    DECEMBER 31,
                                         2001        2001         2001             2001
                                       ---------   --------   -------------    ------------
Revenues.............................  $422,319    $409,201     $414,992         $425,482
Net revenues.........................   159,190     146,032      171,444          167,517
Operating income (loss)..............   (14,309)    (35,778)     (10,958)(a)        3,476
Income (loss) before provision
  (benefit) for income taxes.........   (15,270)    (37,373)     (14,020)             652
Net income (loss)....................    (9,051)    (23,172)      (8,775)             821
Basic earnings (loss) per share......     (0.19)      (0.49)       (0.18)            0.02
Diluted earnings (loss) per share....     (0.19)      (0.49)       (0.18)            0.02

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

                                                          QUARTER ENDED
                                       ----------------------------------------------------
                                       MARCH 31,   JUNE 30,   SEPTEMBER 30,    DECEMBER 31,
                                         2000        2000         2000             2000
                                       ---------   --------   -------------    ------------
Revenues.............................  $404,912    $450,779     $490,716         $514,799
Net revenues.........................   161,702     179,076      191,895          186,839
Operating income (loss)..............    12,803      23,061       29,050          (55,022)(b)
Income (loss) before provision
  (benefit) for income taxes.........    13,778      24,292       29,733          (55,362)
Net income (loss)....................     8,456      14,983       18,311          (42,472)
Basic earnings (loss) per share......      0.18        0.32         0.39            (0.91)
Diluted earnings (loss) per share....      0.18        0.32         0.38            (0.91)
Dividends per share..................        --       0.135           --               --

---------------

(a) Includes a pretax charge of $10.1 million related to the Company's settlement of its EEOC dispute and $6.3 million related to integration costs associated with the Circle merger and revisions of its restructuring activities. See Notes 3 and 12.

(b) Includes a pretax charge of $67.4 million of transaction, restructuring and integration charges related to the merger of EGL and Circle.

NOTE 18 -- FINANCIAL INFORMATION FOR EGL STAND-ALONE QUARTER ENDED DECEMBER 31,
           1999

     As previously discussed in Note 1, the consolidated statement of operations, cash flows and stockholders' equity do not include the three months ended December 31, 1999 for EGL on a stand alone basis. Amounts for the three-month period ended December 31, 1999 are recorded as adjustments to the accompanying

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

consolidated financial statements. The consolidated results of operations and cash flows for EGL, Inc. and its subsidiaries (excluding Circle) for the three months ended December 31, 1999 are as follows:

                                                               THREE MONTHS ENDED
                                                                DECEMBER 31, 1999
                                                               -------------------
Revenues....................................................        $187,365
Cost of transportation......................................         109,195
                                                                    --------
  Net revenues..............................................          78,170
                                                                    --------
Operating expenses:
  Personnel costs...........................................          40,121
  Other selling, general and administrative expenses........          22,376
                                                                    --------
                                                                      62,497
                                                                    --------
Operating income............................................          15,673
Interest and other income, net..............................             655
                                                                    --------
Income before provision for income taxes....................          16,328
Provision for income taxes..................................           6,368
                                                                    --------
Net income..................................................           9,960
Other comprehensive income:
  Foreign currency translation..............................             184
                                                                    --------
Comprehensive income........................................        $ 10,144
                                                                    ========
Basic earnings per share....................................        $   0.35
                                                                    ========
Basic weighted-average common shares outstanding............          28,592
                                                                    ========
Diluted earnings per share..................................        $   0.33
                                                                    ========
Diluted weighted-average common and common equivalent shares
  outstanding...............................................          29,953
                                                                    ========

     There were no significant unusual items, charges or adjustments recorded by EGL in the above income statement for the three months ended December 31, 1999.

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

                                                               THREE MONTHS ENDED
                                                                DECEMBER 31, 1999
                                                               -------------------
Cash flows from operating activities:
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
                                                                    ========

     In addition, due to the method of combination of prior period financial statements, the accompanying consolidated statement of stockholders' equity for the year ended December 31, 1999 includes an adjustment to record all activity effecting stockholders' equity for EGL, Inc. for the quarter ended December 31, 1999. In

                                   EGL, INC.

                           DECEMBER 31, 2001 AND 2000

addition to net income and effects of foreign currency translation of $10.0 million and $184,000, respectively, which are described above, the adjustments for the quarter ended December 31, 1999 include:

Common stock:
  Exercise of stock options (351 shares)....................
Additional paid-in capital:
  Exercise of stock options.................................  $3,557
  Issuance of shares under stock purchase plan..............      (2)
  Tax benefit from exercise of stock options................   3,154
                                                              ------
          Total.............................................  $6,709
                                                              ======

                                 EXHIBIT INDEX

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
    *2.1       --   Agreement and Plan of Merger, dated as of July 2, 2000 among
                    EGL, Inc., EGL Delaware I, Inc. and Circle International
                    Group, Inc. (Exhibit 2.1 to EGL's Current Report on Form 8-K
                    filed on July 5, 2000 and incorporated herein by reference).
    *3.1       --   Second Amended and Restated Articles of Incorporation of
                    EGL, as amended (filed as Exhibit 3(i) to EGL's Form 8-A/A filed with the Securities and Exchange Commission on
                    September 29, 2000 and incorporated herein by reference).
    *3.2       --   Statement of Resolutions Establishing the Series A Junior
                    Participating Preferred Stock of EGL (filed as Exhibit 3(ii)
                    to EGL's Form 10-Q for the fiscal quarter ended June 30,
                    2001 and incorporated herein by reference).
    *3.3       --   Amended and Restated Bylaws of EGL, as amended (filed as
                    Exhibit 3(ii) to EGL's Form 10-Q for the fiscal quarter
                    ended June 30, 2000 and incorporated herein by reference).
    *4.1       --   Rights Agreement dated as of May 23, 2001 between EGL, Inc.
                    and Computershare Investor Services, L.L.C., as Rights
                    Agent, which includes as Exhibit B the form of Rights
                    Certificate and as Exhibit C the Summary of Rights to
                    Purchase Common Stock. (filed as Exhibit 4.1 to the EGL's
                    Form 10-Q for the fiscal quarter ended September 30, 2001
                    and incorporated herein by reference).
    *4.2       --   Indenture dated December 7, 2001 between EGL and JPMorgan
                    Chase Bank, as trustee (filed as Exhibit 4.1 to EGL's
                    Current Report on Form 8-K filed on December 10, 2001 and
                    incorporated herein by reference).
    *4.3       --   First Supplemental Indenture dated December 7, 2001 between
                    EGL and JPMorgan Chase Bank, as trustee (filed as Exhibit
                    4.2 to EGL's Current Report on Form 8-K filed on December
                    10, 2001 and incorporated herein by reference).
    *4.4       --   Form of 5% Convertible Subordinated Note due December 15,
                    2006 (filed as Exhibit 4.3 to EGL's Current Report on Form
                    8-K filed on December 10, 2001 and incorporated herein by
                    reference).
    *4.5       --   Registration Rights Agreement dated December 7, 2001 between
                    EGL and Credit Suisse First Boston Corporation (filed as
                    Exhibit 4.4 to EGL's Current Report on Form 8-K filed on
                    December 10, 2001 and incorporated herein by reference).
  +*10.1       --   Long-Term Incentive Plan, as amended and restated effective
                    July 26, 2000 (filed as Exhibit 10(ii) to EGL's Quarterly
                    Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
  +*10.2       --   1995 Non-employee Director Stock Option Plan (filed as
                    Exhibit 10.2 to EGL's Registration Statement on Form S-1,
                    Registration No. 33-97606 and incorporated herein by
                    reference).
  +*10.3       --   401(k) Profit Sharing Plan (filed as Exhibit 10.3 to EGL's
                    Registration Statement on Form S-1, Registration No.
                    33-97606 and incorporated herein by reference).
  +*10.4       --   Circle International Group, Inc. 1994 Omnibus Equity
                    Incentive Plan (filed as Exhibit 10.11 to Annual Report on
                    Form 10-K of Circle (SEC File No. 0-8664) for the fiscal
                    year ended December 31, 1993 and incorporated herein by
                    reference).
  +*10.5       --   Amendment No. 1 to Circle International Group, Inc. 1994
                    Omnibus Equity Incentive Plan (filed as Exhibit 10.11.1 to
                    Annual Report on Form 10-K of Circle (SEC File No. 9-8664)
                    for the fiscal year ended December 31, 1995 and incorporated herein by reference).
  +*10.6       --   Circle International Group, Inc. Employee Stock Purchase
                    Plan (filed as Exhibit 99.1 to the Registration Statement on
                    Form S-8 of Circle (SEC Registration No. 333-78747) filed on
                    May 19, 1999 and incorporated herein by reference).

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
  +*10.7       --   Circle International Group, Inc. 1999 Stock Option Plan
                    (filed as Exhibit 99.1 to the Form S-8 Registration
                    Statement of Circle (SEC Registration No. 333-85807) filed on August 24, 1999 and incorporated herein by reference).
  +*10.8       --   Form of Nonqualified Stock Option Agreement for Circle
                    International Group, Inc. 2000 Stock Option Plan (filed as
                    Exhibit 4.8 to Post-Effective Amendment No. 1 on Form S-8 to
                    Registration Statement on Form S-4 (SEC Registration No.
                    333-42310) filed on October 2, 2000 and incorporated herein by reference).
   *10.9       --   Shareholders' Agreement dated as of October 1, 1994 among
                    EGL and Messrs. Crane, Swannie, Seckel and Roberts (filed as
                    Exhibit 10.4 to EGL's Registration Statement on Form S-1,
                    Registration No. 33-97606 and incorporated herein by
                    reference).
   *10.10      --   Form of Indemnification Agreement (filed as Exhibit 10.6 to
                    EGL's Registration Statement on Form S-1, Registration No.
                    33-97606 and incorporated herein by reference).
    10.11A     --   Credit Agreement dated December 20, 2001 between EGL and
                    Bank of America, N.A., and the other financial institutions named therein.
    10.11B     --   First Amendment to Credit Agreement dated March 7, 2002
                    between EGL and Bank of America, N.A., and the other
                    financial institutions named therein.
  +*10.12      --   Employment Agreement dated as of October 1, 1996 between EGL and James R. Crane (filed as Exhibit 10.7 to EGL's Annual
                    Report on Form 10-K for the fiscal year ended September 30,
                    1996 and incorporated herein by reference).
  +*10.13      --   Employment Agreement dated as of September 24, 1998 between
                    EGL and John C. McVaney (filed as Exhibit 10.9 to EGL's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1998 and incorporated herein by reference).
  +*10.14      --   Employment Agreement dated as of May 19, 1998 between EGL
                    and Ronald E. Talley (filed as Exhibit 10.10 to EGL's Annual
                    Report on Form 10-K for the fiscal year ended September 30,
                    1998 and incorporated herein by reference).
  +*10.15      --   Employment Agreement dated as of October 19, 1999 between
                    EGL and Elijio Serrano (filed as Exhibit 10.11 to EGL's
                    Annual Report on Form 10-K for the fiscal year ended
                    September 30, 1999 and incorporated herein by reference).
  +*10.16      --   Employee Stock Purchase Plan, as amended and restated
                    effective July 26, 2000 (filed as Exhibit 10(iii) to EGL's
                    Quarterly Report on Form 10-Q for the quarter ended
                    September 30, 2000 and incorporated herein by reference).
    10.17A     --   Lease Agreement dated as of December 31, 2001 between iStar
                    Eagle LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant.
    10.17B     --   Guaranty dated as of December 31, 2001 among iStar Eagle LP,
                    EGL Eagle Global Logistics, LP and EGL, Inc.
   *10.18A     --   Master Lease and Development Agreement dated as of April 3,
                    1998 between Asset XVI Holdings Company, L.L.C. and Eagle
                    USA Airfreight, Inc. (filed as Exhibit 10(iii) A to EGL's
                    Quarterly Report on Form 10-Q to the quarter ended June 30,
                    1998 and incorporated herein by reference).
   *10.18B     --   Master Participation Agreement dated as of April 3, 1998
                    among Asset XVI Holdings Company, L.L.C., Eagle USA
                    Airfreight, Inc. and Bank One, Texas, N.A. (filed as Exhibit
                    10(iii) B to EGL's Quarterly Report on Form 10-Q to the
                    quarter ended June 30, 1998 and incorporated herein by
                    reference).
   *10.18C     --   Loan Agreement dated as of April 3, 1998 between Asset
                    Holdings Company, L.L.C. and Bank One, Texas, N.A. (filed as
                    Exhibit 10(iii) C to EGL's Quarterly Report on Form 10-Q to
                    the quarter ended June 30, 1998 and incorporated herein by reference).
   *10.18D     --   Appendix I to Master Participation Agreement, Master Lease
                    and Development Agreement and Loan Agreement (filed as
                    Exhibit 10(iii) D to EGL's Quarterly Report on Form 10-Q to
                    the quarter ended June 30, 1998 and incorporated herein by reference).

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
   *10.18E     --   First Amendment to Master Participation Agreement, Master
                    Lease and Development Agreement, and Loan Agreement dated as of April 3, 1998 among Asset XVI Holdings Company, L.L.C.,
                    Eagle USA Airfreight, Inc. and Bank One, Texas, N.A. (filed as Exhibit 10.19E to EGL's Annual Report on Form 10-K for
                    the year ended December 31, 2000 and incorporated herein by reference).
   *10.18F     --   Amendment to Master Participation Agreement dated as of
                    April 1, 1999 among Asset XVI Holdings Company, L.L.C.,
                    Eagle USA Airfreight, Inc. and Bank One, Texas, N.A. (filed as Exhibit 10.19F to EGL's Annual Report on Form 10-K for
                    the year ended December 31, 2000 and incorporated herein by reference).
   *10.18G     --   Second Amendment to Participation Agreement, Lease Agreement
                    and Loan Agreement dated as of October 20, 2000 among Asset
                    XVI Holdings Company, L.L.C., EGL and Bank One, NA. (filed as Exhibit 10.19G to EGL's Annual Report on Form 10-K for
                    the year ended December 31, 2000 and incorporated herein by reference).
    10.18H     --   Third Amendment to Master Participation Agreement, Lease
                    Agreement and Loan Agreement dated December 20, 2001 between
                    EGL Asset XVI Holdings Company and Bank One, N.A.
  +*10.19      --   Consulting Agreement dated as of January 1, 1999 between
                    Zita Logistics, Ltd. and Circle International European
                    Holdings Limited (filed as Exhibit 10.4.3 to Circle's Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1998 and incorporated herein by reference).
    12         --   Ratio of Earnings to Fixed Charges.
    21         --   Subsidiaries of EGL.
    23.1       --   Consent of PricewaterhouseCoopers LLP.
    23.2       --   Consent of Deloitte & Touche LLP.

---------------

* Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.