Form 10-Q
period 2002-03-31
EGL INC
filed 2002-05-15
CIK 1001718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2002

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______to ______

                         COMMISSION FILE NUMBER 0-27288


                                    EGL, INC.
             (Exact name of registrant as specified in its charter)


           TEXAS                                         76-0094895
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)


                    15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                 (281) 618-3100
    (Address of Principal Executive Offices, Including Registrant's Zip Code,
                   and Telephone Number, Including Area Code)

                                       N/A
               Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 1, 2002 the number of shares outstanding of the registrant's common stock was 47,890,703 (net of 1,087,285 treasury shares).

                                    EGL, INC.


                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of
  March 31, 2002 and December 31, 2001                                         1

Condensed Consolidated Statements of Operations for the Three
  Months ended March 31, 2002 and 2001                                         2

Condensed Consolidated Statements of Cash Flows for
  the Three Months ended March 31, 2002 and 2001                               3

Condensed Consolidated Statement of Stockholders'
  Equity for the Three Months ended March 31, 2002                             4

Notes to Condensed Consolidated Financial Statements                           5

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS                                                 16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            25

PART II. OTHER INFORMATION                                                    25

SIGNATURES                                                                    29

INDEX TO EXHIBITS                                                             30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except par values)


                                                                               MARCH 31       DECEMBER 31
                                 ASSETS                                          2002            2001
                                                                             -------------  ----------------
Current assets:
    Cash and cash equivalents                                                   $ 107,021          $ 77,440
    Restricted cash                                                                 5,522             5,413
    Short-term investments and marketable securities                                1,169             3,442
    Trade receivables, net of allowance of $12,489 and $11,628                    341,993           365,505
    Other receivables                                                               9,712            10,868
    Deferred income taxes                                                          13,549            13,626
    Income tax receivable                                                           5,189             3,125
    Other current assets                                                           29,976            29,411
                                                                             -------------  ----------------
         Total current assets                                                     514,131           508,830
Property and equipment, net                                                       146,313           152,922
Investments in unconsolidated affiliates                                           40,034            46,018
Goodwill, net                                                                      78,935            78,901
Other assets, net                                                                  15,783            14,237
                                                                             -------------  ----------------
         Total assets                                                           $ 795,196         $ 800,908
                                                                             =============  ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                               $   7,762         $   7,950
    Trade payables and accrued transportation costs                               224,584           216,073
    Accrued salaries and related costs                                             22,009            27,982
    Accrued restructuring merger and integration costs                              6,906             8,879
    Other liabilities                                                              57,454            54,048
                                                                             -------------  ----------------
         Total current liabilities                                                318,715           314,932
Notes payable                                                                     101,280           103,774
Deferred income taxes                                                                  66             2,884
Other noncurrent liabilities                                                        6,601             6,194
                                                                             -------------  ----------------
         Total liabilities                                                        426,662           427,784
                                                                             -------------  ----------------
Minority interests                                                                  7,332             7,033
                                                                             -------------  ----------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
    Common stock, $0.001 par value, 200,000 shares authorized; 50,050
      and 50,065 shares issued; 48,963 and 48,939 shares outstanding                   49                49
    Additional paid-in capital                                                    158,325           158,317
    Retained earnings                                                             260,795           264,712
    Accumulated other comprehensive loss                                          (38,849)          (37,045)
    Unearned compensation                                                            (476)             (635)
    Treasury stock, 1,087 and 1,126 shares held                                   (18,642)          (19,307)
                                                                             -------------  ----------------
         Total stockholders' equity                                               361,202           366,091
                                                                             -------------  ----------------

         Total liabilities and stockholders' equity                             $ 795,196         $ 800,908
                                                                             =============  ================

      See notes to unaudited condensed consolidated financial statements.

                                   EGL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                            --------------------------
                                                                               2002           2001
                                                                            -----------    -----------
Revenues                                                                      $371,999       $422,319
Cost of transportation                                                         217,879        263,129
                                                                            -----------    -----------
Net revenues                                                                   154,120        159,190

Operating expenses:
      Personnel costs                                                           85,360         94,541
      Other selling, general and administrative expenses                        67,300         71,413
      Merger related restructuring and integration costs (Note 7)                    -          7,545
                                                                            -----------    -----------
Operating income (loss)                                                          1,460        (14,309)
Nonoperating expense, net                                                       (8,230)          (961)
                                                                            -----------    -----------
Loss before benefit for income taxes                                            (6,770)       (15,270)
Benefit for income taxes                                                        (2,640)        (6,219)
                                                                            -----------    -----------
Loss before cumulative effect of change in accounting for
  negative goodwill                                                             (4,130)        (9,051)
Cumulative effect of change in accounting for negative
  goodwill (Note 2)                                                                213              -
                                                                            -----------    -----------
Net loss                                                                      $ (3,917)      $ (9,051)
                                                                            ===========    ===========

Basic and diluted loss per share before
  cumulative effect of change in accounting for negative goodwill              $ (0.09)       $ (0.19)

Cumulative effect of change in accounting for negative goodwill                $  0.01        $     -

Basic and diluted net loss per share                                           $ (0.08)       $ (0.19)

Basic and diluted weighted-average common shares outstanding                    47,859         47,081

      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          ---------------------------
                                                                             2002          2001
                                                                          ------------  -----------
Cash flows from operating activities:
     Net loss                                                                $ (3,917)    $ (9,051)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                           7,479        7,176
        Provision for doubtful accounts, net of write offs                      3,171       (1,226)
        Amortization of unearned compensation                                     159          147
        Deferred income tax benefit                                            (2,745)     (13,919)
        Tax benefit of stock options exercised                                     58        1,284
        Equity in (earnings) losses of affiliates, net of
          dividends received                                                     (669)         287
        Minority interests, net of dividends paid                                 319          149
        Transfer to restricted cash                                              (109)           -
        Cumulative effect of change in accounting for negative
          goodwill (Note 2)                                                      (213)           -
        Impairment of investment in an unconsolidated affiliate                 6,653            -
        Other                                                                      73         (674)
        Net effect of changes in working capital                               21,592       (9,155)
                                                                          ------------  -----------
Net cash provided by (used in) operating activities                            31,851      (24,982)
                                                                          ------------  -----------
Cash flows from investing activities:
        Capital expenditures                                                   (3,705)     (17,327)
        Proceeds from sales of other assets                                     2,820            -
        Proceeds from sale-lease back transactions                              2,462            -
        Acquisitions of businesses, net of cash acquired                            -         (639)
        Other                                                                       -         (376)
                                                                          ------------  -----------
Net cash provided by (used in) investing activities                             1,577      (18,342)
                                                                          ------------  -----------
Cash flows from financing activities:
        Repayment of notes payable                                             (2,551)           -
        Increase in borrowings on notes payable                                     -       39,799
        Issuance of common stock, net of related costs                            469          717
        Proceeds from exercise of stock options                                   146        1,938
                                                                          ------------  -----------
Net cash provided by (used in) financing activities                            (1,936)      42,454
                                                                          ------------  -----------
Effect of exchange rate changes on cash                                        (1,911)      (4,370)
                                                                          ------------  -----------
Increase (decrease) in cash and cash equivalents                               29,581       (5,240)
Cash and cash equivalents, beginning of the period                             77,440       60,001
                                                                          ------------  -----------
Cash and cash equivalents, end of the period                                $ 107,021     $ 54,761
                                                                          ============  ===========

      See notes to unaudited condensed consolidated financial statements.

                                   EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                                                              Accumulated
                               Common stock  Additional  Unearned             Compre-     Treasury stock        other
                              --------------  paid-in     compen-  Retained   hensive   ------------------- comprehensive
                              Shares  Amount  capital     sation   earnings     loss    Shares      Amount       loss       Total
                              ------  ------ ----------  --------  --------- ---------  ------    --------- ------------- ---------
Balance at December 31, 2001  48,939  $  49   $158,317    $ (635)  $ 264,712             (1,126)  $ (19,307) $ (37,045)   $ 366,091

Comprehensive loss:
Net loss                                                              (3,917) $ (3,917)                                      (3,917)
Change in value of marketable
  securities, net                                                                    3                               3            3
Change in value of cash flow
  hedge                                                                            380                             380          380
Foreign currency translation
  adjustments                                                                   (2,187)                         (2,187)      (2,187)
                                                                              --------
Comprehensive loss                                                            $ (5,721)
                                                                              ========
Issuance of shares under
  stock purchase plan                             (196)                                      39         665                     469
Exercise of stock options,
   including tax benefit          24               204                                                                          204
Amortization of unearned
   compensation                                              159                                                                159
                              ------  -----  ---------    ------   ---------             ------   ---------  ---------    ---------
Balance at March 31, 2002     48,963  $  49  $ 158,325    $ (476)  $ 260,795             (1,087)  $ (18,642) $ (38,849)   $ 361,202
                              ======  =====  =========    ======   =========             ======   =========   ========    =========

       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No.0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments), necessary for a fair presentation of the Company's financial position at March 31, 2002 and the results of its operations for three months ended March 31, 2002. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for EGL's full fiscal year. The Company has reclassified certain prior period amounts to conform to the current period presentation.

NOTE 1 - ORGANIZATION, OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

         EGL is an international transportation and logistics company. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The Company provides services to over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, Africa, South America and South Pacific (Note 11).

         The accompanying condensed consolidated financial statements include EGL and all of its wholly-owned subsidiaries. Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by U.S. generally accepted accounting principles; management's understanding of the Company's business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy - domestically, globally and within various sectors that serve as principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the selection of estimates which could be viewed as conservative or aggressive by others - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual results could and will differ from those estimates.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS:

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No.142, Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion No. 16, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill arising from new transactions to be written off immediately as an extraordinary gain, and for pre-existing transactions to be recognized as the cumulative effect of a change in accounting principle. The Company adopted FAS 141 effective January 1, 2002 and recognized approximately $213,000 of negative goodwill as the cumulative effect of a change in accounting principle.

         SFAS 142 supersedes Accounting Principles Board Opinion No. 17, Intangible Assets. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets will no longer be amortized; goodwill will be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life will be tested for impairment at least annually; and the amortization of intangible assets with finite lives will no longer be limited to forty years. The provision of SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of adopting SFAS 142. (See Note 4)

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated long-lived asset retirement costs are capitalized. This statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 beginning January 1, 2003 and does not believe that it will have any material impact on its results of operations, financial position or cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 as of January 1, 2002 with no impact on results of operations, financial condition, or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement that gains and loss from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Further, SFAS 145 amends paragraph 14(a) of SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification results in recognition of the gain or loss in the financial statements, is subject to SFAS No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and is subject in its entirety to the sale-leaseback rules of SFAS No. 98, Accounting for
Leases: Sales-Leaseback Transactions involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct costs of Direct Financing Leases. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 3 -DERIVATIVE INSTRUMENTS:

         In April 2001, the Company entered into an interest rate swap agreement, which had been designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR-based revolving credit facility or any substitutive debt agreements the Company enters into. Accordingly, the change in the fair value of the swap agreement was recorded in other comprehensive income (loss). In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from the notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible subordinated notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualifies for cash flow hedge accounting and was undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001 was $2.0 million and is being amortized to interest expense over the remaining life of the swap agreement and subsequent changes in the fair value of the swap agreement will be recorded in interest expense. During the three months ended March 31, 2002, the Company recorded $149,000, net interest expense relating to amortization and changes in fair value of the swap agreement.

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS:

         As discussed in Note 2, the Company is in the process of adopting SFAS 142 which requires the suspension of the amortization of goodwill and certain intangible assets with an indefinite useful life. The Company has suspended its amortization of goodwill and does not have any intangible assets that have an indefinite useful life.

         The Company is in the process of performing the required analysis under SFAS 142 to test for impairment, if any, of the carrying value of the Company's goodwill. The Company's preliminary assessment indicates no material impact to the Company's financial statements when this standard is fully adopted.

         The following table shows the unaudited pro forma effects of SFAS 142 for historical results had goodwill not been amortized during that period:

                                       THREE MONTHS ENDED
                                         MARCH 31, 2001
                                      ---------------------
Reported net loss                             $ (9,051)

Adjustments:
Amortization of goodwill                         1,174
                                          -------------

Adjusted net loss                             $ (7,877)

Reported net loss per share - basic            $ (0.19)
Adjusted net loss per share - basic            $ (0.17)
Reported net loss per share - diluted          $ (0.19)
Adjusted net loss per share - diluted          $ (0.17)

NOTE 5 - IMPAIRMENT OF INVESTMENT IN AN UNCONSOLIDATED AFFILIATE:

         In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air, a privately held domestic and international passenger and freight charter airline headquartered in Miami, Florida for approximately $6.3 million in cash. The Company's primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity.

         In connection with the Company's investment in Miami Air, the two parties entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

charter services to the Company for a three-year term. The Company caused a $7 million standby letter of credit to be issued in favor of certain creditors of Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect of the letter of credit. As of March 31, 2002, Miami Air had no funded debt under the line of credit that is supported by the $7 million standby letter of credit. However, Miami Air had outstanding $2.3 million in letters of credit supported by the $7 million standby letter of credit.

         During the first quarter of 2002, there were three aircraft subject to the aircraft charter agreement for which the Company paid Miami Air $4.9 million. In May 2002, the Company and Miami Air agreed to cancel the aircraft charter agreement for the three planes as of May 9, 2002 and the Company agreed to pay $450,000 for services rendered in May 2002 and aircraft repositioning costs.

         The weak economy and events of September 11 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air informed EGL that the amount due their bank (which are secured by seven 727 planes) is significantly higher than the market value of those planes. In addition, Miami Air has outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that are expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with their bank and lessors to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes and had informed the Company that its creditors had indicated a willingness to make concessions. In May 2002, the Company was informed that Miami Air's creditors were no longer willing to make concessions and that negotiations with creditors had reached an impasse and no agreement appeared feasible. Accordingly, the Company recognized an other than temporary impairment of the carrying value of its $6.7 million common stock investment in Miami Air, which carrying value includes a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, the Company recorded a reserve of $1.3 million for its estimated exposure on the outstanding letters of credit supported by the $7 million standby letter of credit. There can be no assurance that such expense will not exceed such estimate.

NOTE 6 - EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock were exercised. Stock options and convertible notes (see Note 8) are the only potentially dilutive share equivalents the Company had outstanding for the periods presented. No shares related to options or convertible notes were included in diluted earnings per share for the three months ended March 31, 2002 and 2001, respectively, because their effect would have been antidilutive as the Company incurred a net loss during those periods.

NOTE 7 - MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS:

         During the three months ended March 31, 2001, the Company incurred $7.5 million of merger related restructuring and integration costs related to its acquisition of Circle in 2000. During the three months ended March 31, 2002, the Company did not incur any such additional merger related costs.

         The Company maintains a reserve for charges established under its plan to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger. The principal components of the plan involved the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made for remaining future lease obligations, the terms of the plan were completed in 2001. The remaining unpaid accrued charges as of March 31, 2002 are as follows:

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)






                                                 ACCRUED                       ACCRUED
                                                LIABILITY                     LIABILITY
                                               DECEMBER 31,    PAYMENTS/      MARCH 31,
(in thousands)                                    2001         REDUCTIONS        2002
                                              --------------  ------------  -------------
Severance costs                                     $   913      $     --        $   913
Future lease obligations, net of subleasing           6,963        (1,621)         5,342
Termination of joint venture/agency agreements        1,003          (352)           651
                                              --------------  ------------  -------------
                                                    $ 8,879      $ (1,973)       $ 6,906
                                              ==============  ============  =============

         The payments to be made for remaining future lease obligations is net of approximately $22.4 million in anticipated future recoveries from actual or expected sublease agreements. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

NOTE 8 - BORROWINGS

Convertible subordinated notes

         In December 2001, the Company issued $100 million aggregate principal amount of 5% convertible subordinated notes. The notes bear interest at an annual rate of 5%. Interest is payable on June 15 and December 15 of each year, beginning June 15, 2002. The notes mature on December 15, 2006. Deferred financing fees incurred in connection with the transaction totaled $3.2 million and are being amortized over five years as a component of interest expense.

         The notes are convertible at any time up to four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.43 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion, in connection with an optional redemption. The shares that are potentially issuable may impact the Company's diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of March 31, 2002, the fair market value of these notes was $90.9 million.

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

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Credit Facility provided a $150 million revolving line of credit and included a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The Credit Facility was scheduled to mature on January 5, 2004. The Company was subject to certain covenants under the terms of the Credit Facility. The Company was in violation of several of these covenants at various times during 2001. As a result, the Credit Facility was amended on June 28, 2001 and again on November 9, 2001. In connection with the November 9, 2001 amendment, the borrowing capacity of the Credit Facility was reduced and the Company wrote off approximately $694,000 of deferred debt costs associated with the Credit Facility.

         Effective December 20, 2001, the Company amended and restated the Credit Facility. The amended and restated credit facility (Restated Credit Facility), which was amended effective as of March 7, 2002, is with a syndicate of three financial institutions, with the Bank as collateral and administrative agent for the lenders, and matures on December 20, 2004. The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

     o $75 million, which will be increased to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to other financial institutions, or

     o   an amount equal to:

         o up to 85% of the net amount of the Company's billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of its wholly owned domestic subsidiaries and its operating subsidiary in Canada, subject to some exceptions and limitations, plus

         o up to 85% of the net amount of the Company's billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of its wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

         o up to 50% of the net amount of the Company's unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of its wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

         o reserves from time to time established by the Bank in its reasonable credit judgment.

         The aggregate of the last four sub-bullet points above is referred to as the Company's eligible borrowing base. The Restated Credit Facility includes a $50 million letter of credit subfacility. The Company had $19.0 million in standby letters of credit outstanding as of March 31, 2002 under this facility.

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

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company's assets, and is guaranteed by all domestic subsidiaries and the Company's Canadian operating subsidiary. In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if the Company's eligible borrowing base falls below $40 million. Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company's operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that any of the Company's domestic subsidiaries or its Canadian operating subsidiary.

         As of March 31, 2002, the Company had available, unused borrowing capacity of $50.1 million.

Other bank lines of credit and guarantees

         The Company maintains a $10 million bank line of credit, in addition to the $50 million subfacility under the Restated Credit Facility, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At March 31, 2002, the Company was contingently liable for approximately $5.9 million under outstanding letters of credit and guarantees related to its $10 million line of credit obligations. The Company's ability to borrow under bank lines of credit and to maintain bank letters of credit is subject to the limitations on additional indebtedness contained in the Restated Credit Facility discussed above. Additionally, several of the Company's foreign operations guarantee amounts associated with the Company's custom brokerage services. As of March 31, 2002 these outstanding guarantees approximated $12.6 million.

NOTE 9 - OFF BALANCE SHEET FINANCING:

Sale/leaseback agreement

         On March 31, 2002, the Company entered into a transaction whereby it sold its San Antonio, Texas property with a net book value of $2.5 million to an unrelated third party for $2.5 million, net of closing costs. One of the Company's subsidiaries then leased the property for a term of 10 years, with options to extend the initial term for up to 23 years. Under the terms of the new lease agreement, the quarterly lease payment is approximately $84,750, which amount is subject to escalation after the first year based on increases in the Consumer Price Index. A loss of $42,000 on the sale of this property was recognized in the three months ended March 31, 2002.

Synthetic lease agreements

         The Company has entered into two operating lease arrangements that involve a special purpose entity that acquired title to properties, paid for the construction costs and leased to the Company, real estate at some of the Company's terminal and warehouse facilities. This kind of leveraged financing structure is commonly referred to as a "synthetic lease."

         A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and under generally accepted accounting principles is not reflected in the Company's balance sheet. Thus, the obligations are not recorded as debt and the underlying properties are not recorded as assets on the Company's balance sheet. Under a synthetic lease, the Company's rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments and are excluded from the Company's aggregate debt maturities. A synthetic lease is generally preferable to a conventional real estate lease since the lessee benefits from attractive interest rates, the ability to claim depreciation under tax laws and the ability to participate in the development process.

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

         Under the terms of the master operating synthetic lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations currently approximate $112,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due in November 2002. As of March 31, 2002, the aggregate lease balance was approximately $13.9 million.

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

Other synthetic lease and related capital lease

         During 1998, Circle entered into two lease agreements related to one of its domestic terminal facilities. One of the lease agreements relates to land and is currently being accounted for as a synthetic operating lease. The Company is required to make bi-annual payments of $139,000 for 10 years. At March 31, 2002, the lease balance was approximately $9.5 million.

         A second agreement relates to the building and improvements and is accounted for as capital lease rather than as a synthetic lease. Therefore, the fixed asset and related liability for the second lease are included in the accompanying condensed consolidated balance sheet. Property under the capital lease is amortized over the lease term. As of March 31, 2002, the carrying value of property held under the building and improvements lease was $3.5 million, which is net of $2.1 million of accumulated amortization.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 10 - LITIGATION:

EEOC Settlement

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

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th, and October 5th) which will occur immediately after the effective date of the Consent Decree. The

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of March 31, 2002 and December 31, 2001, the Company had funded $2.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying condensed consolidated balance sheet. Total related accrued liabilities included in the accompanying condensed consolidated balance sheet at March 31, 2002 and December 31, 2001 were $14.2 million and $14.3 million, respectively.

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

Other
         In addition to the EEOC matter, the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company's insurance carriers. The Company has established reserves for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial position.

NOTE 11 - BUSINESS SEGMENT INFORMATION:

EGL's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding EGL's operations by region is summarized below:


(in thousands)
                                                                       Europe         Asia &
                                                                     Middle East      South
                                      North America  South America     & Africa      Pacific     Eliminations   Consolidated
                                      -------------  -------------  ------------  ------------  -------------- --------------
Three months ended March 31, 2002:
     Total revenues                      $ 229,339      $ 16,881       $ 61,730        $ 75,694     $ (11,645)      $ 371,999
     Transfers between regions              (3,501)       (1,205)        (3,497)         (3,442)       11,645               -
                                      -------------  ------------  -------------  -------------- -------------  --------------
     Revenues from customers             $ 225,838      $ 15,676       $ 58,233        $ 72,252     $       -       $ 371,999
                                      =============  ============  =============  ============== =============  ==============

     Net revenues                        $ 103,000      $  3,804       $ 28,189        $ 19,127                     $ 154,120
                                      =============  ============  =============  ==============                ==============

     Income (loss) from operations       $  (5,353)     $    332       $  2,036        $  4,445                     $   1,460
                                      =============  ============  =============  ==============                ==============

Three months ended March 31, 2001:
     Total revenues                      $ 272,775      $ 16,125       $ 59,084        $ 87,536     $ (13,201)      $ 422,319
     Transfers between regions              (5,969)       (1,154)        (3,429)         (2,649)       13,201               -
                                      -------------  ------------  -------------  -------------- -------------  --------------
     Revenues from customers             $ 266,806      $ 14,971       $ 55,655        $ 84,887     $       -       $ 422,319
                                      =============  ============  =============  ============== =============  ==============

     Net revenues                        $ 108,662      $  3,475       $ 26,441        $ 20,612                     $ 159,190
                                      =============  ============  =============  ==============                ==============

     Income (loss) from operations       $ (23,380)     $   (257)      $  2,633        $  6,695                     $ (14,309)
                                      =============  ============  =============  ==============                ==============

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

                                    EGL, INC.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors, which have affected certain aspects of the Company's financial position, and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-27288).

                                                        Three Months Ended March 31,
                                       -----------------------------------------------------------
                                                  2002                           2001
                                       ----------------------------   ----------------------------
                                                           % of                           % of
                                           Amount        Revenues        Amount         Revenues
                                       -------------   ------------   -------------   ------------
                                                   (in thousands, except percentages)
Revenues:
     Air freight forwarding                $279,787           75.2        $327,289           77.5
     Ocean freight forwarding                43,608           11.7          44,021           10.4
     Customs brokerage and other             48,604           13.1          51,009           12.1
                                       -------------   ------------   -------------   ------------
Revenues                                   $371,999          100.0        $422,319          100.0
                                       =============   ============   =============   ============

                                                           % of                           % of
                                           Amount        Revenues        Amount         Revenues
                                       -------------   ------------   -------------   ------------
Net revenues:
     Air freight forwarding                 $91,629           59.5         $95,317           59.9
     Ocean freight forwarding                13,887            9.0          12,864            8.1
     Customs brokerage and other             48,604           31.5          51,009           32.0
                                       -------------   ------------   -------------   ------------
Net revenues                               $154,120          100.0        $159,190          100.0
                                       =============   ============   =============   ============

Operating expenses:
     Personnel costs                         85,360           55.4          94,541           59.4
     Other selling, general and
          administrative expenses            67,300           43.7          71,413           44.9
     Restructuring
          and integration costs                   -            0.0           7,545            4.7
                                       -------------   ------------   -------------   ------------

Operating income (loss)                       1,460            0.9         (14,309)          (9.0)
Nonoperating expense, net                    (8,230)          (5.3)           (961)          (0.6)
                                       -------------   ------------   -------------   ------------
Loss before benefit for income taxes         (6,770)          (4.4)        (15,270)          (9.6)
Benefit for income taxes                     (2,640)          (1.7)         (6,219)          (3.9)
                                       -------------   ------------   -------------   ------------
Loss before change in accounting
       for negative goodwill                 (4,130)          (2.7)         (9,051)          (5.7)
Cumulative effect of change in
       accounting for negative
       goodwill (Note 2)                        213            0.1               -            0.0
                                       -------------   ------------   -------------   ------------
Net loss                                   $ (3,917)          (2.6)       $ (9,051)          (5.7)
                                       =============   ============   =============   ============

                                    EGL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         Revenue. Revenue decreased $50.3 million, or 11.9%, to $372.0 million in the three months ended March 31, 2002 compared to $422.3 million in the three months ended March 31, 2001 primarily due to decreases in air freight forwarding revenue. Net revenue, which represents revenue less freight transportation costs, decreased $5.1 million, or 3.2%, to $154.1 million in the three months ended March 31, 2002 compared to $159.2 million in the three months ended March 31, 2001 due to a decrease in both air freight forwarding and customs brokerage and other net revenues.

         Air freight forwarding revenue. Air freight forwarding revenue decreased $47.5 million, or 14.5%, to $279.8 million in the three months ended March 31, 2002 compared to $327.3 million in the three months ended March 31, 2001 primarily as a result of volume decreases in North America and Asia Pacific. The volume decreases are primarily due to the weakened U.S. economy. North America was also adversely affected by the shift from air expedited shipments (next flight out, next day or second day time definite shipments) to economy ground deferred shipments (third and fourth day).

         Air freight forwarding net revenue decreased $3.7 million, or 3.9%, to $91.6 million in the three months ended March 31, 2002 compared to $95.3 million in the three months ended March 31, 2001. The air freight forwarding margin increased to 32.7% for the three months ended March 31, 2002 compared to 29.1% for the three months ended March 31, 2001 reflecting the continuing actions taken to reduce the dependence on the U.S. dedicated charter network and better yield management, both consolidation mix and buying opportunities, on the international freight forwarding service.

         Ocean freight forwarding revenue. Ocean freight forwarding revenue decreased $0.4 million, or 0.9%, to $43.6 million in the three months ended March 31, 2002 compared to $44.0 million in the three months ended March 31, 2001, while ocean freight forwarding net revenue increased $1.0 million, or 7.8%, to $13.9 million in the three months ended March 31, 2002 compared to $12.9 million in the three months ended March 31, 2001. The decrease in revenues was principally due to a reduction in consolidation activity in North America offset by improved trading levels in Europe and Asia. The increase in net revenues was primarily due to lower transportation costs mainly in Asia. This resulted in improved ocean forwarding margins which increased to 31.8% in the three months ended March 31, 2002 compared to 29.2% in the three months ended March 31, 2001.

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, decreased $2.4 million, or 4.7%, to $48.6 million in the three months ended March 31, 2002 compared to $51.0 million in the three months ended March 31, 2001 due to a decrease in import activity in North America attributable to the general weakness in the business environment.

         Personnel costs. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs decreased $9.1 million, or 9.6%, to $ 85.4 million in the three months ended March 31, 2002 compared to $94.5 million in the three months ended March 31, 2001. As a percentage of net revenue, personnel costs were 55.4% in the three months ended March 31, 2002 compared to 59.4% in the three months ended March 31, 2001. The reduction in personnel costs is a result of headcount reductions throughout 2001 which eliminated approximately 1,100 regular full-time employees, controls in the use of contract labor and a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter of 2002.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses, excluding transaction, restructuring and integration costs, decreased $4.1 million, or 5.7%, to $67.3 million in the three months ended March 31, 2002 compared to $71.4 million in the three months ended March 31, 2001. As a percentage of net revenue, other selling, general and administrative expenses, excluding transaction, restructuring and integration costs,

                                    EGL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

were 43.7% in the three months ended March 31, 2002 compared to 44.9% in the three months ended March 31, 2001. This decrease is primarily due to a management focus on cost savings, realization of merger related cost synergies, and a decrease in goodwill amortization expense due to the implementation of SFAS 142. The lower expenses were offset by an increase primarily in facility costs and depreciation expense. Although we completed the consolidation of many of our facilities, our facility costs increased by approximately $1.2 million as we are leasing more space than in the previous year for our expanded warehousing and logistics services. The increase in depreciation expense was largely related to increases in computer software and office equipment depreciation.


         Transaction, restructuring and integration costs. During the three months ended March 31, 2002, the Company did not record any additional transaction, restructuring and integration costs as compared to $3.1 million of restructuring costs and integration costs of $4.4 million recorded during the three months ended March 31, 2001.

         Nonoperating expense, net. For the three months ended March 31, 2002, the Company had nonoperating expense, net, of $8.2 million compared to nonoperating expense, net of $1.0 million for the three months ended March 31, 2001. The $7.2 million change is primarily due to an impairment charge of approximately $6.7 million for the Company's investment in Miami Air which carrying amount includes $509,000 of an increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition the Company recorded a reserve of $1.3 million for outstanding letters of credit guaranteed by the Company. See Note 5 of the notes to the condensed consolidated financial statements.

         Effective tax rate. The effective income tax rate for the three months ended March 31, 2002 was 39.0% compared to 40.7% for the three months ended March 31, 2001. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates.

LIQUIDITY AND CAPITAL RESOURCES

  General

         The Company's ability to satisfy its debt obligations, fund working capital and make capital expenditures depends upon the Company's future performance, which is subject to general economic conditions and other factors, some of which are beyond the control of the Company. The Company has substantially reduced operating costs and has worked to diversify its customer base. Additionally, the Company has made significant efforts to collect outstanding customer accounts receivable amounts and was able to use the cash from these collections to avoid additional new borrowings on its line of credit during the first quarter of 2002. Should the Company achieve significant near-term revenue growth, the Company may experience a need for increased working capital financing as a result of the difference between its collection cycles and the timing of its payments to vendors.

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

         Cash flows from operating activities. Net cash provided by operating activities was $31.9 million in the three months ended March 31, 2002 compared to net cash used in operating activities of $25.0 million in the three months ended March 31, 2001. The increase in the three months ended March 31, 2002 was primarily due to a positive change in the net effect of changes in working capital and production of operating income in 2002 as compared to operating losses in 2001. Additionally, in the three months ended March 31, 2002 the adjustments to reconcile net loss to net cash provided by operating activities included an impairment charge of approximately $6.7 million related to our investment in Miami Air.

                                    EGL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         Cash flows from investing activities. Net cash provided by investing activities in the three months ended March 31, 2002 was $1.6 million compared to net cash used in investing activities of $18.3 million in the three months ended March 31, 2001. The Company incurred capital expenditures of $3.7 million during the three months ended March 31, 2002 as compared $17.3 million during the three months ended March 31,2002.

         Cash flows from financing activities. Net cash used in financing activities in the three months ended March 31, 2002 was $1.9 million compared to net cash provided by financing activities of $42.5 million in the three months ended March 31, 2001. Net borrowings on notes payable were $39.8 million for the three months ended March 31, 2001 and net repayments of notes payable were $2.6 million in the three months ended March 31, 2002. Proceeds from the exercise of stock options were $0.2 million in the three months ended March 31, 2002 compared to $1.9 million in the three months ended March 31, 2001.

         Convertible subordinated notes. In December 2001, the Company issued $100 million aggregate principal amount of 5% convertible subordinated notes. The notes bear interest at an annual rate of 5%. Interest is payable on June 15 and December 15 of each year, beginning June 15, 2002. The notes mature on December 15, 2006. Deferred financing fees incurred in connection with the transaction totaled $3.2 million and are being amortized over five years as a component of interest expense.

         The notes are convertible at any time up to four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable will impact the Company's diluted earning per share calculation in future periods by approximately 5.7 million shares. As of March 31, 2002, the fair market value of the notes was $90.9 million.

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

         Credit agreements. On January 5, 2001, the Company entered into an agreement (the Credit Facility) with various financial institutions, with Bank of America, N.A. (the Bank) serving as administrative agent, to replace its previous credit facility. The Credit Facility provided a $150 million revolving line of credit and included a $30 million sublimit for the issuance of letters of credit and a $15 million sublimit for a swing line loan. The Credit Facility was scheduled to mature on January 5, 2004. The Company was subject to certain covenants under the terms of the Credit Facility. The Company was in violation of several of these covenants at various times during 2001. As a result, the Credit Facility was amended on June 28, 2001 and again on November 9, 2001. In connection with the November 9, 2001 amendment, the borrowing capacity of the Credit Facility was reduced and the Company wrote off approximately $694,000 of deferred debt costs associated with the Credit Facility.

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

     o $75 million, which will be increased to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to other financial institutions,

     o   or an amount equal to:

     o up to 85% of the net amount of the Company's billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of its wholly owned domestic subsidiaries and its operating subsidiary in Canada, subject to some exceptions and limitations, plus

     o up to 85% of the net amount of the Company's billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of its wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

     o up to 50% of the net amount of the Company's unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of its wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

     o reserves from time to time established by the Bank in its reasonable credit judgment.

         The aggregate of the last four sub-bullet points above is referred to as the Company's eligible borrowing base. The Restated Credit Facility includes a $50 million letter of credit subfacility. The Company had $19.0 million in standby letters of credit outstanding as of March 31, 2002 under this facility.

        The maximum amount that the Company can borrow at any particular time may be less than the amount of its revolving credit line because the Company is required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on the Company's eligible borrowing base. The required amount of borrowing availability is currently $40 million, which amount is subject to adjustment to $25 million if certain post-closing conditions are satisfied. The required amount of borrowing availability is subject to further adjustment to $15 million if the Company's EBITDA is
(1) 9.7 million for the fiscal quarter ended December 31, 2001,
(2) $9.8 million for the fiscal quarter ending March 31, 2002, or
(3) $13.2 million for the fiscal quarter ending June 30, 2002. The amount of borrowing availability is determined by subtracting the following from the Company's eligible borrowing base: (a) the Company's borrowings under the Restated Credit Facility; and (b) the Company's accounts payable and the accounts payable of all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

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

                                    EGL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company's assets, and is guaranteed by all domestic subsidiaries and the Company's Canadian operating subsidiary. In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if the Company's eligible borrowing base falls below $40 million. Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company's operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that any of the Company's domestic subsidiaries or its Canadian operating subsidiary. As of March 31, 2002, the Company had available, unused borrowing capacity of $50.1 million.

         Other bank lines of credit and guarantees. The Company maintains a $10 million bank line of credit, in addition to the $50 million subfacility under the Restated Credit Facility, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At March 31, 2002, we were contingently liable for approximately $5.9 million, under outstanding letters of credit and guarantees related to its $10 million line of credit obligations. The Company's ability to borrow under bank lines of credit and to maintain bank letters of credit is subject to the limitations on additional indebtedness contained in the Restated Credit Facility discussed above. Additionally, several of the Company's foreign operations guarantee amounts associated with the Company's custom brokerage services. As of March 31, 2002 these outstanding guarantees approximated $12.6 million.

         Agreements with charter airlines. As of March 31, 2002, the Company was obligated under one lease agreement for three aircraft with Miami Air International, Inc., a related party. In May 2002, the Company and Miami Air mutually agreed to cancel the aircraft charter agreement as of May 9, 2002 and the Company agreed to pay $450,000 for services rendered in May 2002 and aircraft repositioning costs. The Company leases other cargo aircraft for utilization in its domestic and international heavy-cargo overnight air network based on actual utilization.

         Litigation. In addition to the EEOC matter (Note 10), the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company's insurance carriers. The Company has established reserves for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

         Sale/leaseback agreement. On March 31, 2002, the Company entered into a transaction whereby it sold its San Antonio, Texas property with a net book value of $2.5 million to an unrelated third party for $2.5 million, net of closing costs. One of the Company's subsidiaries then leased the property for a term of 10 years, with options to extend the initial term for up to 23 years. Under the terms

                                    EGL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of the new lease agreement, the quarterly lease payment is approximately $84,750, which amount is subject to escalation after the first year based on increases in the Consumer Price Index. A loss of $42,000 on the sale of this property was recognized in the three months ended March 31, 2002.

         Synthetic lease agreements. The Company has entered into two operating lease arrangements that involves a special purpose entity that has acquired title to properties, paid for the construction costs and leased to the Company real estate at some of its terminal and warehouse facilities. This kind of leveraged financing structure is commonly referred to as a "synthetic lease."

         A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and under generally accepted accounting principles is not reflected in the Company's balance sheet. Thus, the obligations are not recorded as debt and the underlying properties are not recorded as assets on the Company's balance sheet. Under a synthetic lease, the Company's rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments and are excluded from our aggregate debt maturities. A synthetic lease is generally preferable to a conventional real estate lease since the lessee benefits from attractive interest rates, the ability to claim depreciation under tax laws and the ability to participate in the development process.

         Master operating synthetic lease agreement. On April 3, 1998, the Company entered into a five-year $20 million master operating synthetic lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States as designated by the Company. The lease facility was funded by a financial institution and is secured by the properties to which it relates. Construction was completed during 2000 on five terminal facilities.

         Under the terms of the master operating synthetic lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations currently approximate $112,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facility, is due in November 2002. As of March 31, 2002, the aggregate lease balance was approximately $13.9 million.

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

         The Company has an option, exercisable at anytime during the lease term, and under particular circumstances may be obligated, to acquire the financed facilities for an amount equal to the outstanding lease balance. If the Company does not exercise the purchase option, and does not otherwise meet its obligations, the Company is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits up to a maximum of $13.7 million. The Company expects that the amount of any deficiency payment would be expensed. The Company may also have to find other suitable facilities to operate in or potentially be subject to a reduction in revenues and other operating activities.

                                    EGL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Other synthetic lease and related capital lease. During 1998, Circle entered into two lease agreements related to one of its domestic terminal facilities. One of the lease agreements relates to land and is currently being accounted for as a synthetic operating lease. The Company is required to make bi-annual payments of $139,000 for 10 years which are included in the table of future lease commitments in Note 13. At March 31, 2002, the lease balance was approximately $9.5 million.

         A second agreement relates to the building and improvements and is accounted for as capital lease rather than as a synthetic lease. Therefore, the fixed asset and related liability for the second lease are included in the accompanying condensed consolidated balance sheet. Property under the capital lease is amortized over the lease term. As of March 31, 2002, the carrying value of property held under the building and improvements lease was $3.5 million, which is net of $2.1 million of accumulated amortization.

         Stock options. As of March 31, 2002, we had outstanding non-qualified stock options to purchase an aggregate of 5.5 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $5.50 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the three months ended March 31, 2002, of non-qualified stock options to purchase an aggregate of 24,000 shares of common stock, we are entitled to a federal income tax deduction of approximately $58,000. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", the Company has reached a Consent Decree settlement with the EEOC which resolves the EEOC's allegations contained in the Commissioners Charge. This Consent Decree was approved by the District Court on October 1, 2001. The consent decree becomes effective following exhaustion of certain objectives and appeals.

RELATED PARTY TRANSACTIONS

         In connection with the Company's investment in Miami Air, the two parties entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term. The Company caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect of the letter of credit. As of March 31, 2002, Miami Air had no funded debt under the line of credit that is supported by the $7 million standby letter of credit. However, Miami Air had outstanding $2.3 million in letters of credit supported by the $7 million standby letter of credit.

         During the first quarter of 2002, there were three aircraft subject to the aircraft charter agreement and the Company paid approximately $4.9 million related to this agreement. In May 2002, the Company and Miami Air

                                    EGL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

mutually agreed to cancel the Aircraft charter agreement for the three planes as of May 9, 2002 and the Company agreed to pay $450,000 for services rendered in May 2002 and aircraft repositioning costs.

         The weak economy and events of September 11 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air made EGL aware that the amounts due their bank (which are secured by seven 727 planes) is significantly higher than the market value of those planes. In addition, Miami Air has outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that are expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with the bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes and had informed the Company that its creditors had indicated a willingness to make concessions. In May 2002, the Company was informed that Miami Air's negotiations with its creditors had reached an impasse and no agreement appeared feasible. As such, the Company recognized an other than temporary impairment of the carrying value of its $6.7 million investment in Miami Air, which carrying value includes a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, the Company recorded a reserve of $1.3 million for its estimated exposure on the outstanding letters of credit supported by the $7 million standby letter of credit. There can be no assurance that such expense will not exceed such estimate.

         Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman and CEO of the Company) and Mr. Hevrdejs (a director of the Company) are obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. The Company and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. As of March 31, 2002, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano (the Company's Chief Financial Officer) and two others. The Series A preferred stock, if issued, (1) will not be convertible, (2) will have a 15.0% annual dividend rate and (3) will be subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events. The original charter transactions between Miami Air and the Company were negotiated with Miami Air's management at arms length at the time of the Company's original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with the Company's directors in other business transactions unrelated to Miami Air.

         In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane. On October 30, 2000, our Board of Directors approved a change in this arrangement whereby we would reimburse Mr. Crane for the $112,000 monthly lease obligation and other related costs on this aircraft and we would bill Mr. Crane for any use of this aircraft unrelated to company business on an hourly basis. During the three months ended March 31, 2001, the Company reimbursed Mr. Crane $400,000 in lease payments and related costs on the aircraft. In August 2001, Mr. Crane and the Company revised their agreement whereby the Company is now charged for actual usage of the plane on an hourly basis and is billed on a periodic basis. During the three months ended March 31, 2002, the Company reimbursed Mr. Crane $346,000 for hourly usage of the plane.

         The Company subleases a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by Mr. Crane. Rental income was approximately $21,000 for the three months ended March 31, 2002. In addition the Company billed this customer approximately $35,000 for freight forwarding services for the three months ended March 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES

         During the first quarter the Company changed its critical accounting policy for goodwill due to two new accounting pronouncements. See Notes 2 and 4 of the notes to condensed consolidated financial statements.

                                    EGL, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in exposure to market risk from that discussed in EGL's Annual Report on Form 10-K for the year ended December 31, 2001. See Note 3 of the notes to condensed consolidated financial statements.

PART II. OTHER INFORMATION

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

                                    EGL, INC.

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

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th, and October 5th) which will occur immediately after the effective date of the Consent Decree. The Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of March 31, 2002 and December 31, 2001, the Company had funded $2.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying consolidated balance sheet. Total related accrued liabilities included in the accompanying consolidated balance sheet at March 31, 2002 and December 31, 2001 were $14.2 million and $14.3 million, respectively.

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

         In addition to the EEOC matter, the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company's insurance carriers. The Company has established reserves for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial position.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

         NONE

                                    EGL, INC.


ITEM 5. OTHER INFORMATION

         FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the Circle merger; the restructured and asset based credit facilities; expectations or arrangements for the Company's leased planes and the effects thereof; effects of and exposure relating to Miami Air the expected completion and/or effects of the Reorganization Plan; the termination of joint venture/agency agreements and the Company's ability to recover assets in connection therewith; the Company's plan to reduce costs (including the scope, timing, impact and effects thereof); past and planned headcount reductions (including the scope, timing, impact and effects thereof); potential annualized cost savings; changes in the Company's dedicated charter fleet strategy (including the scope, timing, impact and effects thereof); the Company's plans to outsource leased planes, the Company's ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof), the Company's ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company's services to domestic and global economic conditions; cost management efforts; expected growth; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge (including the settlement thereof) or other litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.

         The Company's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Circle merger, including the integration of its systems, operations and other businesses; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects); the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; the finalization of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the timing, success and effects of the Company's restructuring and other changes to its leased aircraft arrangements, whether the Company enters into arrangements with third parties relating to such leased aircraft and the terms of such arrangements, the results of the new air network, responses of customers to the Company's actions by the Company's principal shareholder; actions by Miami Air and its creditors; accuracy of accounting and other estimates; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions; the Company's future financial and operating results, cash needs and demand for its services; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission including those detailed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" in the Company's Form 10-K for the year ended December 31, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those

                                    EGL, INC.

indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      EXHIBITS.

         *3.1 Second Amended and Restated Articles of Incorporation of the Company, as amended. (Filed as Exhibit 3 (i) to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 29,2000 and incorporated herein by reference.)

         *3.2 Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of the Company (Filed as Exhibit 3 (ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2001 and incorporated herein by reference.)

         *3.3 Amended and Restated Bylaws of the Company, as amended. (Filed as Exhibit 3 (ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference.)

         *4.1 Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock. (Filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference.)

* Incorporated by reference as indicated.


(b)      REPORTS ON FORM 8-K.

              NONE

                                    EGL, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                            EGL, INC.
                                                      ---------------------
                                                          (Registrant)



   Date:   May 15, 2002                              BY: /s/ James R. Crane
           ------------                             -----------------------
                                                         James R. Crane
                                                  Chairman, President and Chief
                                                        Executive Officer


   Date:  May 15, 2002                                BY: /s/ Elijio V. Serrano
          ------------                                  -----------------------
                                                        Elijio V. Serrano
                                                     Chief Financial Officer

                                INDEX TO EXHIBITS

         EXHIBITS                 DESCRIPTION
         --------                 -----------
         *3.1 Second Amended and Restated Articles of Incorporation of the Company, as amended. (Filed as Exhibit 3 (i) to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 29,2000 and incorporated herein by reference.)

         *3.2 Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of the Company (Filed as Exhibit 3 (ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2001 and incorporated herein by reference.)

         *3.3 Amended and Restated Bylaws of the Company, as amended. (Filed as Exhibit 3 (ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference.)

         *4.1 Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock. (Filed as Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference.)



* Incorporated by reference as indicated.