Form 10-Q
period 2002-06-30
EGL INC
filed 2002-08-14
CIK 1001718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the transition period from _____________ to______________


                         COMMISSION FILE NUMBER 0-27288

                                    EGL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             TEXAS
 (State or Other Jurisdiction of                         76-0094895
 -------------------------------               ---------------------------------
  Incorporation or Organization)               (IRS Employer Identification No.)


                    15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                 (281) 618-3100
   -------------------------------------------------------------------------
   (Address of Principal Executive Offices, Including Registrant's Zip Code,
                   and Telephone Number, Including Area Code)

                                       N/A
              ---------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report



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

At August 1, 2002 the number of shares outstanding of the registrant's common stock was 48,985,905.

                                    EGL, INC.
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION                                              PAGE

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of
  June 30, 2002 and December 31, 2001                                         1

Condensed Consolidated Statements of Operations for the
  Six Months ended June 30, 2002 and 2001                                     2

Condensed Consolidated Statements of Operations for the Three
  Months ended June 30, 2002 and 2001                                         3

Condensed Consolidated Statements of Cash Flows for
  the Six Months ended June 30, 2002 and 2001                                 4

Condensed Consolidated Statement of Stockholders'                             5
  Equity for the Six Months ended June 30, 2002

Notes to Condensed Consolidated Financial Statements                          6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                               19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          32

PART II.  OTHER INFORMATION                                                  32

SIGNATURES                                                                   37

INDEX TO EXHIBITS                                                            38

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except par values)

                                                                               JUNE 30,      DECEMBER 31,
                                           ASSETS                                2002            2001
                                                                               ---------     ------------
  Current assets:
      Cash and cash equivalents                                                $ 124,753      $  77,440
      Restricted cash                                                              6,598          5,413
      Short-term investments and marketable securities                                13          3,442
      Trade receivables, net of allowance of $12,956 and $11,628                 338,378        365,505
      Other receivables                                                            8,752         10,868
      Deferred tax asset                                                          16,587         23,631
      Income tax receivable                                                         --            3,125
      Other current assets                                                        27,449         29,411
                                                                               ---------      ---------
           Total current assets                                                  522,530        518,835
  Property and equipment, net                                                    145,658        152,922
  Investments in unconsolidated affiliates                                        40,213         46,018
  Goodwill, net                                                                   80,495         78,901
  Deferred tax asset                                                              19,587          6,266
  Other assets, net                                                               14,366         14,237
                                                                               ---------      ---------
           Total assets                                                        $ 822,849      $ 817,179
                                                                               =========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Notes payable                                                            $   6,780      $   7,950
      Trade payables and accrued transportation costs                            225,597        216,073
      Accrued salaries and related costs                                          27,853         27,982
      Accrued restructuring merger and integration costs                           5,348          8,879
      Income tax payable                                                           1,436           --
      Other liabilities                                                           54,121         54,048
                                                                               ---------      ---------
           Total current liabilities                                             321,135        314,932
  Notes payable                                                                  102,979        103,774
  Deferred tax liability                                                          14,721         19,155
  Other noncurrent liabilities                                                     6,585          6,194
                                                                               ---------      ---------
           Total liabilities                                                     445,420        444,055
                                                                               ---------      ---------
  Minority interests                                                               7,978          7,033
                                                                               ---------      ---------
  Commitments and contingencies
  Stockholders' equity:
      Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
      Common stock, $0.001 par value, 200,000 shares authorized; 50,048
          and 50,065 shares issued; 48,986 and 48,939 shares outstanding              49             49
      Additional paid-in capital                                                 158,456        158,317
      Retained earnings                                                          261,733        264,712
      Accumulated other comprehensive loss                                       (32,266)       (37,045)
      Unearned compensation                                                         (318)          (635)
      Treasury stock, 1,062 and 1,126 shares held                                (18,203)       (19,307)
                                                                               ---------      ---------
           Total stockholders' equity                                            369,451        366,091
                                                                               ---------      ---------
           Total liabilities and stockholders' equity                          $ 822,849      $ 817,179
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

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               ------------------------
                                                                                 2002            2001
                                                                               ---------      ---------
  Revenues                                                                     $ 774,261      $ 831,520
  Cost of transportation                                                         456,986        526,298
                                                                               ---------      ---------
  Net revenues                                                                   317,275        305,222

  Operating expenses:
        Personnel costs                                                          175,537        195,222
        Other selling, general and administrative expenses                       135,477        151,364
        Merger related restructuring and integration costs (Note 7)                   --          8,723
                                                                               ---------      ---------
  Operating income (loss)                                                          6,261        (50,087)
  Nonoperating expense, net                                                      (11,494)        (2,556)
                                                                               ---------      ---------
  Loss before benefit for income taxes                                            (5,233)       (52,643)
  Benefit for income taxes                                                        (2,041)       (20,420)
                                                                               ---------      ---------

  Loss before cumulative effect of change in accounting                           (3,192)       (32,223)

  Cumulative effect of change in accounting for negative goodwill (Note 2)           213             --
                                                                               ---------      ---------
  Net loss                                                                     $  (2,979)     $ (32,223)
                                                                               =========      =========
  Basic and diluted loss per share before
        cumulative effect of change in accounting                              $   (0.07)     $   (0.68)

  Cumulative effect of change in accounting for negative goodwill                   0.01           --
                                                                               ---------      ---------

  Basic and diluted net loss per share                                         $   (0.06)     $   (0.68)
                                                                               =========      =========
  Basic and diluted weighted-average common shares outstanding                    47,901         47,564

      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)



                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                        ------------------------
                                                                          2002            2001
                                                                        ---------      ---------
  Revenues                                                              $ 402,262      $ 409,201
  Cost of transportation                                                  239,107        263,169
                                                                        ---------      ---------
  Net revenues                                                            163,155        146,032

  Operating expenses:
        Personnel costs                                                    90,177        100,681
        Other selling, general and administrative expenses                 68,177         79,951
        Merger related restructuring and integration costs (Note 7)           --           1,178
                                                                        ---------      ---------
  Operating income (loss)                                                   4,801        (35,778)
  Nonoperating expense, net                                                (3,264)        (1,595)
                                                                        ---------      ---------

  Income (loss) before provision (benefit) for income taxes                 1,537        (37,373)
  Provision (benefit) for income taxes                                        599        (14,201)
                                                                        ---------      ---------


  Net income (loss)                                                     $     938      $ (23,172)
                                                                        =========      =========

  Basic earnings (loss) per share                                       $    0.02      $   (0.49)
  Basic weighted-average common shares outstanding                         47,895         47,570

  Diluted earnings (loss) per share                                     $    0.02      $   (0.49)
  Diluted weighted-average common shares outstanding                       48,152         47,570



       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)



                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                   -----------------------
                                                                                    2002           2001
                                                                                   ---------     ---------
  Cash flows from operating activities:
       Net loss                                                                    $  (2,979)     $(32,223)
       Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                               14,869        15,526
          Provision for doubtful accounts, net of write offs                           4,821        (2,478)
          Amortization of unearned compensation                                          317           347
          Deferred income tax benefit                                                (10,715)      (14,475)
          Tax benefit of stock options exercised                                         134         2,577
          Unrealized gain on marketable securities                                      --          (2,299)
          Equity in (earnings) losses of affiliates, net of dividends received          (848)        1,761
          Minority interests, net of dividends paid                                      606           776
          Transfer to restricted cash                                                 (1,185)         --
          Cumulative effect of change in accounting for negative
               goodwill (Note 2)                                                        (213)         --
          Impairment of investment in an unconsolidated affiliate                      6,653          --
          Other                                                                          766          --
          Net effect of changes in working capital                                    34,537         5,138
                                                                                   ---------      --------
  Net cash provided by (used in) operating activities                                 46,763       (25,350)
                                                                                   ---------      --------

  Cash flows from investing activities:
          Capital expenditures                                                        (9,813)      (31,163)
          Proceeds from sales of other assets                                          7,350         8,970
          Proceeds from sale-lease back transactions                                   2,462          --
          Acquisitions of businesses, net of cash acquired                              --            (652)
          Other                                                                         --           2,243
                                                                                   ---------      --------
  Net cash used in investing activities                                                   (1)      (20,602)
                                                                                   ---------      --------

  Cash flows from financing activities:
          Repayment of notes payable                                                  (1,528)       (1,886)
          Increase in borrowings on notes payable                                        --         43,045
          Issuance of common stock                                                       779           733
          Proceeds from exercise of stock options                                        330         3,200
                                                                                   ---------      --------
  Net cash provided by (used in) financing activities                                   (419)       45,092
                                                                                   ---------      --------

  Effect of exchange rate changes on cash and cash equivalents                           970        (7,461)
                                                                                   ---------      --------

  Increase (decrease) in cash and cash equivalents                                    47,313        (8,321)
  Cash and cash equivalents, beginning of the period                                  77,440        60,001
                                                                                   ---------      --------
  Cash and cash equivalents, end of the period                                     $ 124,753      $ 51,680
                                                                                   =========      ========

      See notes to unaudited condensed consolidated finanacial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                                                           Accumulated
                                                 Additional                                                    other
                              Common stock         paid-in     Unearned     Retained  Treasury   Stock     comprehensive
                             Shares    Amount      capital   compensation   earnings   Shares    Amount        loss         Total
                             ------    ------    ----------  ------------   --------   ------    ------    -------------   -------
  Balance at
    December 31, 2001        48,939    $  49      $158,317      ($635)      $264,712    (1,126)  $(19,307)  ($37,045)     $366,091

  Comprehensive loss:
  Net loss                                                                    (2,979)                                       (2,979)
    Change in value
      of marketable
      securities, net                                                                                            (14)          (14)
    Amortization of
      unrealized loss
      on interest rate
      swap                                                                                                       761           761
    Foreign currency
      translation
      adjustments                                                                                              4,032         4,032
  Comprehensive income
  Issuance of shares
    under stock
    purchase plan                                    (325)                                  64      1,104                      779
  Exercise of stock
    options, including
    tax benefit                  47                   464                                                                      464
  Amortization of
    unearned
    compensation                                                  317                                                          317

                            -------   ------     --------       -----        --------   ------   --------   --------      --------
  Balance at
    June 30, 2002            48,986  $    49     $158,456       $(318)       $261,733   (1,062)  $(18,203)  $(32,266)     $369,451
                            =======  =======     ========       =====        ========   ======   ========   ========      ========



       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No.0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for EGL's full fiscal year. The Company has reclassified certain prior period amounts to conform to the current period presentation.


Note 1 - Organization, operations and significant accounting policies:

         EGL is an international transportation and logistics company. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, Africa, South America and the South Pacific (Note 13).

         The accompanying condensed consolidated financial statements include EGL and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by U.S. generally accepted accounting principles; management's understanding of the Company's business - both historical results and expected future results; the extent to which operational controls exist that provide a high degree of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy - domestically, globally and within various sectors that serve as principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the selection of estimates which could be viewed as conservative or aggressive by others - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to select the most appropriate estimate using its business and financial accounting judgment, however, actual results could and will differ from those estimates.

                                    EGL, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (continued)

Comprehensive Income

         Components of comprehensive income for the three and six months ended June 30, 2002 and 2001 are follows:


                                    SIX MONTHS    SIX MONTHS     THREE MONTHS     THREE MONTHS
                                       ENDED        ENDED           ENDED            ENDED
                                     JUNE 30,      JUNE 30,        JUNE 30,         JUNE 30,
                                      2002           2001           2002             2001
                                    ----------    ----------     -------------    ------------
Net income (loss)                   $ (2,979)     $ (32,223)      $    938         $ (23,172)
Change in value of marketable
  securities, net                        (14)           (26)           (17)               --
Amortization of unrealized loss
  on interest rate swap                  761             --            381                --
Change in value of cash flow
  hedge                                   --           (360)            --              (360)
Foreign currency translation
  adjustments                          4,032         (7,076)         6,219             (2,731)
                                    --------       --------        -------          ---------
Comprehensive income (loss)         $  1,800       $(39,685)       $ 7,521          $ (26,263)
                                    ========       ========        =======          =========



Note 2 - New accounting pronouncements:

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill arising from new transactions to be written off immediately as an extraordinary gain, and for pre-existing transactions to be recognized as the cumulative effect of a change in accounting principle. The Company adopted FAS 141 effective January 1, 2002 and recognized approximately $213,000 of negative goodwill as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the six months ended June 30, 2002.

         SFAS 142 supersedes APB Opinion No. 17, Intangible Assets and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized; goodwill should be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life should be tested for impairment at least annually; and the amortization of intangible assets with finite lives is no longer limited to forty years. SFAS 142 does not presume that all intangible assets are wasting assets. In addition, this standard provides specific guidance on how to determine and measure goodwill impairment. Intangible assets that have finite useful lives will continue to be amortized over their estimated useful lives, but without the constraint of an arbitrary useful life as was the case under APB Opinion No 17. SFAS 142 requires additional disclosures including information about carrying amounts of goodwill and other intangible assets, and estimates relating to future intangible asset amortization expense. The Company adopted this standard effective January 1, 2002 (See Note 4).

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

                                    EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The Company will adopt SFAS 143 beginning January 1, 2003 and does not believe that it will have any material impact on its results of operations, financial position or cash flows.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 as of January 1, 2002 with no impact on its results of operations, financial condition, or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement that gains and loss from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Further, SFAS 145 amends paragraph 14(a) of SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification results in recognition of the gain or loss in the financial statements and is subject to SFAS No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and is subject in its entirety to the sale-leaseback rules of SFAS No. 98, Accounting for Leases: Sales-Leaseback Transactions involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct costs of Direct Financing Leases. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company adopted SFAS 145 with no material impact on its results of operations, financial condition or cash flows.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 replaces Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of a liability. SFAS 146 states that an entity's commitment to a plan does not create a present obligation to others that meets the definition of a liability. Generally, SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's management is in the process of evaluating the impact, if any, of SFAS 146 and currently does not expect the impact, if any, to be material to its results of operations, financial condition or cash flows.

Note 3 -Derivative instruments:

         In April 2001, the Company entered into an interest rate swap agreement, which had been designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR-based revolving credit facility or any substitutive debt agreements the Company enters into. Accordingly, the change in the fair value of the swap agreement was recorded in other comprehensive income (loss). In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from the notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible subordinated notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualified for cash flow hedge accounting and was undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001 was $2.0 million and is being amortized to interest expense over the remaining life of the swap agreement and subsequent changes in the fair value of the swap agreement will be recorded in interest expense. During the three and six months ended June 30, 2002, the Company recorded $1.1 million and $1.3 million, respectively, net interest expense which includes $594,000 and $319,000, respectively, relating to amortization and changes in the fair value of the swap agreement.

                                    EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 4 - Goodwill and other intangible assets:

         As discussed in Note 2, the Company adopted SFAS 142 effective January 1, 2002. SFAS 142 requires the suspension of the amortization of goodwill and certain intangible assets with an indefinite useful life. The Company has suspended its amortization of goodwill and does not have any intangible assets that have an indefinite useful life.


         The following table shows the unaudited effects of SFAS 142 for historical results had goodwill not been amortized during that period:


                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                       JUNE 30, 2001         JUNE 30, 2001
                                                     ------------------    -----------------
Reported net loss                                         $ (23,172)             $ (32,223)

Adjustments:
Amortization of goodwill                                        851                  2,025
                                                         ----------              ---------

Adjusted net loss                                         $ (22,321)              $(30,198)

Reported net loss per share - basic                           (0.49)                 (0.68)
Adjusted net loss per share - basic                           (0.47)                 (0.64)
Reported net loss per share - diluted                         (0.49)                 (0.68)
Adjusted net loss per share - diluted                         (0.47)                 (0.64)


         The implementation of SFAS 142 requires that goodwill be tested for impairment using a two-step approach. The first step is used to identify potential impairment by calculating a "fair value" of the reporting unit. The calculated fair value amount in step one is then compared to the carrying amount of the reporting unit including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. The calculation used for step one gives the estimated "fair value" which is then compared to the carrying amount of each reporting unit including goodwill. If the estimated fair value exceeds the carrying value, no further analysis is required. If the estimated fair value is less than the carrying value of the assets, a prescribed step two calculation is required to determine the amount of impairment to be recorded in the Company's statement of operations. The initial impairment recognition would be accounted for as a cumulative effect of change in accounting principle.

         Reporting unit is a new term under the guidance of SFAS 142. SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. The Company's assessment of reporting units included an analysis of its network of approximately 400 facilities, agents and distribution centers located in over 100 countries on six continents. SFAS 142 required the Company to evaluate how its international units function within its network and how its international management reviews the results of operations. The Company determined that its reporting units for the purpose of SFAS 142 are the same as its operating segments as defined by SFAS 131 which are: North America, Europe & Middle East, South America and Asia & South Pacific.

         During the second quarter of 2002, the Company completed the step one analysis under SFAS 142 to test for goodwill impairment. The Company's required assessment of goodwill related to each of its reporting units under step one of SFAS 142 did not result in an impairment; therefore step two under SFAS 142 was not required. The estimated fair value

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

calculated and referred to above is merely an estimate based upon a number of defined assumptions. The actual fair value of each reporting unit may vary significantly from its estimated fair value.

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

         In connection with the Company's investment in Miami Air, the two parties entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term. The Company caused a $7 million standby letter of credit to be issued in favor of certain creditors of Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect of the letter of credit. As of June 30, 2002, Miami Air had no funded debt under the line of credit that is supported by the $7 million standby letter of credit. However, as of June 30, 2002, Miami Air had outstanding $2.6 million in letters of credit and surety bonds supported by the $7 million standby letter of credit.

         During the first four months of 2002, there were three aircraft subject to the aircraft charter agreement for which the Company paid Miami Air $6.1 million. In May 2002, the Company and Miami Air agreed to cancel the aircraft charter agreement for the three planes as of May 9, 2002, and the Company paid $450,000 for services rendered in May 2002 and aircraft repositioning costs.

         The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air informed EGL that the amount due Miami Air's bank (which is secured by seven 727 planes) was significantly higher than the market value of those planes. In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that are expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank and lessors to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes and had informed the Company that its creditors had indicated a willingness to make concessions. In May 2002, the Company was informed that Miami Air's creditors were no longer willing to make concessions and that negotiations with creditors had reached an impasse and no agreement appeared feasible. Accordingly, in the first quarter of 2002, the Company recognized an other than temporary impairment of the carrying value of its $6.7 million common stock investment in Miami Air, which carrying value included a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, the Company recorded a reserve of $1.3 million for its estimated exposure on the outstanding letters of credit supported by the $7 million standby letter of credit. There can be no assurance that the ultimate loss, if any, will not exceed such estimate.

Note 6 - Earnings (loss) per share

         Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock and stock options were exercised. Stock options and convertible notes (see Note 8 and 10) are the only potentially dilutive common stock equivalents that the Company had outstanding for the periods presented. The number of incremental shares used in the calculation of diluted earnings per share for the three months ended June 30, 2002 was 257,000. The 5.7 million shares relating to our convertible debt were excluded as their effect would have been antidilutive. There were no common stock equivalents related to options outstanding or the convertible notes included in diluted earnings per share for the six months ended June 30, 2002 and the three and six months ended June 30, 2001, respectively, because their effect would have been antidilutive as the Company incurred a net loss during those periods.

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 7 - Merger restructuring and integration costs:

         During the three and six months ended June 30, 2001, the Company incurred $1.2 million and $8.7 million of merger related restructuring and integration costs related to its acquisition of Circle International Group, Inc. (Circle) in 2000. During the three and six months ended June 30, 2002, the Company did not incur any such additional merger related costs.

         The Company maintains a reserve for charges established under its plan to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger. The principal components of the plan involved the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made, the terms of the plan were completed in 2001. The remaining unpaid accrued charges as of June 30, 2002 are as follows (in thousands):


                                                      ACCRUED                           ACCRUED
                                                     LIABILITY                         LIABILITY
                                                    DECEMBER 31,        PAYMENTS/       JUNE 30,
                                                       2001            REDUCTIONS        2002
                                                  --------------      ------------     --------

Severance costs                                      $   913            $    (31)      $    882
Future lease obligations, net of subleasing            6,963              (2,693)         4,270
Termination of joint venture/agency agreements         1,003                (807)           196
                                                     -------            --------       --------
                                                     $ 8,879            $ (3,531)      $  5,348
                                                     =======            ========       ========


         The payments to be made for remaining future lease obligations is net of approximately $27.9 million in anticipated future recoveries from actual or expected sublease agreements. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.


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

         The notes are convertible at any time up to four trading days prior to maturity into shares of common stock at a conversion price of approximately $17.43 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion, in connection with an optional redemption. The shares that are potentially issuable may impact the Company's diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of June 30, 2002, the fair value of these notes was $119.6 million.

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


         The Company may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a change in control (as defined in the indenture for the notes), a noteholder may require the Company to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

         The notes are general unsecured obligations of the Company. The notes are subordinated in right of payment to all of the Company's existing and future senior indebtedness as defined in the indenture. The Company and its subsidiaries are not prohibited from incurring senior indebtedness or other debt under the indenture for the notes. The notes impose some restrictions on mergers and sales of substantially all of the Company's assets.

Credit agreements

         Effective December 20, 2001, the Company amended and restated its then existing credit facility. The amended and restated credit facility (Restated Credit Facility), which was amended effective as of March 7, 2002, is with a syndicate of three financial institutions, with Bank of America (the Bank) as collateral and administrative agent for the lenders, and matures on December 20, 2004. The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

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

         The aggregate of the last four sub-bullet points above is referred to as the Company's eligible borrowing base. The Restated Credit Facility includes a $50 million letter of credit subfacility. The Company had $31.7 million in standby letters of credit outstanding as of June 30, 2002 under this facility.

         The maximum amount that the Company can borrow at any particular time may be less than the amount of its revolving credit line because the Company is required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on the Company's eligible borrowing base. The required amount of borrowing availability is currently $25 million. The amount of borrowing availability is determined by subtracting the following from the Company's eligible borrowing base: (a) the Company's borrowings under the Restated Credit Facility; and (b) the Company's accounts payable and the accounts payable of all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

         For each tranche of principal borrowed under the revolving line of credit, the Company may elect an interest rate of either LIBOR plus an applicable margin of 2.50%, which is subject to adjustment after June 30, 2002 to 2.00% to

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

         The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company's assets, and is guaranteed by all domestic subsidiaries and the Company's Canadian operating subsidiary. In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if the Company's eligible borrowing base falls below $40 million. Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company's operations, assets or financial condition or the Company's ability (including the Company's domestic subsidiaries or its Canadian operating subsidiary) to perform under the Restated Credit Facility.

         During the six months ended June 30, 2002, the Company had no borrowings under this facility and as of June 30, 2002, had available unused borrowing capacity of $43.3 million.

Other bank lines of credit and guarantees

         At June 30, 2002, the Company's $10 million bank line of credit, which was in addition to the $50 million Restated Credit Facility, expired. The Company did not renew this line of credit, and the Company's foreign operations replaced the previous outstanding letters of credit with other types of guarantees.

         Additionally, several of the Company's foreign operations guarantee amounts associated with the Company's custom brokerage services. As of June 30, 2002, these outstanding guarantees approximated $27.2 million.

Note 9 - Off balance sheet financing

Sale/leaseback agreement

         On March 31, 2002, the Company entered into a transaction whereby it sold its San Antonio, Texas property with a net book value of $2.5 million to an unrelated third party for $2.5 million, net of closing costs. One of the Company's subsidiaries subsequently leased the property for a term of 10 years, with options to extend the initial term for up to 23 years. Under the terms of the new lease agreement, the quarterly lease payment is approximately $84,750, which amount is subject to escalation after the first year based on increases in the Consumer Price Index. A pre-tax loss of $42,000 on the sale of this property was recognized in the first quarter 2002 in the accompanying statement of operations.

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Synthetic lease agreements

         The Company has entered into two operating lease arrangements that involve a special purpose entity, which acquired title to properties, paid for the construction costs and leased back to the Company real estate at some of the Company's terminal and warehouse facilities. This kind of leveraged financing structure is commonly referred to as a "synthetic lease."

         A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and under generally accepted accounting principles is not reflected in the Company's accompanying condensed consolidated balance sheet. Thus, the obligations are not recorded as debt and the underlying properties are not recorded as assets on the Company's condensed consolidated balance sheet. Under a synthetic lease, the Company's rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments and are excluded from the Company's aggregate debt maturities. A synthetic lease is generally preferable to a conventional real estate lease since the lessee benefits from attractive interest rates and the ability to claim depreciation under tax laws.

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

         The Company has an option, exercisable at anytime during the lease term, and under particular circumstances may be obligated, to acquire the financed facilities for an amount equal to the outstanding lease balance. If the Company does not exercise the purchase option, or does not otherwise meet its obligations, the Company is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits. The Company expects that the amount of any deficiency payment would be expensed. The Company may also have to find other suitable facilities to operate in or potentially be subject to a reduction in revenues and other operating activities.

         Under the terms of the master operating synthetic lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations currently approximate $103,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facilities, is due in November 2002. As of June 30, 2002, the aggregate lease balance was approximately $13.7 million.

         As of June 30, 2002, the Company had received a non-binding letter of intent to purchase, by an unrelated third party, four of the five properties covered by the master synthetic operating lease for $15.3 million which amount is greater than the outstanding lease balance. Under this letter of intent, the purchaser would immediately lease the properties back to the Company. The Company is still in the negotiation process on the terms of the lease. This sale-leaseback transaction is scheduled to close the first week of October 2002. In the event this transaction is not completed, management intends to seek alternative financing relating to the properties. There was no deficiency between the lease balance and fair market value of the remaining property not covered by the letter of intent as of June 30, 2002.

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Other synthetic lease and related capital lease

         During 1998, Circle entered into two lease agreements related to one of its domestic terminal facilities. One of the lease agreements relates to land and is currently being accounted for as a synthetic operating lease. The Company is required to make semi-annual payments of $139,000 for 5 more years. The second agreement relates to buildings and improvements and is accounted for as capital lease rather than as a synthetic lease. Therefore, the fixed asset and related liability for the second lease are included in the accompanying condensed consolidated balance sheet. Property under the capital lease is amortized over the lease term. As of June 30, 2002, the carrying value of property held under the building and improvements lease was $3.3 million, which is net of $2.3 million of accumulated amortization. At June 30, 2002, the outstanding liability related to the principal balances on these leases was approximately $12.9 million. The Company is also required to make semi-annual payments of $304,000 related to the building and improvements lease.

Note 10 - Stock options:

         As of June 30, 2002, the Company had outstanding non-qualified stock options to purchase an aggregate of 5.4 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $5.50 to $33.81). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the six months ended June 30, 2002, of non-qualified stock options to purchase an aggregate of 46,925 shares of common stock, the Company is entitled to an income tax deduction of approximately $134,000. Accordingly, the Company recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and the Company's ability to fully utilize any tax deductions.


Note 11 - Litigation:

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

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th, and October 5th) which will occur immediately after the effective date of the Consent Decree. The Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of June 30, 2002, the Company had funded $2.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying condensed consolidated balance sheets. Total related accrued liabilities included in the accompanying condensed consolidated balance sheet at June 30, 2002 and December 31, 2001 were $13.8 million and $14.3 million, respectively.

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

Other
         In addition to the EEOC matter, the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Note 12 - Related party transactions:

         In conjunction with the Company's business activities, the Company periodically utilizes aircraft owned by entities controlled by Mr. Crane. On October 30, 2000, the Company's Board of Directors approved a change in this arrangement whereby the Company would reimburse Mr. Crane for the $112,000 monthly lease obligation and other related costs on this aircraft and the Company would bill Mr. Crane for any use of this aircraft unrelated to company business on an hourly basis. During the three and six months ended June 30, 2001, the Company reimbursed Mr. Crane $300,000 and $700,000, respectively, in lease payments and related costs on the aircraft. In August 2001, the Company revised its agreement with Mr. Crane whereby the Company is now charged for actual usage of the plane on an hourly basis and is billed on a periodic basis. During the three and six months ended June 30, 2002, the Company paid Mr. Crane $409,000 and $755,000, respectively, for actual hourly usage of the plane.

         The Company subleases a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by Mr. Crane. The Company did not receive any rental income for the three months ended June 30, 2002 and received $21,000, for the six months ended June 30, 2002. In addition, the Company billed this customer approximately $20,000 and $55,000, respectively, for freight forwarding services for the three and six months ended June 30, 2002.

Note 13 - Business segment information:

EGL's reportable segments are geographic segments that offer similar products and services. They are managed separately because each segment requires close customer contact and each segment is affected by similar economic conditions. Certain information regarding EGL's operations by region is summarized below (in thousands):

                                                                          Europe          Asia
                                            North         South         Middle East     & South
                                           America       America         & Africa       Pacific      Eliminations    Consolidated
                                         -----------     ---------     -----------    ----------     ------------    ------------

  Six months ended June 30, 2002:
       Total revenues                    $   472,839     $  34,677      $ 127,696      $ 162,943      $ (23,894)     $ 774,261
       Transfers between regions              (6,797)       (2,495)        (7,132)        (7,470)        23,894           --
                                         -----------     ---------      ---------      ---------      ---------      ---------
       Revenues from customers           $   466,042     $  32,182      $ 120,564      $ 155,473      $      --      $ 774,261
                                         ===========     =========      =========      =========      =========      =========
       Net revenues                      $   210,138     $   7,727      $  58,994      $  40,416                     $ 317,275
                                         ===========     =========      =========      =========                     =========

       Income (loss) from operations     $    (7,819)    $     487      $   4,812      $   8,781                     $   6,261
                                         ===========     =========      =========      =========                     =========

  Six months ended June 30, 2001:
       Total revenues                    $   531,508     $  29,054      $ 118,443      $ 175,090      $ (22,575)     $ 831,520
       Transfers between regions              (7,235)       (2,890)        (7,172)        (5,278)        22,575            --
                                         -----------     ---------      ---------      ---------      ---------      ---------

       Revenues from customers           $   524,273     $  26,164      $ 111,271      $ 169,812      $     --       $ 831,520
                                         ===========     =========      =========      =========      =========      =========
       Net revenues                      $   200,440     $   6,911      $  54,422      $  43,449                     $ 305,222
                                         ===========     =========      =========      =========                     =========
       Income (loss) from operations     $  (66,301)     $  (1,305)     $   5,801      $  11,718                     $ (50,087)
                                         ===========     =========      =========      =========                     =========

                                   EGL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                                                          Europe          Asia
                                            North         South         Middle East     & South
                                           America       America         & Africa       Pacific      Eliminations    Consolidated
                                         -----------     ---------     -----------    ----------     ------------    ------------
Three months ended June 30, 2002:
     Total revenues                      $ 243,500       $  17,796      $  65,966      $  87,249      $(12,249)      $ 402,262
     Transfers between regions              (3,296)         (1,290)        (3,635)        (4,028)       12,249              --
                                         ---------       ---------      ---------      ---------      ---------      ---------
     Revenues from customers             $ 240,204       $  16,506      $  62,331      $  83,221      $     --       $ 402,262
                                         =========       =========      =========      =========      =========      =========
     Net revenues                        $ 107,138       $   3,923      $  30,805      $  21,289                     $ 163,155
                                         =========       =========      =========      =========                     =========

     Income (loss) from operations       $  (2,466)      $     155      $   2,776      $   4,336                     $   4,801
                                         =========       =========      =========      =========                     =========

Three months ended June 30, 2001:
     Total revenues                      $ 258,733        $ 12,929       $ 59,359       $ 87,554      $ (9,374)      $ 409,201
     Transfers between regions              (1,266)         (1,736)        (3,743)        (2,629)        9,374               -
                                         ---------       ---------      ---------      ---------      ---------      ---------
     Revenues from customers             $ 257,467        $ 11,193       $ 55,616       $ 84,925      $     --       $ 409,201
                                         =========       =========      =========      =========      =========      =========

     Net revenues                         $ 91,778        $  3,436       $ 27,981       $ 22,837                     $ 146,032
                                         =========       =========      =========      =========                     =========

     Income (loss) from operations       $ (42,921)      $  (1,048)      $  3,168       $ 5,023                      $(35,778)
                                         =========       =========      =========      =========                     =========


         Revenues from transfers between regions represents approximate amounts that would be charged if an unaffiliated company provided the services. Total regional revenues are reconciled with total consolidated revenues by eliminating inter-regional revenues.

                                   EGL, INC.


Item 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors, which have affected certain aspects of the Company's financial position, operating results and cash flows during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 0-27288).


                                                         Six Months Ended June 30,
                                       ----------------------------------------------------------
                                                   2002                           2001
                                       ---------------------------    ---------------------------
                                                           % of                           % of
                                          Amount         Revenues        Amount         Revenues
                                       -----------      ----------    ------------     ----------
                                                   (in thousands, except percentages)
Revenues:
     Air freight forwarding            $  582,953           75.3      $  643,140           77.3
     Ocean freight forwarding              91,396           11.8          87,911           10.6
     Customs brokerage and other           99,912           12.9         100,469           12.1
                                       -----------      ---------     -----------       --------
Revenues                               $  774,261          100.0      $  831,520          100.0
                                       ===========      =========     ===========       ========



                                                        % of Net                        % of Net
                                          Amount         Revenues        Amount         Revenues
                                       -----------      ----------    ------------     ----------

Net revenues:
     Air freight forwarding            $  188,936           59.5      $  177,427           58.1
     Ocean freight forwarding              28,427            9.0          27,326            9.0
     Customs brokerage and other           99,912           31.5         100,469           32.9
                                       -----------      ---------     -----------       --------
Net revenues                              317,275          100.0         305,222          100.0
                                       -----------      ---------     -----------       --------

Operating expenses:
     Personnel costs                      175,537           55.3         195,222           64.0
     Other selling, general and
          administrative expenses         135,477           42.7         151,364           49.6
     Restructuring
           and integration costs                -            0.0           8,723            2.9
                                       -----------      ---------     -----------       --------

Operating income (loss)                     6,261            2.0         (50,087)         (16.5)
Nonoperating expense, net                 (11,494)          (3.6)         (2,556)          (0.8)
                                       -----------      ---------     -----------       --------

Income loss before benefit for
     income tax                            (5,233)          (1.6)        (52,643)         (17.3)
Benefit for income taxes                   (2,041)          (0.6)        (20,420)          (6.7)
                                       -----------      ---------     -----------       --------
Loss before change in accounting
     for negative goodwill                 (3,192)          (1.0)        (32,223)         (10.6)
Cumulative effect of change in
     accounting for negative
        goodwill (Note 2)                     213            0.1               -            0.0
                                       -----------      ---------     -----------       --------
Net loss                               $   (2,979)          (0.9)     $  (32,223)         (10.6)
                                       ===========      =========     ===========       ========


                                    EGL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS  -- (Continued)


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Revenues. Revenues decreased $57.2 million, or 6.9%, to $774.3 million in the six months ended June 30, 2002 compared to $831.5 million in the six months ended June 30, 2001 primarily due to decreases in air freight forwarding revenue. Net revenues, which represent revenues less freight transportation costs, increased $12.1 million, or 4.0%, to $317.3 million in the six months ended June 30, 2002 compared to $305.2 million in the six months ended June 30, 2001 due to an increase in air freight forwarding and ocean freight forwarding offset by a decrease in customs brokerage and other net revenues.

         Air freight forwarding revenue. Air freight forwarding revenue decreased $60.1 million, or 9.4%, to $583.0 million in the six months ended June 30, 2002 compared to $643.1 million in the six months ended June 30, 2001 primarily as a result of volume decreases in North America, Europe and Asia Pacific offset by volume increases in South America. Airfreight forwarding net revenue increased $11.5 million, or 6.5%, to $188.9 million in the six months ended June 30, 2002, as compared to $177.4 million in the six months ended June 30, 2001. The air freight forwarding margin increased to 32.4% for the six months ended June 30, 2002, compared to 27.6% for the six months ended June 30, 2001. The volume decreases were primarily due to the weakened global economy. North America was also adversely affected by the shift from air expedited shipments (next day out, next night, or second day time definite shipments) to economy ground deferred shipments (third or fourth day). The increase in margin was primarily related to the elimination of the U.S. dedicated charter network in 2002, better yield management from our consolidation mix and better buying opportunities on our international freight forwarding services.

         Ocean freight forwarding revenue. Ocean freight forwarding revenue increased $3.5 million, or 4.0%, to $91.4 million in the six months ended June 30, 2002 compared to $87.9 million in the six months ended June 30, 2001, while ocean freight forwarding net revenue increased $1.1 million, or 4.0%, to $28.4 million in the six months ended June 30, 2002 compared to $27.3 million in the six months ended June 30, 2001. The increase was principally due to volume increases in Asia Pacific. The ocean freight forwarding margin remained unchanged at 31.1% in the six months ended June 30, 2002 compared to 31.1% in the six months ended June 30, 2001.

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, decreased $0.6 million, or 0.6%, to $99.9 million in the six months ended June 30, 2002 compared to $100.5 million in the six months ended June 30, 2001. The decrease was principally due to lower import activities in North America partially offset by higher logistics revenue in Europe.

         Personnel costs. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs decreased $19.7 million, or 10.1%, to $175.5 million in the six months ended June 30, 2002 compared to $195.2 million in the six months ended June 30, 2001. As a percentage of net revenues, personnel costs were 55.3% in the six months ended June 30, 2002, compared to 64.0% in the six months ended June 30, 2001. The reduction in personnel costs was a result of headcount reductions throughout 2001 which eliminated approximately 500 full-time employees, controls in the use of contract labor and a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter 2002.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses, excluding restructuring and integration costs, decreased $15.9 million, or 10.5%, to $135.5 million in the six months ended June 30, 2002 compared to $151.4 million in the six months ended June 30, 2001. As a percentage of net revenues, other selling, general and administrative expenses, excluding restructuring and integration costs, were 42.7% in the six months ended June 30, 2002 compared to 49.6% in the six months ended June 30, 2001. This decrease is primarily due to management initiatives on cost savings, the realization of merger related cost synergies, and the elimination of goodwill amortization expense due to the implementation of SFAS 142. These cost savings were partially offset by an increase in facility costs, insurance premium and depreciation expense. Although we completed the consolidation of many of our facilities, our facility costs increased by approximately $2.6 million as we are leasing more space than in the

                                    EGL, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS  -- (Continued)

previous year for our expanded warehousing and logistics services. The increase in depreciation expense was largely related to increases in computer software and office equipment depreciation. In addition, we had a net gain of $146,000 in the six months ended June 30, 2002 related to the sale of facilities in Australia and Japan.

         Restructuring and integration costs. During the six months ended June 30, 2002, we did not record any additional restructuring and integration costs as compared to $3.0 million of restructuring costs and $5.7 million integration costs recorded during the six months ended June 30, 2001.

         Nonoperating income (expense), net. For the six months ended June 30, 2002, we had net nonoperating expenses of $11.5 million compared to $2.6 million for the six months ended June 30, 2001. The $8.9 million change was primarily due to a reserve of $1.3 million for outstanding letters of credit guaranteed by us and an impairment charge of approximately $6.7 million for our investment in Miami Air which carrying amount includes a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. See Note 5 of the notes to the condensed consolidated financial statements. In addition, we had foreign exchange losses of $262,000 in the six months ended June 30, 2002 as compared to a gain of $184,000 for the six months ended June 30, 2001. The losses were primarily a result of volatility in the South American currencies. Nonoperating expense in the six months ended June 30, 2001 was reduced by a $2.3 million gain recognized by recording the market value of an investment that became available for sale.

         Effective tax rate. The effective income tax rate for the six months ended June 30, 2002 was 39.0% compared to 38.8% for the six months ended June 30, 2001. Our effective tax rate fluctuated primarily due to the elimination of goodwill amortization and changes in the level of pre-tax income in foreign countries that had different rates.

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

                                                       Three Months Ended June 30,
                                       ----------------------------------------------------------
                                                   2002                           2001
                                       ---------------------------    ---------------------------
                                                           % of                           % of
                                          Amount         Revenues        Amount         Revenues
                                       -----------      ----------    ------------     ----------
                                                   (in thousands, except percentages)
Revenues:
     Air freight forwarding            $  303,166           75.3      $  315,851           77.2
     Ocean freight forwarding              47,788           11.9          43,890           10.7
     Customs brokerage and other           51,308           12.8          49,460           12.1
                                       -----------      ---------     -----------       --------
Revenues                               $  402,262          100.0      $  409,201          100.0
                                       ===========      =========     ===========       ========



                                                        % of Net                        % of Net
                                          Amount         Revenues        Amount         Revenues
                                       -----------      ----------    ------------     ----------

Net revenues:
     Air freight forwarding            $   97,307           59.6      $   82,110           56.2
     Ocean freight forwarding              14,540            8.9          14,462           10.0
     Customs brokerage and other           51,308           31.5          49,460           33.8
                                       -----------      ---------     -----------       --------
Net revenues                              163,155          100.0         146,032          100.0
                                       -----------      ---------     -----------       --------

Operating expenses:
     Personnel costs                       90,177           55.3         100,681           68.9
     Other selling, general and
          administrative expenses          68,177           41.8          79,951           54.7
     Restructuring
           and integration costs                -            0.0           1,178            0.8
                                       -----------      ---------     -----------       --------

Operating income (loss)                     4,801            2.9         (35,778)         (24.4)
Nonoperating expense, net                  (3,264)          (2.0)         (1,595)          (1.1)
                                       -----------      ---------     -----------       --------

Income (loss) before provision
     (benefit) for income taxes             1,537            0.9         (37,373)         (25.5)
Provision (benefit) for income taxes          599            0.3         (14,201)          (9.6)
                                       -----------      ---------     -----------       --------

Net income (loss)                      $      938            0.6      $  (23,172)         (15.9)
                                       ===========      =========     ===========       ========


                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Revenues. Revenues decreased $6.9 million, or 1.7%, to $402.3 million in the three months ended June 30, 2002 compared to $409.2 million in the three months ended June 30, 2001 primarily due to decreases in air freight forwarding revenue. Net revenues, which represents revenues less freight transportation costs, increased $17.2 million, or 11.8%, to $163.2 million in the three months ended June 30, 2002 compared to $146.0 million in the three months ended June 30, 2001 due to an increase in both air freight forwarding and customs brokerage and other net revenues.

         Air freight forwarding revenue. Air freight forwarding revenue decreased $12.7 million, or 4%, to $303.2 million in the three months ended June 30, 2002 compared to $315.9 million in the three months ended June 30, 2001 primarily as a result of volume decreases in North America. The volume decreases were primarily due to the weakened U.S. economy. North America was also adversely affected by the shift from air expedited shipments next day out, next night or second day time definite shipments) to economy ground deferred shipments (third or fourth day).

         Air freight forwarding net revenue increased $15.2 million, or 18.5%, to $97.3 million in the three months ended June 30, 2002 compared to $82.1 million in the three months ended June 30, 2001. The air freight forwarding margin increased to 32.1% for the three months ended June 30, 2002 compared to 26.0% for the three months ended June 30, 2001 reflecting the elimination of the U.S. dedicated charter network in 2002, better yield management from our consolidation mix and better buying opportunities on our international freight forwarding services except for Asia Pacific where capacity constraints reduced margins.

         Ocean freight forwarding revenue. Ocean freight forwarding revenue increased $3.9 million, or 8.9%, to $47.8 million in the three months ended June 30, 2002 compared to $43.9 million in the three months ended June 30, 2001, while ocean freight forwarding net revenue remained constant at $14.5 million in the three months ended June 30, 2002 compared to $14.5 million in the three months ended June 30, 2001. Ocean freight forwarding margins decreased to 30.3% for the three months ended June 30, 2002 compared to 33.0% in the three months ended June 30, 2001. The increase in revenue was principally due to a reduction in consolidation activity in North America offset by improved trading levels in Europe and Asia Pacific. The decrease in margin was primarily due a change in the mix between ocean consolidation shipments and direct shipments. Ocean consolidation shipment activity increased by 24.2% where direct shipment activity declined by 13.4%

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, increased $1.8 million, or 3.6%, to $51.3 million in the three months ended June 30, 2002 compared to $49.5 million in the three months ended June 30, 2001 due to an increase in import and logistics activity in Europe and Asia Pacific.

         Personnel costs. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs decreased $10.5 million, or 10.4%, to $90.2 million in the three months ended June 30, 2002 compared to $100.7 million in the three months ended June 30, 2001. As a percentage of net revenues, personnel costs were 55.3% in the three months ended June 30, 2002 compared to 68.9% in the three months ended June 30, 2001. The reduction in personnel costs was a result of headcount reductions throughout 2001, which eliminated approximately 500 regular full-time employees, and a reduction in the use of contract labor.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses, excluding restructuring and integration costs, decreased $11.8 million, or 14.8%, to $68.2 million in the three months ended June 30, 2002 compared to $80.0 million in the three months ended June 30, 2001. As a percentage of net revenues, other selling, general and administrative expenses, excluding restructuring and integration costs, were 41.8% in the three months ended June 30, 2002 compared to 54.7% in the three months ended June 30, 2001. This decrease was primarily due to management initiatives on cost savings, realization of merger related cost synergies, the elimination of goodwill amortization expense due to the implementation of SFAS 142, and lower bad debt expense reflecting improvements in collection management. The lower expenses were partially offset by an increase in facility costs and depreciation expense. Although we have completed the consolidation of many of our facilities, our facility costs

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

increased by approximately $1.4 million as we are leasing more space than in the prior year for our expanded warehousing and logistics services. The increase in depreciation expense was primarily related to increases in computer software and office equipment depreciation. In addition, we had a net gain of $146,000 in the three months ended June 30, 2002 related to the sale of facilities in Australia and Japan.

         Restructuring and integration costs. During the three months ended June 30, 2002, we did not record any additional, restructuring and integration costs. During the three months ended June 30, 2001, we recorded $1.3 million in integration costs and a reduction of $83,000 in merger restructuring costs.

         Nonoperating expense, net. For the three months ended June 30, 2002, we had net nonoperating expenses of $3.3 million compared to $1.6 million for the three months ended June 30, 2001, which included a $2.3 million gain from recording the market value of an investment that became available for sale. In addition, we had equity income from unconsolidated affiliates of $178,000 in the three months ended June 30, 2002 as compared to equity losses from unconsolidated affiliates of $1.6 million in the three months ended June 30, 2001. For the three months ended June 30, 2002, we had approximately $893,000 in foreign exchange losses as compared to a loss of approximately $72,000 in the three months ended June 30, 2001. The losses were incurred primarily as a result of volatility in the South American currencies.

         Effective tax rate. The effective income tax rate for the three months ended June 30, 2002 was 39.0% compared to 38.0% for the three months ended June 30, 2001. Our effective tax rate fluctuated primarily due to the elimination of goodwill amortization and changes in the level of pre-tax income in foreign countries that had different rates.

LIQUIDITY AND CAPITAL RESOURCES

  General

         Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We have substantially reduced operating costs and have worked to diversify our customer base. Additionally, we have made significant efforts to collect outstanding customer accounts receivable amounts and were able to use the cash from these collections to avoid additional new borrowings on our line of credit during the three and six months ending June 30, 2002. Should we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.

         We make significant disbursements and in turn bill our customers for customs duties and other expenses. Due to the timing of the billings to customers for these disbursements, which are reflected in our trade receivables and trade payables, any growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

         Cash flows from operating activities. Net cash provided by operating activities was $46.8 million in the six months ended June 30, 2002 compared to net cash used in operating activities of $25.4 million in the six months ended June 30, 2001. The increase in the six months ended June 30, 2002 was primarily due to a positive change in the net effect of changes in working capital and a lower net loss in 2002 as compared 2001. Additionally, in the six months ended June 30, 2002, the adjustments to reconcile net loss to net cash provided by operating activities included an impairment charge of approximately $6.7 million related to our investment in Miami Air.

         Cash flows from investing activities. Net cash used in investing activities in the six months ended June 30, 2002 was $1,000 compared to net cash used in investing activities of $20.6 million in the six months ended June 30, 2001. We incurred capital expenditures of $9.8 million during the six months ended June 30, 2002 as compared to $31.2 million during the six months ended June 30, 2001. We received proceeds from the sale of assets of $9.8 million during the six months ended June 30, 2002 as compared to $9.0 million during the six months ended June 30, 2001. The cash proceeds

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

from the sale of assets in 2002 included $2.5 million from a sale-leaseback transaction in the first quarter, $2.6 million from the sale of facilities in Australia and Japan in the second quarter, and $1.3 million from the maturity of a time deposit in Hong Kong in the second quarter.

         Cash flows from financing activities. Net cash used in financing activities in the six months ended June 30, 2002 was $419,000 compared to net cash provided by financing activities of $45.1 million in the six months ended June 30, 2001. Net borrowings on notes payable were $41.2 million for the six months ended June 30, 2001 and net repayments of notes payable were $1.5 million in the six months ended June 30, 2002. Proceeds from the exercise of stock options were $330,000 in the six months ended June 30, 2002 compared to $3.2 million in the six months ended June 30, 2001.

         Convertible subordinated notes. In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes. These notes bear interest at an annual rate of 5%. Interest is payable on June 15 and December 15 of each year, beginning June 15, 2002. The notes mature on December 15, 2006. Deferred financing fees incurred in connection with the transaction totaled $3.2 million and are being amortized over five years as a component of interest expense.

         The notes are convertible at any time up to four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact our diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of June 30, 2002, the fair value of the notes was $119.6 million.

         We may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a change in control (as defined in the indenture for the notes), a noteholder may require us to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

         The notes are general unsecured obligations of EGL. The notes are subordinated in right of payment to all of our existing and future senior indebtedness as defined in the indenture. Our subsidiaries and we are not prohibited from incurring senior indebtedness or other debt under the indenture for the notes. The notes impose some restrictions on mergers and sales of substantially all of our assets.

         Revolving credit facility. Effective December 20, 2001, we amended and restated our existing credit agreement. The amended and restated credit facility (Restated Credit Facility), which was amended effective as of March 7, 2002, is with a syndicate of three financial institutions, with Bank of America (the
Bank) as collateral and administrative agent for the lenders, matures on December 20, 2004. The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

     o $75 million, which will be increased to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to other financial institutions,

     o   or an amount equal to:

              o up to 85% of the net amount of our billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of our wholly owned domestic subsidiaries and our operating subsidiary in Canada, subject to some exceptions and limitations, plus

              o up to 85% of the net amount of our billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of our wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

              o up to 50% of the net amount of our unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of our wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

              o reserves from time to time established by the Bank in its reasonable credit judgment.

         The aggregate of the last four sub-bullet points above is referred to as our eligible borrowing base. The Restated Credit Facility includes a $50 million letter of credit subfacility. We had $31.7 million in standby letters of credit outstanding as of June 30, 2002 under this facility.

         The maximum amount that we can borrow at any particular time may be less than the amount of our revolving credit line because we are required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on our eligible borrowing base. The required amount of borrowing availability is currently $25 million. The amount of borrowing availability is determined by subtracting the following from our eligible borrowing base: (a) our borrowings under the Restated Credit Facility; and (b) our accounts payable and the accounts payable of all of our domestic subsidiaries and our Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

         For each tranche of principal borrowed under the revolving line of credit, we may elect an interest rate of either LIBOR plus an applicable margin of 2.50%, which is subject to adjustment after June 30, 2002 to 2.00% to 2.75%, which varies based upon availability under the line, or the prime rate announced by the Bank, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.

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

         We are subject to certain covenants under the terms of the Restated Credit Facility, including, but not limited to, (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth and (b) quarterly and annual limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

         The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all domestic subsidiaries and our Canadian operating subsidiary. In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if our eligible borrowing base falls below $40 million. Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability (including our domestic subsidiaries or our Canadian operating subsidiary) to perform under the Restated Credit Facility. During the six months ended June 30, 2002, we had no borrowings under this facility and as of June 30, 2002, had available unused borrowing capacity of $43.3 million.

         Other bank lines of credit and guarantees. At June 30, 2002, our $10 million bank line of credit, which was in addition to the $50 million Restated Credit Facility, expired. We did not renew this line of credit, and our foreign operations replaced previously outstanding letters of credit with other types of guarantees.

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

          Additionally, several of our foreign operations guarantee amounts associated with our custom brokerage services. As of June 30, 2002, these outstanding guarantees approximated $27.2 million.

         Agreements with charter airlines. As of June 30, 2002, we were not obligated under any lease agreements for charter aircraft. In May 2002, EGL and Miami Air mutually agreed to cancel the aircraft charter agreement as of May 9, 2002, and we paid $450,000 for services rendered in May 2002 and aircraft repositioning costs. We lease other cargo aircraft for utilization in our domestic and international heavy-cargo overnight air network based on actual utilization.

         Litigation. In addition to the EEOC matter (see Note 11 of the notes to condensed consolidated financial statements), we are party to routine litigation incidental to our business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. We have established reserves for these other matters, and it is management's opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

         Sale/leaseback agreement. On March 31, 2002, we entered into a transaction whereby we sold our San Antonio, Texas property with a net book value of $2.5 million to an unrelated third party for $2.5 million, net of closing costs. One of our subsidiaries subsequently leased the property for a term of 10 years, with options to extend the initial term for up to 23 years. Under the terms of the new lease agreement, the quarterly lease payment is approximately $84,750, which amount is subject to escalation after the first year based on increases in the Consumer Price Index. A loss of $42,000 on the sale of this property was recognized in the first quarter of 2002.

         Synthetic lease agreements. We have entered into two operating lease arrangements that involve a special purpose entity that has acquired title to properties, paid for the construction costs and leased to us real estate at some of our terminal and warehouse facilities. This kind of leveraged financing structure is commonly referred to as a "synthetic lease."

         A synthetic lease is a form of lease financing that qualifies for operating lease accounting treatment and under generally accepted accounting principles is not reflected in our accompanying condensed consolidated balance sheet. Thus, the obligations are not recorded as debt and the underlying properties are not recorded as assets on our accompanying condensed consolidated balance sheet. Under a synthetic lease, our rental payments (which approximate interest amounts under the synthetic lease financing) are treated as operating rent commitments and are excluded from our aggregate debt maturities. A synthetic lease is generally preferable to a conventional real estate lease since the lessee benefits from attractive interest rates and the ability to claim depreciation under tax laws.

         Master operating synthetic lease agreement. On April 3, 1998, we entered into a five-year $20 million master operating synthetic lease agreement with two unrelated parties for financing the construction of terminal and warehouse facilities throughout the United States as designated by us. The lease facility was funded by a financial institution and is secured by the properties to which it relates. Construction was completed during 2000 on five terminal facilities.

           The master operating synthetic lease agreement contains restrictive financial covenants requiring the maintenance of a fixed charge coverage ratio of at least 1.5 to 1.0 and specified amounts of consolidated net worth and consolidated tangible net worth. In addition, the master operating synthetic lease agreement, as amended on February 11, 2002, restricts us from incurring debt in an amount greater than $30 million, except pursuant to a single credit facility involving a commitment of not more than $110 million and $100 million of 5% convertible subordinated notes.

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

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

         Under the terms of the master operating synthetic lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations currently approximate $103,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facilities is due in November 2002. As of June 30, 2002, the aggregate lease balance was approximately $13.7 million.

         As of June 30, 2002, we had received a non-binding letter of intent to purchase, by an unrelated third party, four of the five properties covered under the master synthetic operating lease for $15.3 million which amount is greater than the outstanding lease balance under this letter of intent the purchaser would immediately lease the properties back to the Company. This sale-leaseback transaction is scheduled to close the first week of October 2002. In the event this transaction is not completed, we intend to seek alternative financing relating to the properties. There was no deficiency between the outstanding lease balance and the fair market value of the remaining property not covered by the letter of intent as of June 30, 2002.

         Other synthetic lease and related capital lease. During 1998, Circle entered into two lease agreements related to one of its domestic terminal facilities. One of the lease agreements relates to land and is currently being accounted for as a synthetic operating lease. We are required to make semi-annual payments of $139,000 for 5 more years. The second agreement relates to buildings and improvements and is accounted for as capital lease rather than as a synthetic lease. Therefore, the fixed asset and related liability for the second lease are included in the accompanying condensed consolidated balance sheet. Property under the capital lease is amortized over the lease term. As of June 30, 2002, the carrying value of property held under the building and improvements lease was $3.3 million, which is net of $2.3 million of accumulated amortization. At June 30, 2002, the outstanding liability related to the principal balances on these leases was approximately $12.9 million. We are also required to make semi-annual payments of $304,000 related to the building and improvements lease.

         Stock options. As of June 30, 2002, we had outstanding non-qualified stock options to purchase an aggregate of 5.4 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $5.50 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the six months ended June 30, 2002, of non-qualified stock options to purchase an aggregate of 46,925 shares of common stock, we are entitled to an income tax deduction of approximately $134,000. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", we have reached a Consent Decree settlement with the EEOC which resolves the EEOC's allegations contained in the Commissioners Charge. This Consent Decree was approved by the District Court on October 1, 2001. The Consent Decree becomes effective following exhaustion of certain objectives and appeals.


RELATED PARTY TRANSACTIONS

         In connection with our investment in Miami Air, we entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to us for a three-year term. We caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay us an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse us for any payments owed by us in respect of the letter of credit.

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

As of June 30, 2002, Miami Air had no funded debt under the line of credit that is supported by the $7 million standby letter of credit. However, as of June 30, 2002, Miami Air had outstanding $2.6 million in letters of credit and surety bonds supported by the $7 million standby letter of credit.

         During the first four months of 2002, there were three aircraft subject to the aircraft charter agreement and we paid approximately $6.1 million related to this agreement. In May 2002, EGL and Miami Air mutually agreed to cancel the aircraft charter agreement for the three planes as of May 9, 2002 and we paid $450,000 for services rendered in May 2002 and aircraft repositioning costs.

         The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air made EGL aware that the amounts due Miami Air's bank (which are secured by seven 727 planes) was significantly higher than the market value of those planes. In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that are expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes and had informed us that its creditors had indicated a willingness to make concessions. In May 2002, we were informed that Miami Air's negotiations with its creditors had reached an impasse and no agreement appeared feasible. As such, in the first quarter of 2002, we recognized an other than temporary impairment of the carrying value of our $6.7 million investment in Miami Air, which carrying value includes a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, we recorded a reserve of $1.3 million for our estimated exposure on the outstanding letters of credit supported by the $7 million standby letter of credit. There can be no assurance that the ultimate loss, if any, will not exceed such estimate.

         Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman and CEO of EGL) and Mr. Hevrdejs (a director of EGL) are obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. EGL and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. As of June 30, 2002, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano (EGL's Chief Financial Officer) and two others. The Series A preferred stock, if issued, (1) will not be convertible, (2) will have a 15.0% annual dividend rate and (3) will be subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events. The original charter transactions between Miami Air and EGL were negotiated with Miami Air's management at arms length at the time of our original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and, together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with our directors in other business transactions unrelated to Miami Air.

         In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane. On October 30, 2000, our Board of Directors approved a change in this arrangement whereby we would reimburse Mr. Crane for the $112,000 monthly lease obligation and other related costs on this aircraft and we would bill Mr. Crane for any use of this aircraft unrelated to company business on an hourly basis. During the three and six months ended June 30, 2001, we reimbursed Mr. Crane $300,000 and $700,000, respectively in lease payments and related costs on the aircraft. In August 2001, we revised our agreement with Mr. Crane whereby we are now charged for actual usage of the plane on an hourly basis and are billed on a periodic basis. During the three and six months ended June 30, 2002, we paid Mr. Crane $409,000 and $755,000, respectively, for actual hourly usage of the plane.

         We sublease a portion of our warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease. The customer is partially owned by Mr. Crane. We did not receive any rental income for the three months ended June 30, 2002 and received $21,000, for the six months ended June 30, 2002. In addition, we billed this customer approximately $20,000 and $55,000, respectively for freight forwarding services for the three and six months ended June 30, 2002.

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

Critical Accounting Policies

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:

     o the range of accounting policies permitted by U.S. generally accepted accounting principles,

     o management's understanding of the company's business - both historical results and expected future results,

     o the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate,

     o expectations of the future performance of the economy - domestically, globally and within various sectors that serve as principal customers and suppliers of good and services,

     o expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates,

     o whether historical trends are expected to be representative of future trends,

     o future estimates of cash flows to be produced by various assets and groups of assets,

     o how long assets are expected to remain productive before they must be replaced or undergo substantial repairs,

     o what the fair market value of an asset or liability may be at a point in time when there is no established trading market where the specific asset or liability can be readily sold or settled.

     o expectations regarding the financial viability of counterparties to business transactions with us and the counterparties' ability, willingness and whether they actually will perform in accordance with their business obligations under the terms of the arrangements,

     o in some circumstances management judgment must be applied to interpret what the provisions of commercial arrangements obligate the parties to do and estimates are sometimes required of the efforts and cost necessary to meet those obligations or to resolve disputes among the parties, including the costs related to resolving litigation,

     o expectations of future income for financial and income tax reporting purposes to evaluate the recoverability of certain assets, and

     o the categorization and allocation of costs among different categories reported in the financial statements, as well as estimates of reasonable pricing assumptions used in our segment reporting analysis.

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

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

         Revenue recognition. Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin, one of the permissible methods authorized by Emerging Issues Task Force Issue No. 91-9 "Revenue and Expense Recognition for Freight Services in Process." This method generally results in recognition of revenue and gross profit earlier than methods that do not recognize revenue until a proof of delivery is received. Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee - based services. Revenue recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier's charges to EGL for carrying the shipment. Revenue recognized in other capacities includes only the commission and fees received. In December 1999, the SEC issued Staff Accounting Bulleting
(SAB) No. 101, "Revenue Recognition in Financial Statements," and related interpretative guidelines in November 2000. The provisions of SAB No. 101 had no material impact on our financial statements.

         Computer software. We account for internally developed software using the guidelines of the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/ operation stage of an internal-use computer software development project be expensed as incurred. Upon retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

         We have incurred substantial costs during the periods presented related to a number of information systems projects that were being developed during that time period. Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems. Management believes that all projects capitalized at June 30, 2002 will be successfully completed and will result in benefits recoverable in future periods.

         Goodwill and other intangibles. During the first quarter of 2002, we changed our critical accounting policy for goodwill due to two new accounting pronouncements. See Notes 2 and 4 of the notes to the condensed consolidated financial statements.

         Impairment of long-lived assets. The carrying value of long-lived assets, excluding goodwill, is reviewed periodically based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period. If the cash flow analysis indicated that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value will be reduced to the estimated fair value of the assets or the present value of the expected future cash flows. Substantial judgment is necessary in the determination as to whether an event or circumstances have occurred that may trigger an impairment analysis and in determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.

                                   EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                             OPERATIONS (Continued)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in exposure to market risk from that discussed in EGL's Annual Report on Form 10-K for the year ended December 31, 2001. We had foreign exchange losses of $262,000 in the six months ended June 30, 2002 as compared to a gain of $184,000 in the six months ended June 30, 2001. These losses were primarily a result of volatility in the South American Currencies. See Note 3 of the notes to the condensed consolidated financial statements, and managements discussion and analysis.

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

                                   EGL, INC.


months. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 into the leadership development program described above, administrative, legal fees and other costs associated with the EEOC litigation and settlement.

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th, and October 5th) which will occur immediately after the effective date of the Consent Decree. The Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of June 30, 2002, the Company had funded $2.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying consolidated balance sheet. Total related accrued liabilities included in the accompanying consolidated balance sheet at June 30, 2002 and December 31, 2001 were $13.8 million and $14.3 million, respectively.

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

         In addition to the EEOC matter, the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company's insurance carriers. The Company has established reserves for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated results of operations, financial condition and cash flows.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         NONE

                                   EGL, INC.


ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

(a)   Annual Meeting of Shareholders on May 22, 2002

(b)   Election of Directors

                                                 For         Against    Withheld       Abstain      Broker Nonvotes
                                                 ---         -------    --------       -------      ---------------

          James R Crane                        42,832,646       *          190,587        -             *
          Frank J Hevrdejs                     42,362,729       *          660,504        -             *
          Paul William Hobby                   42,833,671       *          189,562        -             *
          Michael K Jhin                       42,830,096       *          193,137        -             *
          Neil E. Kelly                        42,831,719       *          191,514        -             *
          Norwood W. Knight-Richardson         42,833,790       *          189,443        -             *
          Rebecca A. McDonald                  42,829,317       *          193,916        -             *
          Elijio V. Serrano                    42,829,788       *          193,445        -             *

(c)   Proposals

          Approval of Appointment of           41,747,510    1,242,776        *         32,922         25
          PricewaterhouseCoopers LLP
          as Independent Accountants

        * Not Applicable


ITEM 5. OTHER INFORMATION

     FORWARDING LOOKING STATEMENTS

         The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the Circle merger; the restated credit facility; expectations or arrangements for the Company's leased planes and the effects thereof; effects of and exposure relating to Miami Air; the termination of joint venture/agency agreements and the Company's ability to recover assets in connection therewith; the Company's plan to reduce costs (including the scope, timing, impact and effects thereof); past and planned headcount reductions (including the scope, timing, impact and effects thereof); pending or expected financing transactions; potential annualized cost savings; changes in the Company's dedicated charter fleet strategy (including the scope, timing, impact and effects thereof); the Company's plans to outsource leased planes, the Company's ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof), the Company's ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company's services to domestic and global economic conditions; cost management efforts; expected growth; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge (including the settlement thereof) or other litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; the expected impact of changes in accounting policies on the Company's results of operations, financial condition or cash flows; the "fair value" of the Company's reporting units; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions or dispositions and any effects, benefits, results, terms or other aspects of such acquisitions or dispositions ; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future

                                   EGL, INC.


expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.

         The Company's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Circle merger, including the integration of its systems, operations and other businesses; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects); the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; the finalization of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; whether the Company closes its new sale/leaseback transaction; the timing, success and effects of the Company's restructuring and other changes to its leased aircraft arrangements, whether the Company enters into arrangements with third parties relating to such leased aircraft and the terms of such arrangements, the results of the new air network, responses of customers to the Company's actions by the Company's principal shareholder; actions by Miami Air and its creditors; accuracy of accounting and other estimates; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions and dispositions; the Company's future financial and operating results, cash needs and demand for its services; changes in accounting policies; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission including those detailed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" in the Company's Form 10-K for the year ended December 31, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      EXHIBITS.

         *3.1 Second Amended and Restated Articles of Incorporation of the Company, as amended. (Filed as Exhibit 3 (i) to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 29,2000 and incorporated herein by reference.)

         *3.2 Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of the Company (Filed as Exhibit 3 (ii) to the Company's Form 10-Q for the fiscal quarter ended June 30, 2001and incorporated herein by reference.)

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

                                   EGL, INC.


(b)      REPORTS ON FORM 8-K.

         NONE

                                    EGL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     EGL, INC.
                                          -------------------------------
                                                   (Registrant)


   Date:   August 14, 2002                    By: /s/ James R. Crane
           ---------------                -------------------------------
                                                  James R. Crane
                                           Chairman, President and Chief
                                                 Executive Officer


   Date:  August 14, 2002                    By: /s/ Elijio V. Serrano
          ---------------                 ------------------------------
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