Form 10-Q
period 2002-09-30
EGL INC
filed 2002-11-13
CIK 1001718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _____________ to______________


                         COMMISSION FILE NUMBER 0-27288

                                    EGL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              TEXAS                                           76-0094895
---------------------------------              ---------------------------------
  (State or Other Jurisdiction                 (IRS Employer Identification No.)
of Incorporation or Organization)


                    15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                 (281) 618-3100
  -----------------------------------------------------------------------------
  (Address of Principal Executive Offices, Including Registrant's Zip Code, and
                     Telephone Number, Including Area Code)

                                       N/A
             ------------------------------------------------------
             Former Name, Former Address and Former Fiscal Year, if
                            Changed Since Last Report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At November 8, 2002, the number of shares outstanding of the registrant's common stock was 47,018,731.

                                    EGL, INC.

                               INDEX TO FORM 10-Q


           PART I.  FINANCIAL INFORMATION                                            PAGE

           ITEM 1.  FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of                                 1
             September 30, 2002 and December 31, 2001

           Condensed Consolidated Statements of Operations for the                     2
             Nine Months ended September 30, 2002 and 2001

           Condensed Consolidated Statements of Operations for the Three               3
             Months ended September 30, 2002 and 2001

           Condensed Consolidated Statements of Cash Flows for                         4
             the Nine Months ended September 30, 2002 and 2001

           Condensed Consolidated Statement of Stockholders'                           5
             Equity for the Nine Months ended September 30, 2002

           Notes  to the Condensed Consolidated Financial Statements                   6

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS                                             19

           ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        32

           ITEM 4.  CONTROLS AND PROCEDURES                                           32

           PART II. OTHER INFORMATION                                                 32

           SIGNATURES                                                                 37

           CERTIFICATIONS                                                             38

           INDEX TO EXHIBITS                                                          40

PART I.         FINANCIAL INFORMATION
ITEM 1.         FINANCIAL STATEMENTS

                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except par values)

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                          ASSETS                             2002              2001
                                                                        --------------    --------------
Current assets:
    Cash and cash equivalents                                           $      121,717    $       77,440
    Restricted cash                                                              7,315             5,413
    Short-term investments and marketable securities                                13             3,442
    Trade receivables, net of allowance of $12,830 and $11,628                 347,277           365,505
    Other receivables                                                            6,685            10,868
    Deferred tax asset                                                          14,981            23,631
    Income tax receivable                                                           --             3,125
    Other current assets                                                        24,339            29,411
                                                                        --------------    --------------
         Total current assets                                                  522,327           518,835
Property and equipment, net                                                    147,362           152,922
Assets held for sale                                                             4,488                --
Investments in unconsolidated affiliates                                        40,028            46,018
Goodwill, net                                                                   80,702            78,901
Deferred tax asset                                                              24,552             6,266
Other assets, net                                                               13,557            14,237
                                                                        --------------    --------------

         Total assets                                                   $      833,016    $      817,179
                                                                        ==============    ==============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                       $        4,514    $        7,950
    Trade payables and accrued transportation costs                            223,721           216,073
    Accrued salaries and related costs                                          27,412            27,982
    Accrued merger restructuring and integration costs                           8,902             8,879
    Income tax payable                                                           8,864                --
    Other liabilities                                                           57,586            54,048
                                                                        --------------    --------------
         Total current liabilities                                             330,999           314,932
Notes payable                                                                  103,103           103,774
Deferred tax liability                                                          22,241            19,155
Other noncurrent liabilities                                                     6,310             6,194
                                                                        --------------    --------------
         Total liabilities                                                     462,653           444,055
                                                                        --------------    --------------
Minority interests                                                               8,243             7,033
                                                                        --------------    --------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares authorized,
      no shares issued                                                              --                --
    Common stock, $0.001 par value, 200,000 shares authorized; 48,126
      and 48,939 shares issued; 47,064 and 47,813 shares outstanding                48                49
    Additional paid-in capital                                                 149,100           158,317
    Retained earnings                                                          267,480           264,712
    Accumulated other comprehensive loss                                       (36,146)          (37,045)
    Unearned compensation                                                         (159)             (635)
    Treasury stock, 1,062 and 1,126 shares held                                (18,203)          (19,307)
                                                                        --------------    --------------
         Total stockholders' equity                                            362,120           366,091
                                                                        --------------    --------------

         Total liabilities and stockholders' equity                     $      833,016    $      817,179
                                                                        ==============    ==============

      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           --------------------------
                                                                               2002           2001
                                                                           -----------    -----------
Revenues                                                                   $ 1,194,492    $ 1,246,512
Cost of transportation                                                         705,897        769,846
                                                                           -----------    -----------
Net revenues                                                                   488,595        476,666

Operating expenses:
      Personnel costs                                                          270,383        289,550
      Other selling, general and administrative expenses                       203,641        223,099
      EEOC legal settlement (Note 14)                                               --         10,089
      Merger related restructuring and integration costs (Note 10)               5,476         14,973
      Air Transportation Safety and System Stabilization grant (Note 4)         (8,923)            --
                                                                           -----------    -----------

Operating income (loss)                                                         18,018        (61,045)
Nonoperating expense, net                                                      (13,829)        (5,618)
                                                                           -----------    -----------


Income (loss) before provision (benefit) for income taxes                        4,189        (66,663)
Provision (benefit) for income taxes                                             1,634        (25,665)
                                                                           -----------    -----------


Income (loss) before cumulative effect of change in accounting
      for negative goodwill                                                      2,555        (40,998)
Cumulative effect of change in accounting for negative goodwill (Note 3)           213             --
                                                                           -----------    -----------

Net income (loss)                                                          $     2,768    $   (40,998)
                                                                           ===========    ===========


Basic earnings (loss) per share before cumulative effect of change
      in accounting for negative goodwill                                  $      0.05    $     (0.86)
Cumulative effect of change in accounting for negative goodwill                   0.01             --
                                                                           -----------    -----------
Basic income (loss) per share                                              $      0.06    $     (0.86)
                                                                           ===========    ===========

Basic weighted-average common shares outstanding                                47,804         47,477

Diluted earnings (loss) per share before cumulative effect of change
      in accounting for negative goodwill                                  $      0.05    $     (0.86)
Cumulative effect of change in accounting for negative goodwill                   0.01             --
                                                                           -----------    -----------
Diluted earnings (loss) per share                                          $      0.06    $     (0.86)
                                                                           ===========    ===========

Diluted weighted-average common shares outstanding                              47,998         47,477

     See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                                THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                              ----------------------
                                                                                 2002        2001
                                                                              ---------    ---------
Revenues                                                                      $ 420,231    $ 414,992
Cost of transportation                                                          248,911      243,548
                                                                              ---------    ---------
Net revenues                                                                    171,320      171,444

Operating expenses:
      Personnel costs                                                            94,846       94,328
      Other selling, general and administrative expenses                         68,164       71,735
      EEOC legal settlement (Note 14)                                                --       10,089
      Merger related restructuring and integration costs (Note 10)                5,476        6,250
      Air Transportation Safety and System Stabilization Act grant (Note 4)      (8,923)          --
                                                                              ---------    ---------

Operating income (loss)                                                          11,757      (10,958)
Nonoperating expense, net                                                        (2,335)      (3,062)
                                                                              ---------    ---------

Income (loss) before provision (benefit) for income taxes                         9,422      (14,020)
Provision (benefit) for income taxes                                              3,675       (5,245)
                                                                              ---------    ---------


Net income (loss)                                                             $   5,747    $  (8,775)
                                                                              =========    =========


Basic earnings (loss) per share                                               $    0.12    $   (0.18)
Basic weighted-average common shares outstanding                                 47,658       47,679

Diluted earnings (loss) per share                                             $    0.12    $   (0.18)
Diluted weighted-average common shares outstanding                               47,792       47,679



       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                               ----------------------
                                                                                 2002         2001
                                                                               ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                         $   2,768    $ (40,998)
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                             22,520       24,104
        Provision for doubtful accounts, net of write-offs                         5,678        8,342
        Amortization of unearned compensation                                        476          502
        Impairment of assets                                                         500           --
        Deferred income tax benefit                                               (6,544)     (21,434)
        Tax benefit of stock options exercised                                       134        2,577
        Equity in (earnings) losses of affiliates, net of dividends received        (663)       2,519
        Minority interests, net of dividends paid                                    599          741
        Transfer to restricted cash                                               (1,902)          --
        Cumulative effect of change in accounting for negative
             goodwill (Note 3)                                                      (213)          --
        Impairment of investment in an unconsolidated affiliate                    6,653           --
        Other                                                                      1,113           --
        Net effect of changes in working capital                                  41,195       31,928
                                                                               ---------    ---------
Net cash provided by operating activities                                         72,314        8,281
                                                                               ---------    ---------

Cash flows from investing activities:
        Capital expenditures                                                     (25,255)     (51,907)
        Proceeds from sales of assets                                              7,567        9,150
        Proceeds from sale-lease back transaction                                  2,462           --
        Cash received from minority interest partner                                 301           --
        Acquisitions of businesses, net of cash acquired                              --       (4,639)
        Cash received from disposal of an affiliate                                   --        2,959
        Other                                                                         --         (819)
                                                                               ---------    ---------
Net cash used in investing activities                                            (14,925)     (45,256)
                                                                               ---------    ---------

Cash flows from financing activities:
        Repayment of notes payable                                                (3,808)      (6,792)
        Increase in borrowings on notes payable                                       --       44,552
        Issuance of common stock                                                     779        1,237
        Proceeds from exercise of stock options                                      330        3,639
        Repurchase of common stock                                                (9,357)          --
                                                                               ---------    ---------
Net cash provided by (used in) financing activities                              (12,056)      42,636
                                                                               ---------    ---------

Effect of exchange rate changes on cash and cash equivalents                      (1,056)      (1,045)
                                                                               ---------    ---------

Increase in cash and cash equivalents                                             44,277        4,616
Cash and cash equivalents, beginning of the period                                77,440       60,001
                                                                               ---------    ---------
Cash and cash equivalents, end of the period                                   $ 121,717    $  64,617
                                                                               =========    =========

      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)


                                                                                                             Accumulated
                                   Common stock      Additional                            Treasury stock       other
                                ------------------    paid-in   Unearned     Retained   ------------------- comprehensive
                                  Shares    Amount    capital  compensation  earnings   Shares     Amount       loss       Total
                                ----------  ------    -------- ------------ ---------   -------   ---------   ---------  ---------
Balance at December 31, 2001        48,939     $49    $158,317      ($635)   $264,712    (1,126)  $ (19,307)   ($37,045) $ 366,091
Net income                                                                      2,768                                        2,768
Change in value of marketable
     securities, net                                                                                                (17)       (17)
Amortization of unrealized loss
     on interest rate swap                                                                                        1,138      1,138
Foreign currency translation
     adjustments                                                                                                   (222)      (222)
Issuance of shares under
     stock purchase plan                47                (325)                              64       1,104                    779
Exercise of stock options,
      including tax benefit                                464                                                                 464
Repurchase
     of common stock                  (860)     (1)     (9,356)                                                             (9,357)
Amortization of unearned
      compensation                                                    476                                                      476
                                ----------  ------    --------     ------    --------   -------   ---------   ---------  ---------


Balance at September 30, 2002       48,126  $   48    $149,100     $ (159)   $267,480    (1,062)  $ (18,203)  $ (36,146) $ 362,120
                                ==========  ======    ========     ======    ========   =======   =========   =========  =========


      See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at September 30, 2002 and the results of its operations for the nine and three months ended September 30, 2002. Results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for EGL's full fiscal year. The Company has reclassified certain prior period amounts to conform to the current period presentation.


Note 1 - Organization, operations and significant accounting policies:

         EGL is an international transportation and logistics company operating in one business segment. The Company's principal lines of business are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added services such as warehousing, distribution and insurance. The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, Africa, South America and the South Pacific (Note 16).

         The accompanying condensed consolidated financial statements include EGL and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by U.S. generally accepted accounting principles; management's understanding of the Company's business - both historical results and expected future results; the extent to which operational controls exist that provide a high degree of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company's principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the selection of estimates that could be viewed as conservative or aggressive by others - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to select the most appropriate estimate using its business and financial accounting judgment; however, actual results could and will differ from those estimates.

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 2 - Comprehensive income (loss):

         Components of comprehensive income (loss) for the nine and three months ended September 30, 2002 and 2001 are as follows:


                                                    (in thousands)
                                      NINE MONTHS ENDED          THREE MONTHS ENDED
                                        SEPTEMBER 30,               SEPTEMBER 30,
                                  ------------------------    ------------------------
                                    2002          2001          2002          2001
                                  ----------    ----------    ----------    ----------
Net income (loss)                 $    2,768    $  (40,998)   $    5,747    $   (8,775)
Change in value of marketable
       securities, net                   (17)          (47)           (3)          (21)
Amortization of unrealized loss
       on interest rate swap           1,138            --           377            --
Change in value of cash flow
       hedge                              --        (2,197)           --        (1,837)
Foreign currency translation
       adjustments                      (222)       (4,168)       (4,254)        2,908
                                  ----------    ----------    ----------    ----------

Comprehensive income (loss)       $    3,667    $  (47,410)   $    1,867    $   (7,725)
                                  ==========    ==========    ==========    ==========

Note 3 - New accounting pronouncements:

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, Business Combinations. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill arising from new transactions to be written off immediately as an extraordinary gain, and for pre-existing transactions to be recognized as the cumulative effect of a change in accounting principle. The Company adopted SFAS 141 effective January 1, 2002 and recognized approximately $213,000 of negative goodwill as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the nine months ended September 30, 2002.

         SFAS 142 supersedes Accounting Principles Board (APB) Opinion No. 17, Intangible Assets and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS 142 requires that goodwill and indefinite lived intangible assets no longer be amortized; goodwill should be tested for impairment at least annually at the reporting unit level; intangible assets deemed to have an indefinite life should be tested for impairment at least annually; and the amortization of intangible assets with finite lives is no longer limited to forty years. SFAS 142 does not presume that all intangible assets are wasting assets. In addition, this standard provides specific guidance on how to determine and measure goodwill impairment. SFAS 142 requires additional disclosures including information about carrying amounts of goodwill and other intangible assets, and estimates as to future intangible asset amortization expense. The Company adopted this standard effective January 1, 2002 (See Note 7).

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated long-lived asset retirement costs are capitalized. This statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 beginning, January 1, 2003, and does not believe that it will have any material impact on its results of operations, financial condition or cash flows.

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes FASB Statement No. 121, Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS 144, as of January 1, 2002, with no impact on its results of operations, financial condition, or cash flows.

         In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement that gains and losses from the extinguishments of debt be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Further, SFAS 145 amends paragraph 14(a) of SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification results in recognition of a gain or loss in the financial statements and is subject to SFAS No. 66, Accounting for Sales of Real Estate, if the leased asset is real estate (including integral equipment), and is subject in its entirety to the sale-leaseback rules of SFAS No. 98, Accounting for Leases: Sales-Leaseback Transactions involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct costs of Direct Financing Leases. Generally, SFAS 145 is effective for transactions occurring after May 15, 2002. The Company adopted SFAS 145 with no material impact on its results of operations, financial condition or cash flows.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of a liability. SFAS 146 states that an entity's commitment to a plan does not create a present obligation to others that meets the definition of a liability. Generally, SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's management is in the process of evaluating the impact, if any, of SFAS 146 and currently does not expect the impact, if any, to be material to its results of operations, financial condition or cash flows.

Note 4 - Air Transportation Safety and System Stabilization Act:

         On September 11, 2001, terrorists hijacked and used four commercial aircraft in terrorist attacks on the United States. As a result of these terrorist attacks, the Federal Aviation Administration (FAA) immediately suspended all commercial airline flights from September 11, 2001 until September 14, 2001, which effectively shut down the Company's air freight forwarding operations. Once the Company resumed air shipment operations, the passenger load factors on commercial airlines had been severely impacted which caused the airlines to cancel flights and greatly limited the movement of freight by air, along with increased pricing from the airlines on the remaining flights.

         On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act). The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. The Department of Transportation (DOT) makes the final determination of the amount of eligible direct and incremental losses incurred by each airline and freight carrier. The DOT issued its final rules with respect to the Act on April 16, 2002. The Company filed its final application for grant proceeds on August 26, 2002. During the third quarter of 2002, the Company received grant proceeds of $8.9 million from the DOT, and recorded this amount in operating income. The DOT, Congress, or other governmental agencies may perform an additional audit and/or review of the Company's application.

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Note 5 - Assets held for sale:

         During the third quarter of 2002, the Company made a decision to sell land in Canada to a developer who will construct a building on the property and then lease the building back to the Company. The carrying value of the land has been classified as assets held for sale on the Company's balance sheet as of September 30, 2002.

Note 6 - Derivative instruments:

         In April 2001, the Company entered into an interest rate swap agreement, which had been designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR-based revolving credit facility or any substitutive debt agreements the Company enters into. Accordingly, the change in the fair value of the swap agreement was recorded in other comprehensive income (loss). In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from the notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible subordinated notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualified for cash flow hedge accounting and was undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001 was $2.0 million and is being amortized to interest expense over the remaining life of the swap agreement and subsequent changes in the fair value of the swap agreement are recorded in interest expense. During the three and nine months ended September 30, 2002, the Company recorded $519,000 and $1.7 million, respectively, net interest expense which includes $77,000 and $397,000, respectively, relating to amortization of the deferred loss and changes in the fair value of the swap agreement.

Note 7 - Goodwill and other intangible assets:

         As discussed in Note 3, the Company adopted SFAS 142 effective January 1, 2002. SFAS 142 requires the suspension of the amortization of goodwill and certain intangible assets with an indefinite useful life. The Company has suspended its amortization of goodwill and does not have any intangible assets that have an indefinite useful life.

         The following table shows the unaudited effects of SFAS 142 for historical results had goodwill not been amortized during that period:

                                        (in thousands, except per share amounts)
                                         NINE MONTHS ENDED    THREE MONTHS ENDED
                                        SEPTEMBER 30, 2001    SEPTEMBER 30, 2001
                                        ------------------    ------------------
Reported net loss                       $          (40,998)   $           (8,775)

Adjustments:
Amortization of goodwill                             3,210                 1,185
                                        ------------------    ------------------

Adjusted net loss                       $          (37,788)   $           (7,590)
                                        ==================    ==================

Reported net loss per share - basic     $            (0.86)   $            (0.18)
Adjusted net loss per share - basic                  (0.80)                (0.16)
Reported net loss per share - diluted                (0.86)                (0.18)
Adjusted net loss per share - diluted                (0.80)                (0.16)

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

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         Reporting unit is a new term under the guidance of SFAS 142. SFAS 142 defines a reporting unit as an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. The Company's assessment of reporting units included an analysis of its network of approximately 400 facilities, agents and distribution centers located in over 100 countries on six continents. SFAS 142 required the Company to evaluate how its international units function within its network and how its international management reviews the results of operations. The Company determined that its reporting units for the purpose of SFAS 142 are the same as its geographic regions which are: North America, Europe & Middle East, South America and Asia & South Pacific.

         During the second quarter of 2002, the Company completed the step one analysis under SFAS 142 to test for goodwill impairment. The Company's required assessment of goodwill related to each of its reporting units under step one of SFAS 142 did not result in an impairment; therefore step two was not required. The estimated fair value calculated and referred to above is merely an estimate based upon a number of assumptions. The actual fair value of each reporting unit may vary significantly from its estimated fair value.

Note 8 - Impairment of investment in an unconsolidated affiliate:

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

         In connection with the Company's investment in Miami Air, the two parties entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term. The Company caused a $7 million standby letter of credit to be issued in favor of certain creditors of Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments owed by the Company in respect to the letter of credit. As of September 30, 2002, Miami Air had $2.0 million in funded debt under the line of credit that is supported by the $7 million standby letter of credit. Additionally, as of September 30, 2002, Miami Air had outstanding $2.1 million in letters of credit and surety bonds supported by the $7 million standby letter of credit.

         During the first four months of 2002, there were three aircraft subject to the aircraft charter agreement for which the Company paid Miami Air $6.1 million. In May 2002, the Company and Miami Air agreed to cancel the aircraft charter agreement for the three planes as of May 9, 2002, and the Company paid $450,000 for services rendered in May 2002 and aircraft repositioning costs.

         The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air informed EGL that the amount due Miami Air's bank (which is secured by seven 727 planes) was significantly higher than the market value of those planes. In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank and lessors to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes. Miami Air had informed the Company that its creditors had indicated a willingness to make concessions. In May 2002, the Company was informed that Miami Air's creditors were no longer willing to make concessions and that negotiations with creditors had reached an impasse and no agreement appeared feasible. Accordingly, in the first quarter of 2002, the Company recognized an other than temporary impairment of the carrying value of its $6.7 million common stock investment in Miami Air, which carrying value included a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, the Company recorded a reserve of $1.3 million for its estimated exposure on the outstanding funded debt and letters of credit supported by the $7.0 million standby letter of credit. During the third quarter of 2002, Miami Air informed the

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Company that certain of its creditors have now, in fact, made certain concessions. The Company has not adjusted its reserve and there can be no assurance that the ultimate loss, if any, will not exceed such estimate.

Note 9 - Earnings (loss) per share:

         Basic earnings (loss) per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if securities to issue common stock and stock options were exercised. Stock options and convertible notes (see Notes 11 and 13) are the only potentially dilutive common stock equivalents that the Company had outstanding for the periods presented. The number of incremental shares used in the calculation of diluted earnings per share was 134,000 and 194,000 for the three and nine months ended September 30, 2002. The 5.7 million shares relating to the Company's convertible notes were excluded, as their effect would have been antidilutive. There were no common stock equivalents related to options outstanding included in diluted earnings per share for the three and nine months ended September 30, 2001, respectively, because their effect would have been antidilutive as the Company incurred a net loss during those periods.

Note 10 - Merger restructuring and integration costs:

         During the three and nine months ended September 30, 2001, the Company incurred $6.3 million and $15.0 million of merger related restructuring and integration costs related to its acquisition of Circle International Group, Inc. (Circle) in 2000. The Company maintains a reserve for charges established under its plan to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger. Due to the downturn in the real estate market, the Company reviewed its original estimates related to duplicate facility costs and increased the reserve by $5.5 million during the third quarter of 2002.

         The principal components of the plan involved the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. The remaining unpaid accrued charges as of September 30, 2002 are as follows (in thousands):

                                                 ACCRUED                                    ACCRUED
                                                LIABILITY                                  LIABILITY
                                              DECEMBER 31,    REVISIONS TO  PAYMENTS/    SEPTEMBER 30,
                                                  2001         ESTIMATES   REDUCTIONS        2002
                                              --------------  ------------ ------------  --------------
Severance costs                                $        913   $        --   $     (125)   $        788
Future lease obligations, net of subleasing           6,963         5,476       (4,861)          7,578
Termination of joint venture/agency agreements        1,003            --         (467)            536
                                               ------------   ------------  -----------   -------------
                                               $      8,879   $     5,476   $   (5,453)   $      8,902
                                               =============  ============  ===========   =============

         The payments to be made for remaining future lease obligations is net of approximately $34.7 million in anticipated future recoveries from actual or expected sublease agreements. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Note 11 - Borrowings:

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

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The notes are convertible at any time up to four trading days prior to maturity into shares of common stock at a conversion price of approximately $17.43 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact the Company's diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of September 30, 2002, the fair value of these notes was $90.2 million.

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

Credit agreements

           The Company's amended and restated credit facility (Restated Credit Facility), which was last amended effective, as of October 14, 2002, is with a syndicate of three financial institutions, with Bank of America (the Bank) as collateral and administrative agent for the lenders, and matures on December 20, 2004. The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

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

         The aggregate of the last four sub-bullet points above is referred to as the Company's eligible borrowing base. The Restated Credit Facility includes a $50 million letter of credit subfacility. The Company had $25.8 million in standby letters of credit outstanding as of September 30, 2002 under this facility.

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

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Company's eligible borrowing base: (a) the Company's borrowings under the Restated Credit Facility; and (b) the Company's accounts payable and the accounts payable of all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

         For each tranche of principal borrowed under the revolving line of credit, currently the Company may elect an interest rate of either LIBOR plus an applicable margin of 2.00% to 2.75% that varies based upon availability under the line, or the prime rate announced by the Bank, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.

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

         During the nine months ended September 30, 2002, the Company had no borrowings under this facility. As of September 30, 2002, the Company had available unused borrowing capacity of $49.2 million.

Other guarantees

         Several of the Company's foreign operations guarantee amounts associated with the Company's custom brokerage services. As of September 30, 2002, these outstanding guarantees approximated $31.2 million.

Note 12 - Off balance sheet financing:

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

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Synthetic lease agreements

         The Company has entered into two operating lease arrangements that involve a special purpose entity, which acquired title to properties, paid for the construction costs and leased back to the Company real estate at some of the Company's terminal and warehouse facilities. This kind of leveraged financing structure is commonly referred to as a "synthetic lease".

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

         The Company has an option, exercisable at any time during the lease term, and under particular circumstances may be obligated, to acquire the financed facilities for an amount equal to the outstanding lease balance. If the Company does not exercise the purchase option, or does not otherwise meet its obligations, the Company is subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits. The Company expects that the amount of any deficiency payment would be expensed. The Company may also have to find other suitable facilities to operate in or potentially be subject to a reduction in revenues and other operating activities.

         Under the terms of the master operating synthetic lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations currently approximate $98,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facilities, is due in November 2002. As of September 30, 2002, the aggregate lease balance was approximately $13.5 million.

         On September 17, 2002, the Company entered into a purchase and sale agreement with an unrelated third party for four of the five properties covered by the master operating synthetic lease for $15.3 million, which is greater than the outstanding lease balance. The purchaser will be required to immediately lease the properties back to the Company upon closing. This sale-leaseback transaction is scheduled to close in November 2002. There was no deficiency between the lease balance and fair market value of the remaining property not covered by the purchase and sale agreement, as of September 30, 2002. This transaction is subject to customary closing conditions.

Other synthetic lease and related capital lease

         During 1998, the Company entered into two lease agreements related to one of its domestic terminal facilities. One of the lease agreements relates to land and is currently being accounted for as a synthetic operating lease. The

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Company is required to make semi-annual payments of $139,000 until December 31, 2007. The second agreement relates to buildings and improvements and is accounted for as a capital lease rather than as a synthetic lease. Therefore, the fixed asset and related liability for the second lease are included in the accompanying condensed consolidated balance sheet. Property under the capital lease is amortized over the lease term. As of September 30, 2002, the carrying value of property held under the building and improvements lease was $3.1 million, which is net of $2.5 million of accumulated amortization. At September 30, 2002, the outstanding liability related to the principal balances on these leases was approximately $12.9 million. The Company is also required to make semi-annual payments of $304,000 related to the building and improvements lease.

Note 13 - Stock options:

         As of September 30, 2002, the Company had outstanding non-qualified stock options to purchase an aggregate of 5.3 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $5.50 to $33.81). At the time a non-qualified stock option is exercised, the Company will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine months ended September 30, 2002, of non-qualified stock options to purchase an aggregate of 46,925 shares of common stock, the Company is entitled to an income tax deduction of approximately $134,000. Accordingly, the Company recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and the Company's ability to fully utilize any tax deductions.

Note 14 - Litigation:

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

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         On October 2, 2001, the EEOC and EGL announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge mentioned above. Under the Consent Decree, EGL has agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination. The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, EGL will contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund). This Program will provide training and educational opportunities for women and minorities already employed at EGL and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, EGL has not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative, legal fees and other costs associated with the EEOC litigation and settlement.

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th, and October 5th) which will occur immediately after the effective date of the Consent Decree. The Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of September 30, 2002, the Company had funded $2.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying condensed consolidated balance sheets. The total related reserves included in the accompanying condensed consolidated balance sheets at September 30, 2002 and December 31, 2001 were $13.6 million and $14.3 million, respectively.

         It is unclear whether some or all of the seven remaining individual plaintiffs will attempt to participate under the Consent Decree or whether they will elect to continue to pursue their claims on their own. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend itself against their allegations. The Company currently expects to prevail in its defense of any remaining individual claims. There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on the Company's financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in the Company's working capital and liquidity and recognition of a loss in the Company's consolidated statement of operations.

Other

         In addition to the EEOC matter, the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by the Company's insurance carriers. The Company has established reserves for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial condition, results of operations and cash flows.

Note 15 - Related party transactions:

         Currently, the Company's operations in Miami, Florida are located in three different facilities. In order to increase operational efficiencies, the Company acquired land to be used as the site for a new facility to consolidate its Miami operations. The land was acquired on August 30, 2002 from a related party entity controlled by James R. Crane, Chairman, President and Chief Executive Officer of EGL for $9.8 million in cash, including the Company's acquisition costs of $131,000. This parcel of land had been previously identified by EGL as the most advantageous property on which to consolidate its Miami operations. EGL entered into negotiations on the land and reached agreement with the seller on terms. However, given the downturn in the economy and the Company's weakening financial condition at that point in time, EGL elected to delay purchasing this property until its financial condition improved. On July 10, 2001, Mr. Crane purchased the land in anticipation of reselling the land to EGL. The purchase price represents the lower of current market value, based on an independent appraisal, or Mr. Crane's purchase price plus carrying costs for the land. The Company's Audit Committee (the Audit Committee), consisting of five independent directors, engaged in an

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


analysis and discussion regarding whether it was in the best interest of the Company to enter into a purchase agreement to purchase this particular tract of land from Mr. Crane. The Audit Committee analysis included, but was not limited to, obtaining an independent appraisal of the land, reviewing a comparative properties analysis performed by an outside independent real estate company and performing a cost benefit analysis for several different alternatives. Based upon the data obtained from the analysis and after lengthy discussion, the Audit Committee determined the best alternative for the Company, in its opinion, was for the Company to purchase the property from Mr. Crane. The Audit Committee then made a recommendation to the Company's Board of Directors, which includes six independent directors, to purchase this land. In August 2002, the purchase was approved unanimously by the Company's Board of Directors, with Mr. Crane abstaining from the vote.

         In conjunction with the Company's business activities, the Company periodically utilizes aircraft owned by entities controlled by Mr. Crane. On October 30, 2000, the Company's Board of Directors approved a change in this arrangement whereby the Company would reimburse Mr. Crane for the $112,000 monthly lease obligation and other related costs on this aircraft and the Company would bill Mr. Crane for any use of this aircraft unrelated to company business on an hourly basis. During the three and nine months ended September 30, 2001, the Company reimbursed Mr. Crane $100,000 and $800,000, respectively, in lease payments and related costs on the aircraft. In August 2001, the Company revised its agreement with Mr. Crane whereby the Company is now charged for actual usage of the plane on an hourly basis and is billed on a periodic basis. During the three and nine months ended September 30, 2002, the Company paid Mr. Crane $132,000 and $887,000, respectively, for actual hourly usage of the plane.

         The Company subleased a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease which ended during the first quarter 2002. The customer is partially owned by Mr. Crane. The Company received $21,000 in rental income for the nine months ended September 30, 2002. In addition, the Company billed this customer approximately $67,000 and $122,000, respectively, for freight forwarding services for the three and nine months ended September 30, 2002.

Note 16 - Geographic region information:

         EGL's reportable segments are geographic regions that offer similar products and services. They are managed separately because each region requires close customer contact and each region is affected by similar economic conditions. Certain information regarding EGL's operations by region is summarized below (in thousands):

                                                                        Europe,
                                        North            South        Middle East     Asia & South
                                        America         America        & Africa         Pacific       Eliminations    Consolidated
                                      ------------    ------------    ------------    ------------    ------------    ------------
Nine months ended September 30, 2002:
     Total revenues                   $    716,879    $     49,281    $    200,630    $    263,683    $    (35,981)   $  1,194,492
     Transfers between regions              (9,842)         (3,827)        (10,679)        (11,633)         35,981              --
                                      ------------    ------------    ------------    ------------    ------------    ------------
     Revenues from customers          $    707,037    $     45,454    $    189,951    $    252,050    $         --    $  1,194,492
                                      ============    ============    ============    ============    ============    ============

     Net revenues                     $    323,859    $     11,169    $     90,872    $     62,695                    $    488,595
                                      ============    ============    ============    ============                    ============

*    Income (loss) from operations    $     (9,673)   $        578    $      5,785    $     12,405                    $      9,095
                                      ============    ============    ============    ============                    ============

Nine months ended September 30, 2001:
     Total revenues                   $    795,699    $     43,230    $    183,548    $    262,414    $    (38,379)   $  1,246,512
     Transfers between regions             (12,071)         (4,504)        (12,059)         (9,745)         38,379              --
                                      ------------    ------------    ------------    ------------    ------------    ------------
     Revenues from customers          $    783,628    $     38,726    $    171,489    $    252,669    $         --    $  1,246,512
                                      ============    ============    ============    ============    ============    ============

     Net revenues                     $    317,724    $     10,375    $     83,362    $     65,205                    $    476,666
                                      ============    ============    ============    ============                    ============

     Income (loss) from operations    $    (85,086)   $       (750)   $      8,102    $     16,689                    $    (61,045)
                                      ============    ============    ============    ============                    ============

                                    EGL, INC.
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                          Europe,
                                            North           South       Middle East   Asia & South
                                           America         America        & Africa       Pacific     Eliminations    Consolidated
                                         ------------   ------------   ------------   ------------   ------------    ------------
Three months ended September 30, 2002:
     Total revenues                      $    244,040   $     14,604   $     72,934   $    100,740   $    (12,087)   $    420,231
     Transfers between regions                 (3,045)        (1,332)        (3,547)        (4,163)        12,087              --
                                         ------------   ------------   ------------   ------------   ------------    ------------
     Revenues from customers             $    240,995   $     13,272   $     69,387   $     96,577   $         --    $    420,231
                                         ============   ============   ============   ============   ============    ============

     Net revenues                        $    113,721   $      3,442   $     31,878   $     22,279                   $    171,320
                                         ============   ============   ============   ============                   ============

*    Income (loss) from operations       $     (1,854)  $         92   $        973   $      3,623                   $      2,834
                                         ============   ============   ============   ============                   ============

Three months ended September 30, 2001:
     Total revenues                      $    264,191   $     14,176   $     65,105   $     87,324   $    (15,804)   $    414,992
     Transfers between regions                 (4,836)        (1,614)        (4,887)        (4,467)        15,804              --
                                         ------------   ------------   ------------   ------------   ------------    ------------
     Revenues from customers             $    259,355   $     12,562   $     60,218   $     82,857   $         --    $    414,992
                                         ============   ============   ============   ============   ============    ============

     Net revenues                        $    117,284   $      3,464   $     28,940   $     21,756                   $    171,444
                                         ============   ============   ============   ============                   ============

     Income (loss) from operations       $    (18,785)  $        555   $      2,301   $      4,971                   $    (10,958)
                                         ============   ============   ============   ============                   ============

*Excludes Air Transportation Safety and System Stabilization Act grant of $8.9 million (Note 4).

         Revenues from transfers between regions represent approximate amounts that would be charged if an unaffiliated company provided the services. Total regional revenues are reconciled with total consolidated revenues by eliminating inter-regional revenues.

                                                    NINE MONTHS ENDED                THREE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                   2002          2001               2002           2001
                                                 --------      ---------          --------      ---------
             Operating income (loss) for
                 reportable regions               $ 9,095      $ (61,045)          $ 2,834      $ (10,958)
             Airline stablization grant             8,923             --             8,923             --
                                                 --------      ---------          --------      ---------
                 Total operating income (loss)   $ 18,018      $ (61,045)         $ 11,757      $ (10,958)
                                                 ========      =========          ========      =========

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

                                                                  Nine Months Ended September 30,
                                                     --------------------------------------------------------
                                                                2002                          2001
                                                     --------------------------    --------------------------
                                                                        % of                          % of
                                                       Amount         Revenues       Amount         Revenues
                                                     -----------    -----------    -----------    -----------
                                                                (in thousands, except percentages)
Revenues:
     Air freight forwarding                          $   896,852           75.1    $   959,935           77.0
     Ocean freight forwarding                            145,148           12.1        135,879           10.9
     Customs brokerage and other                         152,492           12.8        150,698           12.1
                                                     -----------    -----------    -----------    -----------
Revenues                                             $ 1,194,492          100.0    $ 1,246,512          100.0
                                                     ===========    ===========    ===========    ===========
                                                                      % of Net                      % of Net
                                                       Amount         Revenues       Amount         Revenues
                                                     -----------    -----------    -----------    -----------

Net revenues:
     Air freight forwarding                          $   292,494           59.9    $   283,117           59.4
     Ocean freight forwarding                             43,609            8.9         42,851            9.0
     Customs brokerage and other                         152,492           31.2        150,698           31.6
                                                     -----------    -----------    -----------    -----------
Net revenues                                             488,595          100.0        476,666          100.0
                                                     -----------    -----------    -----------    -----------

Operating expenses:
     Personnel costs                                     270,383           55.3        289,550           60.8
     Other selling, general and administrative
        expenses                                         203,641           41.7        223,099           46.8
     EEOC legal settlement (Note 14)                          --             --         10,089            2.1
     Restructuring and integration costs (Note 10)         5,476            1.1         14,973            3.1
     Air Transportation Safety and System
       Stabilization Act grant (Note 4)                   (8,923)          (1.8)            --             --
                                                     -----------    -----------    -----------    -----------

Operating income (loss)                                   18,018            3.7        (61,045)         (12.8)
Nonoperating expense net                                 (13,829)          (2.8)        (5,618)          (1.2)
                                                     -----------    -----------    -----------    -----------

Income (loss) before provision (benefit)
     for income tax                                        4,189            0.9        (66,663)         (14.0)
Provision (benefit) for income taxes                       1,634            0.3        (25,665)          (5.4)
                                                     -----------    -----------    -----------    -----------

Income (loss) before change in accounting
     for negative goodwill                                 2,555            0.5        (40,998)          (8.6)
Cumulative effect of change in accounting
     for negative goodwill (Note 3)                          213            0.1             --             --
                                                     -----------    -----------    -----------    -----------

Net income (loss)                                    $     2,768            0.6    $   (40,998)          (8.6)
                                                     ===========    ===========    ===========    ===========

                                   EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Revenues decreased $52.0 million, or 4.2%, to $1,194.5 million in the nine months ended September 30, 2002 compared to $1,246.5 million in the nine months ended September 30, 2001 primarily due to decreases in air freight forwarding revenue. Net revenues, which represent revenues less freight transportation costs, increased $11.9 million, or 2.5%, to $488.6 million in the nine months ended September 30, 2002 compared to $476.7 million in the nine months ended September 30, 2001 due to an increase in air freight forwarding, ocean freight forwarding, and customs brokerage and other net revenues.

         Air freight forwarding revenue. Air freight forwarding revenue decreased $63.0 million, or 6.6%, to $896.9 million in the nine months ended September 30, 2002 compared to $959.9 million in the nine months ended September 30, 2001 primarily as a result of volume decreases in North America and Asia Pacific offset by volume increases in South America and Europe. Airfreight forwarding net revenue increased $9.4 million, or 3.3%, to $292.5 million in the nine months ended September 30, 2002, as compared to $283.1 million in the nine months ended September 30, 2001. The air freight forwarding margin increased to 32.6% for the nine months ended September 30, 2002, compared to 29.5% for the nine months ended September 30, 2001. The volume decreases were primarily due to the weakened global economy. North America was also adversely affected by the shift from air expedited shipments (next flight out, next day, or second day time definite shipments) to economy ground deferred shipments (third through fifth day). The increase in margin was primarily related to the elimination of the U.S. dedicated charter commitments, except for two "power by the hour" agreements that are cancelable with a 30 day notice, in 2002, better yield management and better buying opportunities on our international freight forwarding services.

         Ocean freight forwarding revenue. Ocean freight forwarding revenue increased $9.2 million, or 6.8%, to $145.1 million in the nine months ended September 30, 2002 compared to $135.9 million in the nine months ended September 30, 2001, while ocean freight forwarding net revenue increased $758,000, or 1.8%, to $43.6 million in the nine months ended September 30, 2002 compared to $42.9 million in the nine months ended September 30, 2001. The increase was principally due to volume increases in Asia Pacific and Europe offset by decreases in North and South America. The ocean freight forwarding margin decreased to 30.0% in the nine months ended September 30, 2002 compared to 31.5% in the nine months ended September 30, 2001. The decline in ocean margins was due to a decline in direct ocean shipments, which have a higher margin, during the nine months ended September 30, 2002.

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, increased $1.8 million, or 1.2%, to $152.5 million in the nine months ended September 30, 2002 compared to $150.7 million in the nine months ended September 30, 2001. The increase was principally due to higher logistics revenue in Europe and Asia Pacific offset by a decrease in North America. The decrease in North America was due to lower import activities during the nine months ended September 30, 2002.

         Personnel costs. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs decreased $19.2 million, or 6.6%, to $270.4 million in the nine months ended September 30, 2002 compared to $289.6 million in the nine months ended September 30, 2001. As a percentage of net revenues, personnel costs were 55.3% in the nine months ended September 30, 2002, compared to 60.8% in the nine months ended September 30, 2001. The reduction in personnel costs was a result of headcount reductions throughout 2001, which eliminated approximately 500 full-time employees, a reduction of approximately 225 employees during 2002, controls in the use of contract labor and a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter 2002. The cost savings from the reduction in headcount in 2002 were offset by approximately $1.0 million of severance costs recorded in the third quarter of 2002.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses decreased $19.5 million, or 8.7%, to $203.6 million in the nine months ended September 30, 2002 compared to $223.1 million in the nine months ended September 30, 2001. As a percentage of net revenues, other selling, general and administrative expenses were 41.7% in the nine months ended September 30, 2002 compared to 46.8% in the nine months ended September 30, 2001. This decrease is primarily due to management initiatives on cost savings, the

                                   EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


realization of merger related cost synergies, and the elimination of goodwill amortization expense due to the implementation of SFAS 142. These cost savings were partially offset by an increase in facility costs, insurance premiums and depreciation expense. Although we completed the consolidation of many of our facilities, our facility costs increased by approximately $5.2 million as we are leasing more space than in the previous year for our expanded warehousing and logistics services. The increase in depreciation expense was largely related to increases in computer software and office equipment depreciation. During the third quarter of 2002, the Company took an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for a proposed building in Canada.

         Restructuring and integration costs. Primarily in connection with the Circle merger, we recorded costs of $15.0 million in the nine months ended September 30, 2001. We revised our original estimated sublease income related to duplicate facility costs and recorded an additional $5.5 million of restructuring and integration costs, during the third quarter of 2002. Our reserve for restructuring and integration was $8.9 million, as of September 30, 2002.

         Air Transportation Safety and System Stabilization Act grant. During the third quarter 2002, we received a total of $8.9 million related to the Air Transportation Safety and System Stabilization Act, which was signed into law on September 22, 2001 (See Note 4 of the Notes to the Condensed Consolidated Financial Statements).

         EEOC legal settlement. In October 2001, we settled our claim with the EEOC and recorded a charge of $10.1 million during the third quarter 2001, which included $8.5 million to be placed into a settlement fund, $500,000 to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement (See Note 14 of the Notes to the Condensed Consolidated Financial Statements).

         Nonoperating expense, net. For the nine months ended September 30, 2002, we had net nonoperating expenses of $13.8 million compared to $5.6 million for the nine months ended September 30, 2001. The $8.2 million increase was primarily due to an impairment charge of approximately $6.7 million for our investment in Miami Air and a $1.3 million reserve established for Miami Air's outstanding letters of credit guaranteed by us. (See Note 8 of the Notes to the Condensed Consolidated Financial Statements). Additionally, we incurred net foreign exchange losses of $886,000 in the nine months ended September 30, 2002, which was an increase from the nine months ended September 30, 2001 of $543,000. Nonoperating expense in the nine months ended September 30, 2001 was reduced by a $2.3 million gain recognized by recording the market value of an investment that became available for sale.

         Effective tax rate. The effective income tax rate for the nine months ended September 30, 2002 was 39.0% compared to 38.5% for the nine months ended September 30, 2001. Our effective tax rate fluctuated primarily due to the changes in the level of pre-tax income in foreign countries that had different rates.

                                   EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

                                                       Three Months Ended September 30,
                                          ------------------------------------------------------------
                                                       2002                          2001
                                          -----------------------------   ----------------------------
                                                               % of                         % of
                                               Amount        Revenues       Amount         Revenues
                                            -----------    -----------    -----------    -----------
                                                      (in thousands, except percentages)

Revenues:
     Air freight forwarding                 $   313,899           74.7    $   316,795           76.3
     Ocean freight forwarding                    53,752           12.8         47,968           11.6
     Customs brokerage and other                 52,580           12.5         50,229           12.1
                                            -----------    -----------    -----------    -----------
Revenues                                    $   420,231          100.0    $   414,992          100.0
                                            ===========    ===========    ===========    ===========


                                                            % of Net                       % of Net
                                               Amount       Revenues        Amount         Revenues
                                            -----------    -----------    -----------    -----------
Net revenues:
     Air freight forwarding                 $   103,558           60.4    $   105,690           61.6
     Ocean freight forwarding                    15,182            8.9         15,525            9.1
     Customs brokerage and other                 52,580           30.7         50,229           29.3
                                            -----------    -----------    -----------    -----------
Net revenues                                    171,320          100.0        171,444          100.0
                                            -----------    -----------    -----------    -----------

Operating expenses:
     Personnel costs                             94,846           55.4         94,328           55.0
     Other selling, general and
        administrative expenses                  68,164           39.8         71,735           41.8
     EEOC legal settlement (Note 14)                 --             --         10,089            6.0
     Restructuring and
        integration costs (Note 10)               5,476            3.2          6,250            3.7
     Air Transportation Safety and System
        Stabilization Act grant (Note 4)         (8,923)          (5.2)            --             --
                                            -----------    -----------    -----------    -----------

Operating income (loss)                          11,757            6.8        (10,958)          (6.4)
Nonoperating expense, net                        (2,335)          (1.3)        (3,062)          (1.8)
                                            -----------    -----------    -----------    -----------

Income (loss) before provision (benefit)
     for income taxes                             9,422            5.5        (14,020)          (8.2)
Provision (benefit) for income taxes              3,675            2.1         (5,245)          (3.1)
                                            -----------    -----------    -----------    -----------

Net income (loss)                           $     5,747            3.4    $    (8,775)          (5.1)
                                            ===========    ===========    ===========    ===========

                                   EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         Revenues. Revenues increased $5.2 million, or 1.3%, to $420.2 million in the three months ended September 30, 2002 compared to $415.0 million in the three months ended September 30, 2001 primarily due to increases in ocean freight forwarding and customer brokerage and other revenue. Net revenues, which represents revenues less freight transportation costs, decreased $124,000, or 0.1%, to $171.3 million in the three months ended September 30, 2002 compared to $171.4 million in the three months ended September 30, 2001 primarily due to a decrease in air freight forwarding offset by an increase in customs brokerage and other net revenues.

         Air freight forwarding revenue. Airfreight forwarding revenue decreased $2.9 million, or 0.9%, to $313.9 million in the three months ended September 30, 2002 compared to $316.8 million in the three months ended September 30, 2001 primarily as a result of volume decreases in North America which were partially offset by a volume increase in Asia Pacific. The volume decreases in North America were primarily due to the weakened U.S. economy. North America was also adversely affected by the shift from air expedited shipments (next flight out, next day or second day time definite shipments) to economy ground deferred shipments (third through fifth day).

         Air freight forwarding net revenue decreased $2.1 million, or 2.0%, to $103.6 million in the three months ended September 30, 2002 compared to $105.7 million in the three months ended September 30, 2001. The air freight forwarding margin decreased to 33.0% for the three months ended September 30, 2002 compared to 33.4% for the three months ended September 30, 2001. The decrease in margin was primarily due to a decrease of 19.1% in direct air shipments, offset slightly by an increase of 1.0% in international shipments.

         Ocean freight forwarding revenue. Ocean freight forwarding revenue increased $5.8 million, or 12.1%, to $53.8 million in the three months ended September 30, 2002 compared to $48.0 million in the three months ended September 30, 2001, while ocean freight forwarding net revenue decreased $343,000 or 2.2% to $15.2 million in the three months ended September 30, 2002 compared to $15.5 million in the three months ended September 30, 2001. Ocean freight forwarding margins decreased to 28.2% for the three months ended September 30, 2002 compared to 32.4% in the three months ended September 30, 2001. The increase in revenue was principally due to improved trading levels in Europe and Asia Pacific partially offset by a decline in consolidation activities in North America and South America. The decrease in margin was primarily due to a change in the mix between ocean consolidation shipments and direct shipments. Ocean consolidation shipment activity increased by 24.5% while direct shipment activity declined by 23.7%.

         Customs brokerage and other revenue. Customs brokerage and other revenue, which includes warehousing, distribution and other logistics services, increased $2.4 million, or 4.8%, to $52.6 million in the three months ended September 30, 2002 compared to $50.2 million in the three months ended September 30, 2001 due to an increase in import and logistics activity in Europe and Asia Pacific.

         Personnel costs. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $518,000, or 0.5%, to $94.8 million in the three months ended September 30, 2002 compared to $94.3 million in the three months ended September 30, 2001, primarily due to $1.0 million of severance costs recorded in the third quarter of 2002, offset by a cost savings related to a reduction in headcount. As a percentage of net revenues, personnel costs were 55.4% in the three months ended September 30, 2002 compared to 55.0% in the three months ended September 30, 2001.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses decreased $3.5 million, or 4.9%, to $68.2 million in the three months ended September 30, 2002 compared to $71.7 million in the three months ended September 30, 2001. As a percentage of net revenues, other selling, general and administrative expenses were 39.8% in the three months ended September 30, 2002 compared to 41.8% in the three months ended September 30, 2001. This decrease was primarily due to management initiatives on cost savings, realization of merger related cost synergies, the elimination of goodwill amortization expense due to the implementation of SFAS 142, and lower bad debt expense reflecting improvements in collection management. The lower expenses were partially offset by an increase in facility costs and depreciation expense. Although we have completed the consolidation of many of our facilities, our facility costs increased by approximately $2.6 million as we are leasing more

                                   EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


space than in the prior year for our expanded warehousing and logistics services in certain locations. The increase in depreciation expense was primarily related to increases in computer software and office equipment depreciation. During the third quarter of 2002, the Company took an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for a proposed building in Canada.

         Restructuring and integration costs. Primarily in connection with the Circle merger, we recorded costs of $6.3 million in the three months ended September 30, 2001. In September 2002, we revised our original estimated sublease income related to duplicate facility costs and recorded an additional $5.5 million of restructuring and integration costs during the third quarter of 2002.

         Air Transportation Safety and System Stabilization Act grant. During the third quarter 2002, we received a total of $8.9 million related to the Air Transportation Safety and System Stabilization Act, which was signed into law on September 22, 2001 (See Note 4 of the Notes to the Condensed Consolidated Financial Statements).

         EEOC legal settlement. In October 2001, we settled our claim with the EEOC and recorded a charge of $10.1 million during the third quarter 2001, which included $8.5 million to be placed into a settlement fund, $500,000 to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement (See Note 14 of the Notes to the Condensed Consolidated Financial Statements).

         Nonoperating expense, net. For the three months ended September 30, 2002, we had net nonoperating expenses of $2.3 million compared to $3.1 million for the three months ended September 30, 2001. The $800,000 decrease was primarily due to reduced losses, associated with our unconsolidated affiliates, which were $104,000 in the three months ended September 30, 2002 as compared $751,000 in the three months ended September 30, 2001. Additionally, we incurred foreign exchange losses of $624,000 and $528,000 in the three months ended September 30, 2002 and 2001, respectfully.

         Effective tax rate. The effective income tax rate for the three months ended September 30, 2002 was 39.0% compared to 37.4% for the three months ended September 30, 2001. Our effective tax rate fluctuated primarily due to the changes in the level of pre-tax income in foreign countries that have different rates.


LIQUIDITY AND CAPITAL RESOURCES

  General

         Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We have substantially reduced operating costs and have worked to diversify our customer base. Additionally, we have made significant efforts to collect outstanding customer accounts receivable amounts and were able to use the cash from these collections to avoid any borrowings on our line of credit during the three and nine months ended September 30, 2002. Should we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.

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

         Cash flows from operating activities. Net cash provided by operating activities was $72.3 million in the nine months ended September 30, 2002 compared to $8.3 million in the nine months ended September 30, 2001. The increase in the nine months ended September 30, 2002 was primarily due to a positive change in the net effect of changes in working capital and net income in 2002 as compared to net losses in 2001. In the nine months ended September 30, 2002, the adjustments to reconcile net income to net cash provided by operating activities include an impairment charge of approximately $6.7 million related to our investment in Miami Air, $5.5 million of additional restructuring and

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


integration reserve for duplicate facilities and a $8.9 million grant related to the Air Transportation Safety and System Stabilization Act. (See Notes 4, 8 and 10 of the Notes to the Condensed Consolidated Financial Statements).

         Cash flows from investing activities. Net cash used in investing activities in the nine months ended September 30, 2002 was $14.9 million compared to $45.3 million in the nine months ended September 30, 2001. We incurred capital expenditures of $25.3 million during the nine months ended September 30, 2002 as compared to $51.9 million during the nine months ended September 30, 2001. Capital expenditures in 2002 include land we acquired on August 30, 2002, from a related party for $9.8 million in cash, including acquisition costs of $100,000 (See Note 15 of the Notes to the Condensed Consolidated Financial Statements). We received proceeds from the sale of assets of $7.6 million during the nine months ended September 30, 2002 as compared to $9.2 million during the nine months ended September 30, 2001. The cash proceeds from the sale of assets in 2002 included $2.6 million from a sale-leaseback transaction in the first quarter, $2.5 million from the sale of facilities in Australia and Japan in the second quarter, and $1.3 million from the maturity of a time deposit in Hong Kong in the second quarter.

         Cash flows from financing activities. Net cash used in financing activities in the nine months ended September 30, 2002 was $12.1 million compared to net cash provided by financing activities of $42.6 million in the nine months ended September 30, 2001. Net repayments of notes payable were $3.8 million in the nine months ended September 30, 2002 and net borrowings on notes payable were $37.8 million for the nine months ended September 30, 2001. Proceeds from the exercise of stock options were $330,000 in the nine months ended September 30, 2002 compared to $3.6 million in the nine months ended September 30, 2001. Additionally, we purchased $9.4 million of common stock during the third quarter of 2002.

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

         The notes are convertible at any time up to four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.43 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact our diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of September 30, 2002, the fair value of the notes was $90.2 million.

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

         Revolving credit facility. Our amended and restated credit facility (Restated Credit Facility), which was last amended effective as of October 14, 2002, is with a syndicate of three financial institutions, with Bank of America (the Bank) as collateral and administrative agent for the lenders, matures on December 20, 2004. The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

         o $75 million, which will be increased to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to other financial institutions, or

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

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

         The aggregate of the last four sub-bullet points above is referred to as our eligible borrowing base. The Restated Credit Facility includes a $50 million letter of credit subfacility. We had $25.8 million in standby letters of credit outstanding as of September 30, 2002 under this facility.

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

         For each tranche of principal borrowed under the revolving line of credit, currently, we may elect an interest rate of either LIBOR plus currently an applicable margin of 2.00% to 2.75% that varies based upon availability under the line, or the prime rate announced by the Bank, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.

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

         The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all domestic subsidiaries and our Canadian operating subsidiary. In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if our eligible borrowing base falls below $40 million. Events of default under the Restated Credit Facility include, but are not limited to, the

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


occurrence of a material adverse change in our operations, assets or financial condition or our ability (including our domestic subsidiaries or our Canadian operating subsidiary) to perform under the Restated Credit Facility. During the nine months ended September 30, 2002, we had no borrowings under this facility. As of September 30, 2002, we had available unused borrowing capacity of $49.2 million.

         Other guarantees. Several of our foreign operations guarantee amounts associated with our custom brokerage services. As of September 30, 2002, these outstanding guarantees approximated $31.2 million.

         Agreements with charter airlines. As of September 30, 2002, we were not obligated under any long-term lease agreements for charter aircraft. In May 2002, EGL and Miami Air mutually agreed to cancel the aircraft charter agreement as of May 9, 2002, and we paid $450,000 for services rendered in May 2002 and aircraft repositioning costs. We lease other cargo aircraft for utilization in our domestic and international heavy-cargo overnight air network based on actual utilization and these agreements are cancelable with a 30-day notice.

         Litigation. In addition to the EEOC matter (See Note 14 of the Notes to the Condensed Consolidated Financial Statements), we are party to routine litigation incidental to our business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. We have established reserves for these other matters, and it is management's opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

         We have an option, exercisable at any time during the lease term, and under particular circumstances may be obligated, to acquire the financed facilities for an amount equal to the outstanding lease balance. If we do not exercise the

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


purchase option, and do not otherwise meet our obligations, we are subject to a deficiency payment computed as the amount equal to the outstanding lease balance minus the then current fair market value of each financed facility within limits. We expect that the amount of any deficiency payment would be expensed. We may also have to find other suitable facilities to operate in or potentially be subject to a reduction in revenues and other operating activities.

         Under the terms of the master operating synthetic lease agreement, average monthly lease payments, including monthly interest costs based upon LIBOR plus 145 basis points, begin upon the completion of the construction of each financed facility. The monthly lease obligations currently approximate $98,000 per month. A balloon payment equal to the outstanding lease balances, which were initially equal to the cost of the facilities is due in November 2002. As of September 30, 2002, the aggregate lease balance was approximately $13.5 million.

         On September 17, 2002, we entered into a purchase and sale agreement with an unrelated third party for four of the five properties covered under the master operating synthetic lease for $15.3 million, which amount is greater than the outstanding lease balance. The purchaser will be required to immediately lease the properties back to us upon closing. This sale-leaseback transaction is scheduled to close in November 2002. There was no deficiency between the outstanding lease balance and the fair market value of the remaining property not covered by the purchase and sales agreement as of September 30, 2002. The transaction is subject to customary closing conditions.

         Other synthetic lease and related capital lease. During 1998, Circle entered into two lease agreements related to one of its domestic terminal facilities. One of the lease agreements relates to land and is currently being accounted for as a synthetic operating lease. We are required to make semi-annual payments of $139,000 until December 31, 2007. The second agreement relates to buildings and improvements and is accounted for as capital lease rather than as a synthetic lease. Therefore, the fixed asset and related liability for the second lease are included in the accompanying condensed consolidated balance sheet. Property under the capital lease is amortized over the lease term. As of September 30, 2002, the carrying value of property held under the building and improvements lease was $3.1 million, which is net of $2.5 million of accumulated amortization. At September 30, 2002, the outstanding liability related to the principal balances on these leases was approximately $12.9 million. We are also required to make semi-annual payments of $304,000 related to the building and improvements lease.

         Stock repurchase program. In August 2002, the Company's Board of Directors authorized the repurchase of up to $15.0 million in value of its outstanding common stock. As of November 8, 2002, the Company had repurchased 920,200 shares for a total of $10.0 million under this authorization, which expires on December 8, 2002. Any future repurchases are subject to market conditions. There can be no assurance as to what additional amount, if any, of shares we will repurchase.

         Stock options. As of September 30, 2002, we had outstanding non-qualified stock options to purchase an aggregate of 5.3 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $5.50 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine months ended September 30, 2002, of non-qualified stock options to purchase an aggregate of 46,925 shares of common stock, we are entitled to an income tax deduction of approximately $134,000. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, Accounting for Income Taxes. Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.


COMMISSIONER'S CHARGE

         As discussed in "Part II, Item 1. Legal Proceedings", we have reached a Consent Decree settlement with the EEOC which resolves the EEOC's allegations contained in the Commissioners Charge. This Consent Decree was

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


approved by the District Court on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.


RELATED PARTY TRANSACTIONS

         Currently, our operations in Miami, Florida are located in three different facilities. In order to increase operational efficiencies, we acquired land to be used as the site for a new facility to consolidate our Miami operations. We acquired the land, on August 30, 2002, from a related party entity controlled by James R. Crane, Chairman, President and Chief Executive Officer of EGL for $9.8 million in cash, including our acquisition costs of $131,000. We previously had identified this parcel of land as the most advantageous property on which to consolidate our Miami operations. We entered into negotiations on the land and reached agreement with the seller on terms. However, given the downturn in the economy and our weakening financial condition at that point in time, we elected to delay purchasing this property until our financial condition improved. On July 10, 2001, Mr. Crane purchased the land in anticipation of reselling the land to us. The purchase price represents the lower of current market value, based on an independent appraisal, or Mr. Crane's purchase price plus carrying costs for the land. Our Audit Committee, which consists of five independent directors, engaged in an analysis and discussion regarding whether it was in the best interest of EGL to enter into a purchase agreement to purchase this particular tract of land from Mr. Crane. The Audit Committee analysis included, but was not limited to, obtaining an independent appraisal of the land, reviewing a comparative properties analysis performed by an outside independent real estate company and performing a cost benefit analysis for several different alternatives. Based upon the data obtained from the analysis and after lengthy discussion, the Audit Committee determined that the best alternative for EGL, in its opinion, was for us to purchase the property from Mr. Crane. The Audit Committee then made a recommendation to our Board of Directors, which includes six independent directors, to purchase this particular land. In August 2002, the purchase was unanimously approved by our Board of Directors, with Mr. Crane abstaining from the vote.

         In connection with our investment in Miami Air, we entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to us for a three-year term. We caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay us an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse us for any payments owed by us in respect to the letter of credit. As of September 30, 2002, Miami Air had $2.0 million in funded debt under the line of credit that is supported by the $7 million standby letter of credit. Additionally, as of September 30, 2002, Miami Air had outstanding $2.1 million in letters of credit and surety bonds supported by the $7 million standby letter of credit.

         During the first four months of 2002, there were three aircraft subject to the aircraft charter agreement and we paid approximately $6.1 million related to this agreement. In May 2002, EGL and Miami Air mutually agreed to cancel the aircraft charter agreement for the three planes as of May 9, 2002 and we paid $450,000 for services rendered in May 2002 and aircraft repositioning costs.

         The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air made EGL aware that the amounts due Miami Air's bank (which are secured by seven 727 planes) were significantly higher than the market value of those planes. In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes. Miami Air had informed us that its creditors had indicated a willingness to make concessions. In May 2002, we were informed that Miami Air's negotiations with its creditors had reached an impasse and no agreement appeared feasible. As such, in the first quarter of 2002, we recognized an other than temporary impairment of the carrying value of our $6.7 million investment in Miami Air, which carrying value includes a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, we recorded a reserve of $1.3 million for our estimated exposure on the outstanding funded debt and letters of credit supported by the $7 million standby letter of credit. During the third quarter of 2002, Miami Air informed us that certain of its creditors have now, in fact, made certain concessions. We have not adjusted our reserve, and there can be no assurance that the ultimate loss, if any, will not exceed such estimate.

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


         Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman and CEO of EGL) and Mr. Hevrdejs (a director of EGL) are obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air's Series A preferred stock upon demand by the Board of Directors of Miami Air. EGL and Mr. Crane both have the right to appoint one member of Miami Air's Board of Directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's Board of Directors. As of September 30, 2002, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano (EGL's Chief Financial Officer) and two others. The Series A preferred stock, if issued, (1) will not be convertible, (2) will have a 15.0% annual dividend rate and (3) will be subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events. The original charter transactions between Miami Air and EGL were negotiated with Miami Air's management at arms length at the time of our original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and, together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with our directors in other business transactions unrelated to Miami Air.

         In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane. On October 30, 2000, our Board of Directors approved a change in this arrangement whereby we would reimburse Mr. Crane for the $112,000 monthly lease obligation and other related costs on this aircraft and we would bill Mr. Crane for any use of this aircraft unrelated to company business on an hourly basis. During the three and nine months ended September 30, 2001, we reimbursed Mr. Crane $100,000 and $800,000, respectively in lease payments and related costs on the aircraft. In August 2001, we revised our agreement with Mr. Crane whereby we are now charged for actual usage of the plane on an hourly basis and are billed on a periodic basis. During the three and nine months ended September 30, 2002, we paid Mr. Crane $132,000 and $887,000, respectively, for actual hourly usage of the plane.

         We subleased a portion of our warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease which ended during the first quarter 2002. The customer is partially owned by Mr. Crane. We received $21,000 in rental income for the nine months ended September 30, 2002. In addition, we billed this customer approximately $67,000 and $122,000, respectively for freight forwarding services for the three and nine months ended September 30, 2002.

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

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)

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

         We have incurred substantial costs during the periods presented related to a number of information systems projects that were being developed during that time period. Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development

                                   EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems. Management believes that all projects capitalized at September 30, 2002 will be successfully completed and will result in benefits recoverable in future periods.

         Goodwill and other intangibles. During the first quarter of 2002, we changed our critical accounting policy for goodwill due to two new accounting pronouncements (See Notes 3 and 7 of the Notes to the Condensed Consolidated Financial Statements).

         Impairment of long-lived assets. The carrying value of long-lived assets, excluding goodwill, is reviewed periodically based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period. If the cash flow analysis indicated that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value will be reduced to the estimated fair value of the assets or the present value of the expected future cash flows. Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be a ready market, which often times results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.

Item 3.  Quantitative and qualitative disclosures about market risk

         There have been no material changes in exposure to market risk from that discussed in EGL's Annual Report on Form 10-K for the year ended December 31, 2001. We had foreign exchange losses of $886,000 in the nine months ended September 30, 2002 as compared to $343,000 in the nine months ended September 30, 2001. These losses were primarily a result of volatility in the South American currencies. (See Note 6 of the Notes to the Condensed Consolidated Financial Statements, and Managements Discussion and Analysis of Financial Condition and Results of Operations).

Item 4.  Controls and Procedures

         Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

                                   EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


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

         On October 2, 2001, the EEOC and EGL announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge mentioned above. Under the Consent Decree, EGL has agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination. The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, EGL will contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund). This Program will provide training and educational opportunities for women and minorities already employed at EGL and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, EGL has not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative, legal fees and other costs associated with the EEOC litigation and settlement.

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th, and October 5th) which will occur immediately after the effective date of the Consent Decree. The Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of September 30, 2002, the Company had funded $2.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying consolidated balance sheet. Total related accrued liabilities included in the accompanying consolidated balance sheet at September 30, 2002 and December 31, 2001 were $13.6 million and $14.3 million, respectively.

         It is unclear whether some or all of the seven remaining individual plaintiffs will attempt to participate under the Consent Decree or whether they will elect to continue to pursue their claims on their own. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend itself against their allegations. The Company currently expects to prevail in its defense of any remaining individual claims. There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

                                   EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS - (CONTINUED)


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


ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

        NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        NONE

ITEM 5. OTHER INFORMATION

        FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the Circle merger; the Restated Credit Facility; expectations or arrangements for the Company's leased planes and the effects thereof; effects of and exposure relating to Miami Air; the termination of joint venture/agency agreements and the Company's ability to recover assets in connection therewith; the Company's plan to reduce costs (including the scope, timing, impact and effects thereof); past and planned headcount reductions (including the scope, timing, impact and effects thereof); pending or expected financing transactions; potential annualized cost savings; changes in the Company's dedicated charter fleet strategy (including the scope, timing, impact and effects thereof); the Company's plans to outsource leased planes, the Company's ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof), the Company's ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company's services to domestic and global economic conditions; cost management efforts; expected growth; construction of new facilities; the results, timing, outcome or effect of matters relating to the Commissioner's Charge (including the settlement thereof) or other litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; the likelihood of an audit and/or review of the Company's application for grant proceeds pursuant to the Air Transportation Safety and System Stabilization Act; the effectiveness of the Company's disclosure controls and procedures; the expected impact of changes in accounting policies on the Company's results of operations, financial condition or cash flows; the "fair value" of the Company's reporting units; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions or dispositions and any effects, benefits, results, terms or other aspects of such acquisitions or dispositions; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts. When used in this document, the words

                                   EGL, INC.


"anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.

         The Company's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to the Circle merger, including the integration of its systems, operations and other businesses; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects); the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; the finalization of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; whether the Company closes its new sale-leaseback transaction; the timing, success and effects of the Company's restructuring and other changes to its leased aircraft arrangements, whether the Company enters into arrangements with third parties relating to such leased aircraft and the terms of such arrangements, the results of the new air network, responses of customers to the Company's actions by the Company's principal shareholder; actions by Miami Air and its creditors; the lack of effectiveness of the Company's disclosure controls and procedures; the likelihood and/or result of any audit or review of the Company's DOT grant application; accuracy of accounting and other estimates; the Company's potential exposure to claims involving its local pickup and delivery operations; risk of international operations; risks relating to acquisitions and dispositions; the Company's future financial and operating results, cash needs and demand for its services; changes in accounting policies; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission including those detailed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" in the Company's Form 10-K for the year ended December 31, 2001. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a)      EXHIBITS.

         *3.1 Second Amended and Restated Articles of Incorporation of the Company, as amended. (Filed as Exhibit 3 (i) to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000 and incorporated herein by reference.)

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

         10.1 Consent and Second Amendment to Credit Agreement dated October 14, 2002.

        +10.2     Executive Deferred Compensation Plan.

       +*10.3     1995 Non-employee Director Stock Option Plan (filed as Exhibit
                  10.2 to EGL's Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).

        +10.4     Amendment Number 1 to 1995 Non-Employee Director Stock Option
                  Plan.

                                   EGL, INC.

         *  Incorporated by reference as indicated.

         +  Management contact or compensatory plan.

                  (b)      REPORTS ON FORM 8-K.

                           Current Report on Form 8-K, dated August 14, 2002, furnished under Item 9 information regarding certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    EGL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             EGL, INC.

                                             (Registrant)



   Date:   November 13, 2002                 BY:
           -----------------

                                                  /s/ James R. Crane
                                                  -----------------------------
                                                  James R. Crane
                                                  Chairman, President and Chief
                                                  Executive Officer


   Date:  November 13, 2002                  BY:
          -----------------
                                                  /s/ Elijio V. Serrano
                                                  -----------------------------
                                                  Elijio V. Serrano
                                                  Chief Financial Officer

                                    EGL, INC.

                                 CERTIFICATIONS


         I, James R. Crane, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of EGL, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



    Date:    November 13, 2002          /s/ James R. Crane
                                        ---------------------------------------

                                        James R. Crane,
                                        Chief Executive Officer, President and
                                        Chairman of the Board

                                    EGL, INC.


     I, Elijio V. Serrano, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of EGL, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:    November 13, 2002                  /s/ Elijio V. Serrano
                                            -----------------------------------
                                            Elijio V. Serrano
                                            Chief Financial Officer

                                    EGL, INC.


                                INDEX TO EXHIBITS

EXHIBITS                      DESCRIPTION
--------                      -----------
  *3.1   Second Amended and Restated Articles of Incorporation of the Company,
         as amended. (Filed as Exhibit 3 (i) to the Company's Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000 and
         incorporated herein by reference.)

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

  10.1   Consent and Second Amendment to Credit Agreement dated October 14,
         2002.

 +10.2   Executive Deferred Compensation Plan.

+*10.3   1995 Non-employee Director Stock Option Plan (filed as Exhibit 10.2 to
         EGL's Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).

 +10.4   Amendment Number 1 to 1995 Non-Employee Director Stock Option Plan.


         *  Incorporated by reference as indicated.

         +  Management contact or compensatory plan.