Form 10-K
period 2002-12-31
EGL INC
filed 2003-03-26
CIK 1001718

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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
                             ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES X NO
                                            ---   ---

         The aggregate value of the voting stock held by non-affiliates of the registrant as of June 28, 2002 was $629 million.

         At February 28, 2003, the number of shares outstanding of registrant's Common Stock was 47,056,191 (net of 1,037,284 treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

         The definitive proxy statement for the Registrant's 2003 Annual Meeting of Shareholders to be held on May 12, 2003 is incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.


================================================================================

                                TABLE OF CONTENTS

PART I............................................................................................................1
   Item 1.     Business...........................................................................................1
   ITEM 2.     Properties........................................................................................19
   ITEM 3.     Legal Proceedings.................................................................................20
   ITEM 4.     Submission of Matters To a Vote of Security Holders...............................................21

PART II..........................................................................................................22
   ITEM 5.     Market for Registrant's Common Stock and Related Shareholder Matters..............................22
   ITEM 6.     Selected Financial Data...........................................................................23
   ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............24
   ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk........................................47
   ITEM 8.     Financial Statements and Supplementary Data.......................................................49
   ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............49

PART III.........................................................................................................50
   ITEM 10.    Directors and Executive Officers of the Registrant................................................50
   ITEM 11.    Executive Compensation............................................................................50
   ITEM 12.    Security Ownership of Certain Beneficial Owners and Management....................................50
   ITEM 13.    Certain Relationships and Related Transactions....................................................51
   ITEM 14.    Controls and Procedures...........................................................................51

PART IV..........................................................................................................51
   ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................51

                                     PART I

ITEM 1. BUSINESS

GENERAL

         EGL, Inc. is a leading global transportation, supply chain management and information services company dedicated to providing flexible logistics solutions on a price competitive basis. Our services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services. We provide value-added services in addition to those customarily provided by traditional air freight forwarders, ocean freight forwarders and customs brokers. These services are designed to provide global logistics solutions for customers in order to streamline their supply chain, reduce their inventories, improve their logistics information and provide them with more efficient and effective domestic and international distribution strategies in order to enhance their profitability. Our merger with Circle International Group, Inc., in October 2000 significantly expanded our international forwarding, customs brokerage and logistics operations. The merger with Circle was treated as a pooling of interests for accounting and financial reporting purposes. Accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Circle. See note 3 of the notes to our consolidated financial statements.

         We believe we are one of the largest forwarders of domestic and international air freight based in the United States. We have a network of approximately 400 facilities, agents and distribution centers located in over 100 countries on six continents featuring advanced information systems designed to maximize cargo management efficiency and customer satisfaction. Each of our facilities is linked by a real-time, online communications network that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world.

         We conduct our operations primarily under the name "EGL Eagle Global Logistics." We were formerly known as Eagle USA Airfreight, Inc. Our name was changed to EGL, Inc., in February 2000 to reflect our increasing globalization, broader spectrum of services and long-term growth strategy. Our businesses that have historically operated under the name "Circle International Group" or a similar name have changed or are in the process of changing their names, where possible, to EGL Eagle Global Logistics or a similar name.

         We trade on the Nasdaq Stock Market under the symbol "EAGL" and were incorporated in Texas in 1984.

AVAILABLE INFORMATION

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including EGL, Inc.) file electronically with the SEC. The SEC's website is http://www.sec.gov.

         Our website is http://www.eaglegl.com. We make available free of charge through our internet site, via a link to the SEC's website at http://www.sec.gov, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this report.

         You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in PDF format. If you do not have Adobe Acrobat, a link to Adobe's Internet site, from which you can download the software, is provided.

INDUSTRY OVERVIEW

         As business requirements for efficient and cost-effective distribution services have increased, so have the importance and complexity of effectively managing freight transportation. Businesses increasingly strive to minimize inventory levels with just in time processes, perform manufacturing and assembly operations in different locations and distribute products to numerous destinations. As a result, companies frequently want expedited or time-definite shipment services. Time-definite shipments are delivered at a specific time and are typically not expedited, which results in a lower rate than for an expedited shipment.

         Customers have two principal alternatives: an air freight forwarder or a fully-integrated carrier. An air freight forwarder procures shipments from customers and arranges transportation of the cargo on a carrier. An air freight forwarder may also arrange pick up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient. Air freight forwarders often tailor shipment routing to meet the customer's price and service requirements. Fully-integrated carriers provide pick up and delivery service, primarily through their own captive fleets of trucks and aircraft. Because air freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers. In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often impose significant restrictions on delivery schedules and shipment weight, size and type. Air freight forwarders, however, generally handle shipments of any size and can offer a variety of customized shipping options.

         Most air freight forwarders, like EGL, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels, including FedEx Corporation, Airborne Freight Corporation, DHL Worldwide Express, Inc. and the United Parcel Service ("UPS"). Several integrated carriers, like Menlo Worldwide Forwarding ("Menlo") and BAX Global, Inc. ("BAX"), do focus on shipments of heavy cargo in competition with forwarders. On occasion, integrated shippers serve as a source of cargo space to forwarders. Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

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

AIR FREIGHT FORWARDING SERVICES

         Our air freight forwarding operations include expedited domestic forwarding within the United States and international forwarding. Our total air freight forwarding revenues in 2002 were $1.3 billion of which 36% were derived from domestic air freight forwarding within the United States and 64% were derived from international air freight forwarding. Our air freight forwarding and related logistics services include the following:

         o        domestic freight forwarding,

         o        global freight forwarding,

         o inland transportation of freight from point of origin to distribution center or the carrier's cargo terminal and from our terminal in the destination city to the recipient (pick up and delivery),

         o        cargo assembly,

         o        export packing and vendor shipment consolidation,

         o receiving and breaking down consolidated air freight shipments and arranging for distribution of the individual shipments,

         o        charter arrangement and handling,

         o        electronic transmittal of logistics documentation,

         o        electronic purchase order/shipment tracking,

         o expedited document delivery to overseas destinations for customs clearance, and

         o        procurement of cargo insurance.

         We neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size. We arrange for transportation of our customers' shipments via commercial airlines and air cargo carriers. All of our air shipments can be accommodated by either narrow-body or wide-body aircraft. We select the carrier for a shipment based on route, departure time, available cargo capacity and cost. We currently have regularly scheduled dedicated charters of cargo airplanes under a lease agreement with no minimum requirement, to service specific transportation lanes. As needed, we charter cargo aircraft for use in other transportation lanes. The number of these dedicated charters varies from time to time depending upon seasonality, freight volumes and other factors.

         In July 2000, we purchased a 24.5% equity interest in Miami Air International, Inc., a privately held domestic and international charter passenger airline, to obtain access to an additional source of reliable freight charter capacity. In connection with the transaction, Miami Air and EGL entered into an aircraft charter agreement whereby Miami Air agreed to provide aircraft charter services to EGL for a three-year term in exchange for a fee. During the first four months of 2002, there were three aircraft subject to the aircraft charter agreement. In May 2002, EGL and Miami Air mutually agreed to cancel the aircraft charter agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report.

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

         Local transportation services are performed either by independent cartage companies or, in the United States and Canada, primarily by our local pick up and delivery operations. See "Domestic Local Delivery Services." If delivery schedules permit, we will typically use lower-cost, overland truck transportation services, including those obtained through our domestic truck brokerage operations. See "Domestic Truck Brokerage Services."

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

         In 2002, our principal air freight forwarding customers included shippers of:

         o        computers and other electronic and high-technology equipment,

         o        automotive and aerospace components,

         o        governmental and military,

         o        trade show exhibit materials,

         o        telecommunications equipment,

         o        pharmaceuticals,

         o        printed and publishing materials,

         o        oil and gas equipment,

         o        construction and heavy equipment and

         o        apparel and entertainment equipment.

         Our air freight forwarding business is not dependent on any one customer or industry. We provide services to global or multinational customers as well as regional customers. In 2002, approximately 60% of our net revenue was attributable to air freight forwarding.

         In January 2002, we expanded our historical relationship with DHL Airways. For several years, DHL has provided us with capacity in its system in the United States. As part of the expanded arrangement, DHL provided additional capacity to our domestic freight forwarding operations and expanded its use of our ground network in selected routes. Our expanded arrangement with DHL provides us with broader coverage in the United States, allowing arrivals in key markets by 7:00 a.m. The expanded arrangement also enhances our ability to pursue market share aggressively. We believe it is important that our cost of transportation remain flexible without compromising our capability of providing heavy cargo lift and service to our customers. Both EGL and DHL determined not to enter into a long-term binding agreement regarding the expanded relationship.

DOMESTIC LOCAL DELIVERY SERVICES

         In the United States and Canada, we provide same-day local pick up and delivery services, both for shipments where we are acting as an air freight forwarder as well as for third-party customers requiring pick up and delivery within the same metropolitan area. We believe that these services provide an important complement to our air freight forwarding services by allowing for quality control over the critical pick up and delivery segments of the transportation process as well as allowing for prompt, updated information on the status of a customer's shipment at each step in the shipment process. We focus on providing local pick up and delivery services to accounts with a relatively high volume of business, which we believe provides a greater potential for profitability than a broader base of small, infrequent customers.

         As of December 31, 2002, local delivery services were offered in 82 of the 88 cities in the United States and Canada in which our terminals were located. On-demand pick up and delivery services are available 24 hours a day, seven days a week. In most locations, delivery drivers are independent contractors who operate their own vehicles. Our Houston, Texas operations include a number of company-owned or leased trailers, trucks and other ground equipment primarily to service specific customer accounts.

         Local pick up and delivery revenues were $225.8 million during 2002 and $237.5 million during 2001. Approximately $150.3 million of these revenues during 2002 and $160.1 million of these revenues during 2001 were attributable to our air freight forwarding operations and were eliminated upon consolidation. The remaining pick up and delivery revenues were attributable to local delivery services for third-party, non-forwarding business. A substantial majority of the total cost of providing for local pick up and delivery of our freight forwarding shipments in 2002 and 2001 was attributable to our own local pick up and delivery services. Revenues from domestic local delivery services, net of intercompany revenues, are included in air freight forwarding revenues.

DOMESTIC TRUCK BROKERAGE SERVICES

         We have established truck brokerage operations in the United States to provide logistical support to our forwarding operations and, to a lesser extent, to provide truckload service to selected customers. Our truck brokerage services locate and secure capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the economy delivery option. We use internal truck brokerage operations to meet delivery requirements without having to rely on third-party truck brokerage services. Additionally, by providing for our own truck brokerage, we have been able to achieve greater efficiencies and utilize purchasing power over transportation providers. We do not own a significant number of the trucks used in our truck brokerage operations and, instead, primarily use carriers or independent owner-operators of trucks and trailers on an as-needed basis. We use our relationships with a number of independent trucking companies to obtain truck and trailer space.

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

INTERNATIONAL OCEAN FREIGHT FORWARDING AND CONSOLIDATION

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

         Our compensation for ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by customers, who are either shippers or consignees. In 2002, approximately 3% of our net revenue was attributable to international ocean freight forwarding, including commissions, forwarding fees and associated ancillary services.

         Our global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to our air freight consolidation operations. We procure customer freight, consolidate shipments bound for a particular destination, determine the routing, select the ocean carrier or charter a ship, and tender each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point. As a NVOCC, we generally derive our revenues from the spread between the rate charged to our customer and the ocean carrier's charge to us for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight. Because of the volume of freight we control and consolidate, we are generally able to obtain lower rates from ocean carriers than the rate the shipper would be able to procure. In 2002, ocean freight consolidation and associated ancillary services contributed approximately 6% of our net revenues.

CUSTOMS BROKERAGE

         We function as a customs broker at approximately 60 locations in the United States and in over 300 international locations through our network of offices and agents. In our capacity as a customs broker, we prepare and file all formal documentation required for clearance through customs agencies, obtain customs bonds, in many cases facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges and assist the importer in obtaining the most advantageous commodity classifications and in qualifying for duty drawback refunds. Our customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries. Within the United States, we employ a significant number of personnel holding individual customs broker licenses.

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

         We work with importers to design cost-effective import programs that utilize our distribution and logistics services and computer technology. Such services include:

         o        electronic document preparation,

         o cargo routing from overseas origins to ports and airports of entry,

         o        bonded warehousing,

         o        distribution of the cleared cargo to inland locations, and

         o        duty drawback.

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

         As a customs broker operating in the United States, we are licensed by the U.S. Treasury and regulated by the U.S. Customs Service. Our fees for acting as a customs broker in the United States are not regulated, and we do not have a fixed fee schedule for customs brokerage services. Instead, fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided. In addition to fees, we bill the importer for amounts that we have paid on the importer's behalf, including duties, collect freight charges and similar payments. In 2002, approximately 12% of our net revenue was attributable to customs brokerage services.

LOGISTICS AND OTHER SERVICES

         Customers increasingly demand more than the simple movement of freight from their transportation suppliers. To meet these needs, suppliers seek to customize their services, by, among other things, providing information on the status of materials, components and finished goods throughout the logistics pipeline and performance reports on and proof of delivery for each shipment. We provide a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services. In 2002, approximately 19% of our net revenues were attributable to logistics and other services.

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

         Distribution and Materials Management Services

         We offer a full range of customized distribution and materials management services in connection with the transportation of cargo. These services are provided in a number of our owned and leased logistics facilities in many locations throughout the world. During 2002, we continued our program of improving existing facilities and constructing new warehouse and distribution facilities to meet customer needs. Our distribution and materials management services include inventory control, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation and special handling for perishables, hazardous materials and heavy-lift equipment. For import shipments, we provide bonded warehouse services and, in certain locations, Free Trade Zone services. These warehouse and distribution services complement the other transportation services, including the information systems tools, that form part of the integrated logistics solutions we offer to customers.

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

         Global Projects

         We have global project divisions in North America and the United Kingdom to meet the special requirements of global project management and heavy-lift movements. In addition to logistics advice and traditional ocean and air transportation services, the project divisions provide on-site assistance, vessel chartering services and consulting regarding large-scale project movements.

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

INFORMATION SYSTEMS

         A primary component of our business strategy is the continued development of advanced information systems. We have invested substantial management and financial resources in the development of our information systems in an effort to provide accurate and timely information to our management and customers. We believe that our systems have been instrumental in the productivity of our personnel, tracking of revenue and costs and the quality of our operations and service, and have resulted in substantial reductions in paperwork, and expedited the entry, processing, retrieval and internal dissemination of critical information. These systems also enable us to provide customers with accurate and up-to-date information on the status of their shipments, through a wide range of media, which has become increasingly important.

         We continue to expand our product offering to provide air, ocean and ground transportation services, warehousing and inventory management, customs and purchase order processing. Each of the services is supported by specific computer applications that facilitate the operational processes. In addition, we image many of the documents to support proof of delivery, compliance and retention.

         We have organized our computer applications to support the supply chain process. These applications are grouped into four broad categories as follows:

         o Transportation Management Systems, which include our traditional freight forwarding and consolidation systems, our pick up and delivery systems for dispatching our owner operated vehicles, and route optimization systems for our dedicated fleet of vehicles,

         o Regulatory Management Systems, which support our export and import processing. These are country specific to comply with local regulatory and reporting requirements,

         o Material Management Systems, for our logistics, warehouse management and distribution program and

         o Financial Management Systems, for our global accounting, intercompany settlement, receivables and payable management, and consolidation/financial reporting.

         These applications are linked together through our data repositories or data warehouse to enable us to deliver information and provide visibility both internally and externally.

         Currently our Information Technology strategic initiatives include:

         o continuing to integrate our service applications to further expand and enhance the value of our supply chain management programs,

         o developing customer oriented information delivery tools using extranets and data marts, which provide our customers direct access to information associated with their transportation, inventory, and logistics activity,

         o leveraging the power of the Internet to provide easy access to this information using web-based tools,

         o upgrading our financial management, human resources and international operational systems on a global basis and

         o continuing to expand our activities in business to business connectivity with our customers' systems. This includes, but is not limited to, receiving shipment requests, advance shipments notices, commercial invoices, etc. and providing status information electronically back to our customers.

SALES AND MARKETING

         We market services and supply chain solutions through a global organization of nearly 500 full-time sales people. Our sales organization continues to be one of our differentiating factors in the marketplace. All of our leaders, from Senior Management down through the regions to the station managers, support our sales people with an active and targeted selling approach. Our managers at each station are responsible for customer service and the daily execution of customer requirements focusing on a level of service that we believe will exceed customer expectations. This includes proactively managing existing customer requirements for accounts with national and global scope as well as coordinating and communicating requirements for local customers or national/global account affiliates. Our station managers are responsible for the overall results of their facility and are empowered to make decisions to support our customers and return a fair profit. In addition, our regional managers are responsible for the financial performance of the assigned stations within their region. Our employees are available 24 hours a day, seven days a week to respond to our customers.

         In the third quarter of 2002, we realigned our North America organization to provide a more customer-focused approach. Our US operations were reorganized from three expansive divisions to eight narrower regions, similar to the operating model we used prior to the acquisition with Circle. This realignment has improved our responsiveness to our customers and has enhanced our ability to make day-to-day decisions at the customer and station level. As part of the realignment, approximately 30 of our major global customers were assigned dedicated senior sales and operating "sponsors" who are responsible for the overall results of the customer/EGL relationship and are focused on customizing global solutions and services. We continue to invest in the development of our seven major vertical industry groups where we can leverage our low-cost operating model to further enhance our revenue mix globally.

         Customer retention and mining deeper into current relationships to participate in new business opportunities is important to us, and we emphasize this throughout our organization. Our logistics or "non-transportation" revenue has grown at a greater rate than our transportation revenue, and we will continue to market, design and execute supply chain solutions aimed at reducing our customer's delivered costs and strengthening our customer alliances. We continue to emphasize the development of high-revenue potential national and global accounts with our corporate and global selling while aggressively targeting local accounts where we can leverage our array of services and North America network. The larger, more complex accounts typically have many requirements ranging from very detailed standard operating procedures on international opportunities to customized IT requirements. Our global network and operating continuity allows us to provide one-stop shopping, all-in solutions for these multi-national organizations. We believe our recent growth and cost optimization has enabled us to more effectively compete for and obtain many new accounts.

CUSTOMERS

         Our customers are manufacturers and distributors of a vast array of goods including, but not limited to, electronic and high-technology, automotive, oil and gas, energy, retail, pharmaceutical and health care, machinery, printed matter, trade show materials and aerospace. We also continue to expand our business with government agencies and defense entities globally. In 2002, no customer accounted for more than 10% of our revenues. Despite this healthy diversification of customers, adverse conditions in some of our larger business sectors could have an impact on our growth targets should there be a significant decrease in our customers' volumes. We expect that demand for our services, and consequently results of operations, will continue to be sensitive to domestic and global economic conditions and other factors we cannot directly control. As such, our focus will remain on expanding lines of business with current customers and adding new accounts through our superior field and global sales teams.

REGULATION

         We do not believe that transportation and customs-related regulatory compliance have had a material adverse impact on operations to date. However, failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our operating permits or authorities. We cannot give assurance as to the degree or cost of future regulations on our business. Some of the regulations affecting our operations are described below.

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

         Logistics and Other Services

         Some portions of our warehouse operations require:

         o registration under the Gambling Act of 1962 and a license or registration by the U.S. Department of Justice,

         o        authorizations and bonds by the U.S. Treasury,

         o a license by the Bureau of Alcohol, Tobacco & Firearms of the U.S. Treasury, and

         o        approvals by the U.S. Customs Service.

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

EMPLOYEES

         We had approximately 8,700 employees at December 31, 2002, including approximately 500 sales personnel. None of our employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with employees to be good. We also had contracts with approximately 1,500 independent owner/operators of local delivery services as of December 31, 2002. The independent owner/operators own, operate and maintain the vehicles they use in their work for us and may employ qualified drivers of their choice. Our owned or leased vehicles were driven by approximately 190 of our employees as of December 31, 2002.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning our executive officers as of January 31, 2003:


NAME                      AGE                         POSITION
----                      ---                         --------
James R. Crane             49          Chairman of the Board of Directors,
                                       President and Chief Executive Officer

Elijio V. Serrano          45          Chief Financial Officer

E. Joseph Bento            40          Chief Marketing Officer and President of
                                       North America

Ronald E. Talley           51          President of  Select Carrier Group, a
                                       division of EGL, Inc.


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

         E. Joseph Bento. Mr. Bento was appointed President of North America in July 2002 and Chief Marketing Officer in September 2000. He joined us in February 1992 as an account executive. From March 1994 to December 1994, he served as a sales manager in Los Angeles, and from January 1995 to September 1997, he served as Regional Sales Manager (West Coast). From June 1994 to May 1995, he also served as station manager in Los Angeles. Prior to assuming his current position, Mr. Bento held the position of Executive Vice President of Sales and Marketing from March 1999 to August 2000 and Vice President of Sales and Marketing from October 1997 to February 1999.

         Ronald E. Talley. Mr. Talley was appointed President of Select Carrier Group, a division of EGL in July 2002. He served as Chief Operating Officer, Domestic from December 1997 to June 2002. He joined us in 1990 as a station manager and later served as a regional manager. In 1996, he served as a Senior Vice President of Eagle Freight Services, and our truck brokerage and charter operations, and most recently, he has served as Senior Vice President of our air and truck operations. Prior to joining us, Mr. Talley served as a station manager at Holmes Freight Lines from 1982 to 1990. From 1979 to 1982, Mr. Talley held a variety of management positions with Trans Con Freight Lines. From 1969 to 1979, Mr. Talley served in several management positions at Roadway Express.

          John C. McVaney resigned from EGL as of January 17, 2003.

FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document (including the portion, if any, appended to this Form 10-K) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following:


o the realignment of sales organization including its effects and cost synergies,

o the DHL arrangement (including its effect, timing, DHL's use of our ground network, time of arrival in markets and cost savings),

o        the effect and benefits of the Circle merger,

o        our asset based credit facility,

o expectations or arrangements for our leased planes and the effects thereof,

o        the expected completion and/or effects of the Circle integration plan,

o the termination of joint venture/agency agreements and our ability to recover assets in connection therewith,

o our plan to reduce costs (including the scope, timing, impact and effects thereof), cost management efforts and potential annualized costs savings,

o past and planned headcount reductions (including the scope, timing, impact and effects thereof),

o consolidation of field offices (including the scope, timing and effects thereof),

o anticipated future recoveries from actual or expected sublease agreements,

o the sensitivity of demand for our services to domestic and global economic conditions,

o        ability to fund operations,

o expectations regarding an economic recovery in the U.S. and general economic conditions,

o        expected growth,

o        construction of new facilities,

o the development, implementation, upgrading, and integration of any of our computer system solutions,

o the results, timing, outcome or effect of matters relating to the Commissioner's Charge (including the settlement thereof) or other litigation and our intentions or expectations of prevailing with respect thereto,

o        future operating expenses,

o        future margins,

o        use of credit facility proceeds,

o        fluctuations in currency valuations,

o        fluctuations in interest rates,

o our Miami Air investment and credit support, including any future results or plans relating to Miami Air or its planes,

o future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions,

o        ability to continue growth and implement growth and business strategy,

o the ability of expected sources of liquidity to support working capital and capital expenditure requirements,

o        the tax benefit of any stock option exercises, and

o future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts.

         Forward-looking statements in this Form 10-K (including the portion, if any, appended to the Form 10-K) are also identifiable by use of the following words and other similar expressions, among others:

o        "anticipate,"

o        "believe,"

o        "budget,"

o        "could,"

o        "estimate,"

o        "expect,"

o        "forecast,"

o        "intend,"

o        "may,"

o        "might,"

o        "plan,"

o        "predict,"

o        "project," and

o        "should."

         Our actual results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" below, our accounting policies, our future financial and operating results, financial condition, cash needs and demand for our services, actions by customers, suppliers and other third parties, success in plans with respect to information systems, success of cost reduction efforts, as well as other factors detailed in this document and our other filings with the Securities and Exchange Commission. If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. We undertake no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing for any reason.

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

         Our growth strategy primarily focuses on internal growth in domestic and international freight forwarding, local pick up and delivery, customs brokerage and truck brokerage business and, to a lesser extent, on acquisitions. Our ability to grow will depend on a number of factors, including:

o        existing and emerging competition,

o        ability to open new terminals,

o        ability to operate profitably in the face of competitive pressures,

o the recruitment, training and retention of operating and management employees,

o        the strength of demand for our services,

o        the availability of capital to support our growth, and

o the ability to identify, negotiate and fund acquisitions when appropriate.

         Acquisitions involve risks, including those relating to:

o the integration of acquired businesses, including different information systems,

o        the retention of prior levels of business,

o        the retention of employees,

o        the diversion of management attention,

o        the amortization of acquired intangible assets, and

o        unexpected liabilities.

         We cannot assure you that we will be successful in implementing any of our business strategies or plans for future growth.

         Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

         We market and sell our services in the United States and internationally. We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future. We presently conduct our international sales in the following geographic areas:
North America, Europe, Asia, Middle East, South America and South Pacific. There are some risks inherent in conducting our business internationally, including:

o general political and economic instability in international markets, including the uncertainty of war in the Middle East, as well as a result of the terrorist attacks in the United States on

         September 11, 2001 and the subsequent terror alerts, could impede our ability to deliver our services to customers and harm our results of operations,

o changes in regulatory requirements could restrict our ability to deliver services to our international customers,

o export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our facilities worldwide,

o differing technology standards across countries may impede our ability to integrate our services across international borders,

o increased expenses associated with marketing services in foreign countries could affect our ability to compete,

o difficulties in staffing and managing foreign operation could affect our ability to compete,

o        adverse taxes could potentially affect our results of operations,

o complex foreign laws and treaties could adversely affect our ability to compete, and

o difficulties in collecting accounts receivable could adversely affect our results of operations.

         These and other risks could impede our ability to manage our international operations effectively, limit the future growth of our business, increase our costs and require significant management attention.

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

o        wars, other armed conflicts and terrorism, and

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

         Currency devaluations in the foreign markets in which we operate could decrease demand for our services.

         We denominate our foreign sales in U.S. dollars. Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate could adversely affect the demand for our services by increasing the price of our services in the currencies of the countries in which they are sold.

         The terrorist attacks on September 11, 2001, and subsequent terrorist threats have created economic, political and regulatory uncertainties, some of which may materially harm our business and prospects and our ability to conduct business in the ordinary course.

         The terrorist attacks that took place in the United States on September 11, 2001, and subsequent terrorist threats have adversely affected many businesses, including our business. The national and global responses many of which are still being formulated, to these terrorist attacks and related threats, may materially affect us adversely in ways we cannot currently predict. Some of the possible future effects include reduced business activity by our customers, changes in security measures or regulatory requirements for air travel and reductions in available commercial flights that may make it more difficult for us to arrange for the transport of our customers' freight and increased credit and business risk for customers in industries that were severely impacted by the attacks.

         Our ability to serve our customers depends on the availability of cargo space from other parties.

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

         We may lose business to competitors.

         Competition within the freight industry is intense. We compete in North America primarily with fully integrated carriers, including BAX, Menlo and smaller freight-forwarders. Internationally, we compete primarily with the major European based freight forwarders, Expeditors International, BAX, Menlo and other freight forwarders. We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe. We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers. As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms. Our inability to compete successfully in our industry could cause us to lose customers or lower the volume of our shipments.

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

         Our settlement with the U.S. Equal Employment Opportunity Commission relating to discrimination allegations is subject to challenge and appeal. If a challenge or appeal is successful, any modifications to the settlement or the reassertion of the original charges could have a material adverse effect on us. In addition, the purported class action lawsuit relating to discrimination allegations could result in the payment of substantial amounts and subject us to significant non-monetary requirements that could have a material adverse effect on us.

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

         Our articles of incorporation and bylaws and Texas law contain provisions that may have the effect of delaying, deferring or preventing a change of control. These provisions, among other things:

o        authorize our board of directors to set the terms of preferred stock,

o provide that any stockholder who wishes to propose any business or to nominate a person or persons for the election as director at any meeting of stockholders may do so only if advance notice is given to our corporate secretary,

o restrict the ability of stockholders to take action by written consent, and

o restrict our ability to engage in transactions with some 20% stockholders.

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

         The following table sets forth certain information as of December 31, 2002 concerning the number of our domestic and foreign facilities and freight handling terminals:

                                           OWNED          LEASED          TOTAL
                                        ------------   ------------   ------------
North America .......................              7            126            133
South America .......................              6             15             21
Europe and Middle East ..............              8            108            116
Asia and South Pacific ..............             15             77             92
Corporate ...........................             --              1              1
                                        ------------   ------------   ------------
      Total .........................             36            327            363
                                        ============   ============   ============

         As of December 31, 2002, our corporate office occupied approximately 166,000 square feet of space in a facility located in Houston, Texas.

         For information regarding the consolidation of facilities at our operating locations, see note 4 of the notes to our consolidated financial statements. For further information regarding our lease commitments, see note 17 of the notes to our consolidated financial statements.

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

         On October 2, 2001, we and the EEOC announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge mentioned above. Under the Consent Decree, we agreed to pay $8.5 million into a fund that will compensate individuals who claim to have experienced discrimination. The settlement covers
(1) claims by applicants arising between December 1, 1995 and December 31, 2000;
(2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, we agreed to contribute $500,000 to establish a Leadership Development Program. The Program will provide training and educational opportunities for women and minorities already employed by us and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, we have not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree. During the quarter ended September 30, 2001, we accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 to the Leadership Development Program described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

         Of the eight named Plaintiffs, one has accepted a settlement of her claims against us. The remaining individuals who were named Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree. The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify. Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, we intend to continue to vigorously defend against their allegations. We currently expect to prevail in our defense of any remaining individual claims. There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations. The Consent Decree settlement provides that we establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. As of March 24, 2003, we have deposited $5.0 million of the required $8.5 million into the Class Fund. See note 16 of the notes to our consolidated financial statements for a discussion of commitments and contingencies.

         From time to time we are a party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation and are not aware of any litigation threatened against us, which we believe would have a material adverse effect on our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol EAGL. The following table sets forth the quarterly high and low closing sales prices for each indicated quarter of 2001 and 2002.

QUARTER ENDED                   HIGH            LOW
-------------------------   ------------   ------------
March 31, 2001 ..........   $      31.38   $      22.00
June 30, 2001 ...........          25.71          14.56
September 30, 2001 ......          16.00           7.45
December 31, 2001 .......          17.50           8.40


March 31, 2002 ..........   $      15.87   $       9.50
June 30, 2002 ...........          19.29          13.50
September 30, 2002 ......          16.85           9.18
December 31, 2002 .......          16.15          10.11

         The closing price for our common stock was $12.62 on February 28, 2003. There were approximately 322 stockholders of record (excluding brokerage firms and other nominees) of our common stock as of February 28, 2003.

         Since our initial public offering in November 1995, EGL has not paid cash dividends on our common stock, although Circle had regularly declared semi-annual dividends prior to the merger of EGL and Circle. It is the current intention of our management to retain earnings to finance the growth of our business in lieu of paying dividends. Our bank credit agreement prohibits us from declaring or paying any cash dividends without the bank's consent. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a discussion of our repurchases of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected financial data that have been derived from our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto, included elsewhere in this report.


                                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------------------------------------
                                                 2002           2001            2000           1999(1)        1998(1)
                                             ------------   ------------    ------------    ------------   ------------
                                                              (in thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA:
Revenues(2)...............................   $  1,869,333   $  1,860,749    $  2,079,863    $  1,409,250   $  1,154,761
Net revenues .............................        672,132        644,183         719,512         587,075        485,506
Operating income (loss)(3)(4)(5)(7)   ....         29,672        (57,569)          9,892          72,862         56,306
Net income(loss) .........................          9,434        (40,177)           (722)         51,710         39,547
Basic earnings(loss)
      per share(6) .......................   $       0.20   $      (0.84)   $      (0.02)   $       1.14   $       0.88
Basic weighted average shares
      outstanding(6) .....................         47,610         47,558          46,600          45,504         45,141
Diluted earnings(loss)
      per share(6) .......................   $       0.20   $      (0.84)   $      (0.02)   $       1.11   $       0.85
Diluted weighted average
      shares outstanding(6) ..............         47,811         47,558          46,600          46,481         46,321

BALANCE SHEET DATA (at year end):
Working capital ..........................   $    201,511   $    190,564    $    240,484    $    231,533   $    181,336
Total assets .............................        850,307        812,471         904,225         775,694        651,142
Long-term indebtedness, net
      of current portion .................        103,993        103,774          91,051          32,244         21,558
Stockholders' equity .....................        376,541        366,091         403,767         401,455        338,758


         (1) In July 2000, we changed our fiscal year end to December 31 beginning with the December 31, 2000 year end. Prior to 2000, our fiscal years ended on September 30. In October 2000, we completed a merger with Circle International Group, Inc., accounted for as a pooling of interests. The statement of operations data has been prepared by combining our results of operations for the years ended September 30, 1999 and 1998, with Circle's results of operations for the years ended December 31, 1999 and 1998. The balance sheet data has been prepared by combining our financial results as of September 30, 1999 and 1998, with Circle's financial results as of December 31, 1999 and 1998. The periods have been labeled year ended December 31 to be more consistent with our current year-end. The stand-alone results of operations of EGL for the three months ended December 31, 1999 have been omitted from the information presented.

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

         (2) We have reclassified to cost of sales, for 2002, 2001 and 2000, the costs of certain reimbursed incidental activities previously reported net in revenues. Amounts for 1999 and 1998 have not been reclassified, as we were utilizing a different system in those years in which the detail is no longer readily available. There is no impact on net revenues, operating income (loss) or net income (loss) as a result of this reclassification. See note 1 of the notes to our consolidated financial statements.

         (3) 2002, 2001 and 2000 include transaction, integration and restructuring charges related to the merger with Circle totaling $5.7 million or $3.5 million net of tax ($0.07 per diluted share), $14.0 million or $8.5 million net of tax ($0.18 per diluted share) and $67.4 million or $49.9 million net of tax ($1.07 per diluted share), respectively. See notes 3 and 4 of the notes to our consolidated financial statements for a discussion of the Circle merger and other acquisitions made in 2000 and 1999.

         (4) 1998 includes special charges of $10.7 million or $8.1 million net of tax ($0.17 per diluted share) recorded by the former Circle entity.

         (5) 2001 includes a charge of $10.1 million or $6.2 million net of tax ($0.13 per diluted share) related to the EEOC legal settlement. See note 16 of the notes to our consolidated financial statements.

         (6) Earnings (loss) per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, adjusted to include the following: (a) the retroactive restatement giving effect to the 3-for-2 stock split in August 1999, and (b) the weighted average of common stock equivalents issuable upon exercise of stock options, less the number of shares that could have been repurchased with the exercise proceeds using the treasury stock method. There were no common stock equivalents included in the diluted weighted average share calculation for the years ended December 31, 2001 and 2000, as their effect is anti-dilutive given our net loss for those periods.

         (7) 2002 includes grant proceeds of $8.9 million or $5.4 million net of tax ($0.11 per diluted share) received in the third quarter of 2002 from the United States Department of Transportation under the Air Transportation Safety and System Stabilization Act signed into law on September 22, 2001. See note 2 of the notes to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following management's discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. In addition, for information on our critical accounting policies and the judgment made in their application, please read "Critical Accounting Policies" beginning on page 44.

MERGER

         On October 2, 2000, we completed a merger with Circle International Group, Inc. by issuing approximately 17.9 million shares of our common stock for all of the outstanding common stock of Circle. Each share of Circle common stock was exchanged for one share of our common stock. Circle was a leader in providing transportation and integrated logistics services for the international movement of goods and the furnishing of value-added information, distribution and inventory management services to customers worldwide. Circle was principally engaged in international air and ocean freight forwarding, customs brokerage and logistics. The merger was accounted for as a pooling of interests and, accordingly, all of our prior period consolidated financial statements have been restated to include the results of operations, financial position and cash flows of Circle. No goodwill or other fair value adjustments to assets and liabilities were recorded in connection with the merger.

RESULTS OF OPERATIONS

         Our principal services are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added logistics services. The following table provides certain statement of operations data attributable to our principal services during the periods indicated. Revenues for air freight and ocean freight consolidations (indirect shipments) include the cost of transporting such freight, whereas net revenues do not. Revenues for air freight and ocean freight agency or direct shipments, customs brokerage and import services, include only the fees or commissions for these services. A comparison of net revenues best measures the relative importance of our principle services.

                                                                         YEAR ENDED DECEMBER 31,
                                                     2002                          2001                         2000
                                          ---------------------------   ---------------------------   ---------------------------
                                                            % OF                           % OF                         % OF
                                             AMOUNT        REVENUES        AMOUNT        REVENUES        AMOUNT        REVENUES
                                          ------------   ------------   ------------   ------------   ------------   ------------
                                                                    (in thousands, except percentages)

Revenues:
      Air freight forwarding ...........  $  1,283,025           68.6   $  1,307,101           70.2   $  1,511,740           72.7
      Ocean freight forwarding .........       216,298           11.6        194,642           10.5        202,956            9.8
      Customs brokerage ................       370,010           19.8        359,006           19.3        365,167           17.5
                                          ------------   ------------   ------------   ------------   ------------   ------------
Revenues ...............................  $  1,869,333          100.0   $  1,860,749          100.0   $  2,079,863          100.0
                                          ============   ============   ============   ============   ============   ============

                                                           % OF NET                      % OF NET                      % OF NET
                                             AMOUNT        REVENUES        AMOUNT        REVENUES        AMOUNT        REVENUES
                                          ------------   ------------   ------------   ------------   ------------   ------------
Net revenues:
      Air freight forwarding ...........  $    405,404           60.3   $    386,171           59.9   $    473,397           65.8
      Ocean freight forwarding .........        57,831            8.6         58,514            9.1         53,462            7.4
      Customs brokerage and other ......       208,897           31.1        199,498           31.0        192,653           26.8
                                          ------------   ------------   ------------   ------------   ------------   ------------
Net revenues ...........................  $    672,132          100.0   $    644,183          100.0   $    719,512          100.0
                                          ============   ============   ============   ============   ============   ============
Operating expenses:
      Personnel costs ..................       370,817           55.2        383,211           59.5        378,461           52.6
      Other selling, general and
          administrative expenses ......       274,878           40.9        294,488           45.7        256,270           35.6
      Air transportation safety and
          system stabilization grant ...        (8,923)          (1.3)            --             --             --             --
      EEOC legal settlement ............            --             --         10,089            1.5          7,500            1.0
      Transaction, restructuring and
          intergration costs ...........         5,688            0.8         13,964            2.2         67,389            9.4
                                          ------------   ------------   ------------   ------------   ------------   ------------
Operating income (loss) ................        29,672            4.4        (57,569)          (8.9)         9,892            1.4
Nonoperating income (expense),
      net ..............................       (14,556)          (2.2)        (8,442)          (1.3)         2,549            0.3
                                          ------------   ------------   ------------   ------------   ------------   ------------
Income (loss) before provision
      (benefit) for income taxes .......        15,116            2.2        (66,011)         (10.2)        12,441            1.7
Provision (benefit) for income taxes ...         5,895            0.8        (25,834)          (4.0)        13,163            1.8
                                          ------------   ------------   ------------   ------------   ------------   ------------
Income (loss) before cumulative
      effect of change in accounting
      for negative goodwill ............         9,221            1.4        (40,177)          (6.2)          (722)          (0.1)
Cumulative effect of change in
      accounting principle .............           213             --             --             --             --             --
                                          ------------   ------------   ------------   ------------   ------------   ------------
Net income (loss) ......................  $      9,434            1.4   $    (40,177)          (6.2)  $       (722)          (0.1)
                                          ============   ============   ============   ============   ============   ============

----------

         2002 Compared to 2001

         Revenues. Revenues increased $8.6 million, or 0.5%, to $1,869.3 million in 2002 compared to $1,860.7 million in 2001 primarily due to an increase in ocean freight consolidations of $21.7 million and an increase in customs brokerage and other of $11.0 million offset by a decrease of $24.1 million in air freight forwarding revenues. Net revenues, which represent revenues less freight transportation costs, increased $27.9 million, or 4.3%, to $672.1 million in 2002 compared to $644.2 million in 2001.

         Air freight forwarding revenues. Air freight forwarding revenues decreased $24.1 million, or 1.8%, to $1,283.0 million in 2002 compared to $1,307.1 million in 2001 primarily as a result of volume decreases in North America offset by volume increases in South America and Asia Pacific. The volume decreases in North America were primarily due to the weakened U.S. economy. North America was also adversely affected by the shift from air expedited shipments (next flight out, next day or second day time definite shipments) to economy ground deferred shipments (third through fifth day). Air freight forwarding revenues increased $41.4 million, or 12.2% to $380.2 million in the fourth quarter of 2002 compared to $338.8 million in the fourth quarter of 2001. During the fourth quarter of 2002, we benefited from the U.S. West Coast port strike and chartered 42 dedicated planes to move product from Asia to North America.

         Air freight forwarding net revenues increased $19.2 million, or 5.0%, to $405.4 million in 2002 compared to $386.2 million in 2001. The air freight forwarding margin (net revenues as a percentage of revenues) increased to 31.6% in 2002 as compared to 29.5% for 2001. The increase in margin was primarily related to the elimination of the U.S. dedicated charter commitments in 2002, better yield management and better buying opportunities on our international freight forwarding services.

         Ocean freight forwarding revenues. Ocean freight forwarding revenues increased $21.7 million, or 11.2%, to $216.3 million in 2002 compared to $194.6 million in 2001 primarily as a result of volume increases in Europe and Asia Pacific offset by decreases in North and South America. Ocean freight forwarding net revenues decreased $683,000, or 1.2%, to $57.8 million in 2002 compared to $58.5 million in 2001 and the ocean freight forwarding margin decreased to 26.7% in 2002 compared to 30.1% in 2001 primarily due to a decrease in the number of shipments moving on a direct basis rather than through consolidation service.

         Customs brokerage and other revenues. Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $11.0 million, or 3.1%, to $370.0 million in 2002 compared to $359.0 million in 2001. The increase is due to higher warehousing, distribution and other logistics revenues resulting from new warehousing customers and expansion of existing warehousing business in Europe and Asia Pacific. Customs brokerage revenues remained constant in 2002 compared to 2001 with increases in inbound traffic in Asia Pacific offset by decreases across all other geographic divisions.

         Operating expenses. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs decreased $12.4 million, or 3.2%, to $370.8 million in 2002 compared to $383.2 million in 2001. As a percentage of net revenues, personnel costs were 55.2% in 2002 compared to 59.5% in 2001. The reduction in personnel costs was a result of headcount reductions throughout 2001, which eliminated approximately 500 full-time employees, a reduction of approximately 225 employees during 2002, controls in the use of contract labor and a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter of 2002. The cost savings from the reduction in headcount in 2002 were offset by approximately $1.0 million of severance costs recorded in the third quarter of 2002.

         Other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs, decreased $19.6 million, or 6.7%, to $274.9 million in 2002 compared to $294.5 million in 2001. As a percentage of net revenues, other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs, were 40.9% in 2002 compared to 45.7% in 2001. This decrease is primarily due to management initiatives on costs savings, the realization of merger related cost synergies, and the elimination of goodwill amortization expense due to the implementation of SFAS 142. These cost savings were partially offset by an increase in facility costs, insurance premiums, and depreciation expense. Although we completed the consolidation of many of our facilities, our facility costs increased by approximately $9.7 million because we are leasing more space than in the previous year for our expanded warehousing and logistics services. The increase in depreciation expense was largely related to increases in computer software and office equipment depreciation. During the third quarter of 2002, we took an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for a proposed building in Canada.

         EEOC legal settlement. In October 2001, we settled our claim with the EEOC and recorded a charge of $10.1 million during the third quarter 2001, which included $8.5 million placed into a settlement fund, $500,000 to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement. The $10.1 million charge was in addition to the $7.5 million charge we recognized in 2000 for the estimated costs of defending against these claims.

         Air Transportation Safety and System Stabilization Act grant. During the third quarter 2002, we received a total of $8.9 million related to the Air Transportation Safety and system Stabilization Act, which was signed into law on September 22, 2001 (See note 2 of the notes to our consolidated financial statements).

         Transaction, restructuring and integration costs. Primarily in connection with the Circle merger and our decision to terminate certain charter lease obligations, we recorded charges of $5.7 million, or $3.5 million after tax, during 2002 and $14.0 million, or $8.5 million after tax, during 2001. The categories of costs incurred, the actual cash payments made in 2002 and 2001 and the accrued balances at December 31, 2002 and 2001 are summarized below (in thousands):


                                        Accrued                      Revisions      Amounts Paid/     Accrued
                                       Balance at                        to          Written Off     Balance at
                                      December 31,   New Charges     Estimates           in         December 31,
                                          2000           2001           2001            2001            2001
                                      ------------   ------------   ------------    ------------    ------------

Cash costs:
  Severance costs .................   $      6,267   $      3,345   $       (398)   $     (8,301)   $        913
  Future lease obligations,
    net of expected sublease
    income ........................         10,063          1,917          2,746          (7,763)          6,963
  Termination of joint
    venture/agency
    agreements ....................          5,212             --         (3,000)         (1,209)          1,003
  Charter lease  obligations,
    net of sublease income ........             --          2,287             --          (2,287)             --
  Integration costs ...............          3,434          7,564             --         (10,998)             --
                                      ------------   ------------   ------------    ------------    ------------
Subtotal cash cost ................         24,976         15,113           (652)        (30,558)          8,879
Noncash cost ......................             --             --           (497)            497              --
                                      ------------   ------------   ------------    ------------    ------------
       Total ......................   $     24,976   $     15,113   $     (1,149)   $    (30,061)   $      8,879
                                      ============   ============   ============    ============    ============


                                         Revisions      Amounts Paid/     Accrued
                                            to           Written Off     Balance at
                                         Estimates           in         December 31,
                                            2002            2002            2002
                                        ------------    ------------    ------------

Cash costs:
  Severance costs .................     $         --    $       (126)   $        787
  Future lease obligations,
    net of expected sublease
    income ........................            5,939          (5,687)          7,215
  Termination of joint
    venture/agency
    agreements ....................             (251)           (527)            225
  Charter lease  obligations,
    net of sublease income ........               --              --              --
  Integration costs ...............               --              --              --
                                        ------------    ------------    ------------
Subtotal cash cost ................            5,688          (6,340)          8,227
Noncash cost ......................               --              --              --
                                        ------------    ------------    ------------
       Total ......................     $      5,688    $     (6,340)   $      8,227
                                        ============    ============    ============

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

         Also, during January 2001, we announced an additional reduction in our workforce of approximately 125 additional employees. The charge for this workforce reduction is approximately $100,000 and was recorded during the first quarter of 2001.

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

         Amounts recorded for future lease obligations under our integration plan are net of approximately $37.0 million in anticipated future recoveries from actual or expected sublease agreements as of December 31, 2002. Sublease income has been anticipated under the integration plan only in locations where sublease agreements have been executed as of December 31, 2002 or are deemed probable of execution during the first half of 2003. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by us or at all, which could result in future revisions to these estimates. During 2002 and 2001, we recorded an additional charge of $5.9 million and $4.7 million, respectively, based on revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy. In addition, during the fourth quarter of 2001, we decided to utilize two of the facilities in our logistics operations as we determined the expected return on operations was greater than the sublease income we expected to obtain in these two markets. Therefore, we reversed the $2.0 million reserve established for these facilities.

         Termination of joint venture/agency agreements. Costs to terminate joint venture/agency agreements represent contractually obligated costs incurred to terminate selected joint venture and agency agreements with certain of our former business partners along with assets that were not expected to be fully recoverable as a result of our decision to terminate these agreements. In conjunction with our integration plan, we completed the termination of joint venture and agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa in 2001. We completed the termination of joint venture agreements in South Africa and Taiwan on more favorable terms than originally expected and revised the related estimate by reducing the expected charge by $3.0 million in 2001. In the fourth quarter of 2002, we reversed an additional $251,000 of this reserve due to more favorable settlements.

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

         Integration costs. Integration costs of approximately $7.6 million were incurred during 2001 and include the costs of changing legal registrations in various jurisdictions, changing signs and logos at our major facilities around the world, and other integration costs. These costs were expensed as incurred.

         Noncash charge. During 2000, we recorded a charge for assets not expected to be recoverable which primarily consisted of fixed assets at the various locations that were being consolidated under our integration plan and will no longer be used in our ongoing operations. In 2001, we revised these estimates by $497,000 for assets that were determined to be recoverable since they will continue to be used in operations.

         Operating income (loss). Operating income was $29.7 million in 2002 as compared to an operating loss of $57.6 million for 2001. The increase in operating income was primarily due to an increase in net revenues of $27.9 million, decreases in personnel costs of $12.4 million, other selling, general and administrative expenses of $19.6 million and transaction, restructuring and integration costs of $8.3 million as well as $8.9 million received from the Air Transportation Safety and System Stabilization Act.

         Nonoperating income (expense), net. Nonoperating expense, net was $14.6 million in 2002 as compared to $8.4 million in 2001. The $6.2 million increase was primarily due to an impairment charge of approximately $6.7 million for our investment in Miami Air and a $1.3 million reserve established for Miami Air's outstanding letters of credit guaranteed by us offset by lower interest expense as a result of the lower interest rate on our convertible notes compared to the interest rate on debt outstanding in 2001. See note 8 of the notes to our consolidated financial statements. Additionally, we incurred net foreign exchange gains of $366,000 in 2002 compared to a net foreign exchange loss of $55,000 in 2001. Nonoperating expense in 2001 was reduced by a $2.3 million gain recognized by recording the market value of a nonmarketable investment in equity securities that became marketable and was classified as available for sale.

         Effective tax rate. The effective tax rate for 2002 was 39.0% compared to 39.1% for 2001. Our overall effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions, respectively.

         2001 Compared to 2000

         Revenues. Revenues decreased $219.2 million, or 10.5%, to $1,860.7 million in 2001 compared to $2,079.9 million in 2000 primarily due to decreases in air freight forwarding revenues. Net revenues, which represents revenues less freight transportation costs, decreased $75.3 million, or 10.5%, to $644.2 million in 2001 compared to $719.5 million in 2000.

         Air freight forwarding revenues. Air freight forwarding revenues decreased $204.6 million, or 13.5%, to $1,307.1 million in 2001 compared to $1,511.7 million in 2000 primarily as a result of volume decreases in North America and Asia. The volume decreases in North America were primarily attributable to the weakened U.S. economy. North America was also adversely affected by the shift from air expedited shipments (next flight out, next day or second day time definite shipments) to economy ground deferred shipments (third through fifth day).

         Air freight forwarding net revenues decreased $87.2 million, or 18.4%, to $386.2 million in 2001 compared to $473.4 million in 2000. The air freight forwarding margin (net revenues as a percentage of revenues) declined to 29.5% in 2001 as compared to 31.3% for 2000 due to a softening of the U.S. economy, primarily in the technology, telecommunications and automotive industries, and the resulting shift from air expedited shipments to economy ground deferred shipments which generate lower revenues and lower margins. The air freight forwarding margin was also adversely impacted in 2001 by the fixed costs of transportation related to 14 charter aircraft leases mainly utilized in North America which were carrying less freight than targeted operating levels as a result of the factors discussed in the previous sentence. In June 2001, we paid $2.0 million to terminate one of our air charter lease agreements. In mid-August 2001, we negotiated agreements to reduce our exposure to future losses on leased aircraft. A lease for two of the aircraft was terminated with no financial penalty, and we agreed to sublease five aircraft on another lease to a third party at rates below our contractual commitment, which resulted in a charge in 2001 of approximately $2.3 million. Although Asia experienced lower revenues from lower activity, the air freight forwarding net revenue margin for Asia improved due to better buying opportunities from carriers.

         Ocean freight forwarding revenues. Ocean freight forwarding revenues decreased $8.4 million, or 4.1%, to $194.6 million in 2001 compared to $203.0 million in 2000 primarily as a result of volume decreases in North America and Asia. Ocean freight forwarding net revenues increased $5.0 million, or 9.4%, to $58.5 million in 2001 compared to $53.5 million in 2000 due to increased direct activity volumes in Europe, coupled with lower transportation costs in Asia, North America and Europe for consolidation services. Activity from expanded operations in France resulting from a joint venture with the Mory Group contributed to the improved results in Europe. The ocean freight forwarding margin increased to 30.1% in 2001 compared to 26.3% in 2000 primarily due to an increase in the number of shipments moving on a direct basis rather than through consolidation services and, to a lesser extent, better buying opportunities on consolidation activity.

         Customs brokerage and other revenues. Customs brokerage and other revenues, which includes warehousing, distribution and other logistics services, decreased $6.2 million, or 1.7%, to $359.0 million in 2001 compared to $365.2 million in 2000, while net customs brokerage and other revenues increased $6.8 million, or 3.5%, to $199.5 million in 2001 compared to $192.7 million in 2000. Customs brokerage revenues were lower in 2001 due to a decrease in inbound traffic in all geographic divisions except Europe and the Middle East. Activity from substantially expanded operations in France and Ireland and the opening of a wholly owned subsidiary in South Africa significantly contributed to the higher revenues in the Europe and the Middle East segment. Warehousing and distribution revenues increased as a result of new and expanded warehousing customers mainly in North America, partially offset by a decline in activity in Asia.

         Operating expenses. Total operating expenses (personnel and other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs) were not reduced commensurate with the decline in revenues during the early part of 2001 in anticipation of improved activity levels. Additionally, actions taken during 2000 to add additional warehouse and dock space in anticipation of continued market share gains and growth in activity resulted in higher occupancy related expenses that came on line during 2001. We also added significant information technology ("IT") related consultant expenses during 2001 to develop an integration plan and to begin the integration of the EGL and Circle IT systems. The combination of a delay in implementing reductions in personnel related expenses consistent with the lower activity levels, the addition of warehouse and dock space that started in 2000 and higher IT related expenses contributed to our losses in 2001.

         Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $4.7 million, or 1.2%, to $383.2 million in 2001 compared to $378.5 million in 2000. As a percentage of net revenues, personnel costs were 59.5%, in 2001 compared to 52.6% in 2000. Our history of rapid revenue growth has historically required us to increase our headcount at a fast pace to prepare for increased levels of activity to maintain our high level of customer service. As a result, employee headcount increased throughout 2000 and into early 2001 in anticipation of efforts to integrate and grow in connection with the EGL/Circle merger. When freight shipments began to slow toward the end of the first quarter of 2001, we attempted to alleviate the impact of the slowdown by implementing a furlough program in March 2001.

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

         Other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs, increased $38.2 million, or 14.9%, to $294.5 million in 2001 compared to $256.3 million in 2000. As a percentage of net revenues, other selling, general and administrative expenses, excluding EEOC legal costs and transaction, restructuring and integration costs, were 45.7% in 2001 compared to 35.6% in 2000. This increase is due to an overall increase in the level of our activities during 2000 and the first nine months of 2001 without the corresponding net revenue growth in 2001 due to the reduced shipping volumes and the shift from air expedited shipments to economy ground deferred shipments which generate lower revenues at lower margins, but with a similar cost structure.

         EEOC legal settlement. In 2001, we entered into an agreement to settle a claim with the EEOC and recorded a charge of $10.1 million during the third quarter, which included $8.5 million placed into a settlement fund, $500,000 million to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement. The $10.1 million charge was in addition to the $7.5 million charge we recognized in 2000 for the estimated costs of defending against these claims.

         Transaction, restructuring and integration costs. Primarily in connection with the Circle merger and our decision to terminate certain charter lease obligations, we recorded charges of $14.0 million, or $8.5 million after tax, during 2001 and $67.4 million or $49.9 million after tax, during 2000. The categories of costs incurred, the actual cash payments made in 2001 and 2000 and the accrued liabilities at December 31, 2001 and 2000 are summarized below (in thousands):


                                                                         Accrued
                                          New            Amounts       Balance at        New
                                        Charges       Paid/Written    December 31,     Charges
                                          2000         Off in 2000        2000           2001
                                      ------------    ------------    ------------   ------------

Cash costs:
  Transaction costs ...............   $      9,774    $     (9,774)   $         --   $         --
  Severance costs                            8,377          (2,110)          6,267          3,345
  Future lease obligations,
     net of expected sublease income        11,105          (1,042)         10,063          1,917
  Termination of joint
     venture/agency agreements ....          9,322          (4,110)          5,212             --
  Charter lease obligation,
     net of sublease income .......    .        --              --              --          2,287
  Integration costs ...............          8,214          (4,780)          3,434          7,564
                                      ------------    ------------    ------------   ------------
Subtotal cash cost ................         46,792         (21,816)         24,976         15,113
Noncash costs .....................         20,597         (20,597)             --             --
                                      ------------    ------------    ------------   ------------
  Total ...........................   $     67,389    $    (42,413)   $     24,976   $     15,113
                                      ============    ============    ============   ============





                                       Revisions                       Accrued
                                          to           Amounts        Balance at
                                       Estimates     Paid/Written    December 31,
                                         2001        Off in 2001         2001
                                     ------------    ------------    ------------

Cash costs:
  Transaction costs ...............  $         --    $         --    $         --
  Severance costs                            (398)         (8,301)            913
  Future lease obligations,
     net of expected sublease income        2,746          (7,763)          6,963
  Termination of joint
     venture/agency agreements ....        (3,000)         (1,209)          1,003
  Charter lease obligation,
     net of sublease income .......            --          (2,287)             --
  Integration costs ...............            --         (10,998)             --
                                     ------------    ------------    ------------
Subtotal cash cost ................          (652)        (30,558)          8,879
Noncash costs .....................          (497)            497              --
                                     ------------    ------------    ------------
  Total ...........................  $     (1,149)   $    (30,061)   $      8,879
                                     ============    ============    ============

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

         Also, during January 2001, we announced an additional reduction in our workforce of approximately 125 additional employees. The charge for this workforce reduction was approximately $100,000 and was recorded during the first quarter of 2001.

         Future lease obligations. Future lease obligations consist of our remaining lease obligations under noncancelable operating leases at domestic and international locations that we were in the process of vacating and consolidating due to excess capacity resulting from having multiple facilities in certain locations. The provisions of our integration plan include the consolidation of facilities of approximately 80 of our operating locations. As of December 31, 2001, consolidation of facilities has been completed at substantially all of these locations with the remaining locations expected to be completed by the end of the first quarter of 2002. During the second quarter of 2001, we determined the estimated consolidation dates for several of the remaining facilities and recorded an additional charge of $1.9 million. All lease costs for facilities being consolidated are charged to operations until the date that we vacate each facility.

         Amounts recorded for future lease obligations under our integration plan were net of approximately $31.3 million in anticipated future recoveries from actual or expected sublease agreements as of December 31, 2001. Sublease income has been anticipated under the integration plan only in locations where sublease agreements have been executed as of December 31, 2001 or are deemed probable of execution during the first half of 2002. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by us or at all, which could result in future revisions to these estimates. During the year ended December 31, 2001, we recorded an additional charge of $4.7 million based on revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy. In addition, during the fourth quarter of 2001, we decided to utilize two of the facilities in our logistics operations as we determined the expected return on operations was greater than the sublease income we expected to obtain in these two markets. Therefore, we reversed the $2.0 million reserve established for these facilities.

         Termination of joint venture/agency agreements. Costs to terminate joint venture/agency agreements represent contractually obligated costs incurred to terminate selected joint venture and agency agreements with certain of our former business partners along with assets that were not expected to be fully recoverable as a result of our decision to terminate these agreements. In conjunction with our integration plan, during the year ended December 31, 2001, we completed the termination of joint venture and agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa. We completed the termination of joint venture agreements in South Africa and Taiwan on more favorable terms than originally expected and revised the related estimate by reducing the expected charge by $3.0 million.

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

         Noncash charge. The noncash charge of $20.6 million in 2000 consisted of assets not expected to be recoverable, which include: (a) fixed assets at various locations that will no longer be used in our ongoing operations after we consolidate those locations; (b) computer hardware and software at the former Circle operations that will no longer be used as these assets are not compatible with our existing information technology strategy; and (c) assets not expected to be fully recoverable as a result of our decision to terminate certain joint venture/agency agreements. In 2001, we revised these estimates by $497,000 for assets that were determined to be recoverable since they will continue to be used in operations.

         Operating income (loss). We incurred an operating loss of $57.6 million in 2001 as compared to operating income of $9.9 million for 2000. The decrease in operating income was primarily due to the 2001 decline in net revenues of $75.3 million and the $38.2 million increase in other selling general and administrative expenses, offset by a $53.4 million reduction in transaction, restructuring and integration costs.

         Nonoperating income (expense), net. Nonoperating expense, net of $8.4 million was incurred in 2001 as compared to nonoperating income, net of $2.5 million in 2000. During 2001, nonoperating expense, net resulted from a lower level of interest income resulting from reduced short-term investments that were liquidated to fund expansion activities and support operations, higher interest expense from increased borrowings, losses from unconsolidated affiliates and no benefit of net foreign exchange gains. These were partially offset by a $2.3 million gain recognized by recording the market value of a nonmarketable investment in equity securities that became marketable and classified as available for sale during the second quarter of 2001 and a lower expense for recognition of minority interests.

         Effective tax rate. The effective income tax rate for 2001 was 39.1% compared to 105.8% for 2000. The 2000 effective tax rate was adversely impacted by the transaction, restructuring and integration charges discussed in note 4 of the notes to our consolidated financial statements. The effective tax rate for 2000 excluding these charges was 38.4%. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and expenses that are permanently non-taxable or non-deductible in certain jurisdictions, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         General

         Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. We substantially reduced operating costs between the second and third quarter of 2001 and worked to diversify our customer base. Additionally, we made significant efforts to collect outstanding customer accounts receivable amounts and were able to use the cash from these collections to avoid additional net borrowings on our line of credit during 2002. If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.

         Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through December 31, 2003. However, we cannot provide assurance that there will be no change that would consume available resources significantly before that time. For example, the terrorist attacks on the United States in 2001, as well as future events occurring in response to, or in connection with them, including, without limitation, future terrorist attacks against the United States or its allies or military or trade or travel disruptions impacting our ability to sell and market our services in the United States and internationally may impact our results of operations. Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel. We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

         We make significant disbursements on behalf of our customers for transportation costs (primarily ocean) and customs duties for which the customer is the primary obligor. The billings to customers for these disbursements, which are several times the amount of revenue and fees derived from these transactions, are not recorded as revenue and expense on our statement of operations; rather, they are reflected in our trade receivables and trade payables. Growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

         2002 Compared to 2001

         Net cash provided by operating activities. Net cash provided by operating activities was $72.8 million in 2002 compared to $23.5 million in 2001. The increase in 2002 was primarily due to the net income in 2002 as compared to the loss incurred in 2001 and improved days sales outstanding reflecting improved operational performance.

         Net cash used in investing activities. Net cash used in investing activities in 2002 was $23.9 million compared to $23.2 million in 2001. Capital expenditures were $41.4 million during 2002 as compared to $64.9 million during 2001, a $23.5 million decrease. These expenditures were mainly due to information technology initiatives and general facilities expansion in North America. The sale and sale-leaseback of real estate and the sale of other assets resulted in cash proceeds of $26.0 million in 2002 compared to $37.3 million in 2001. The purchase of assets held for sale totaled $11.6 million in 2002.

         Net cash provided by (used in) financing activities. Net cash used in financing activities in 2002 was $9.7 million compared to $19.0 million provided by financing activities in 2001. We expended $10.0 million to repurchase and retire common stock in 2002. In 2001 net proceeds from the sale of 5% convertible subordinated notes were $96.9 million. Proceeds from this sale were used to repay amounts borrowed against the revolving line of credit of $82.0 million. Net borrowings were $14.5 million in 2001. Proceeds from the exercise of stock options were $687,000 in 2002 compared to $3.3 million in 2001. We did not purchase any treasury stock in 2001.

         2001 Compared to 2000

         Net cash provided by operating activities. Net cash provided by operating activities was $23.5 million in 2001 compared to cash provided by operating activities of $33.4 million in 2000. The decrease in 2001 was primarily due to the loss incurred in 2001 and transaction, integration and restructuring costs paid during 2001 as compared to income and corresponding cash flows that were produced in 2000, partially offset by cash provided by collections of receivables, net of other working capital uses.

         Net cash used in investing activities. Net cash used in investing activities in 2001 was $23.2 million compared to $94.8 million in 2000. Capital expenditures were $64.9 million during 2001 as compared to $70.4 million during 2000, a $5.5 million decrease. These expenditures were mainly due to information technology initiatives and general facilities expansion in North America. Acquisitions of businesses including the buyout of certain joint venture agreements in foreign locations accounted for $4.6 million of cash used as compared to $28.7 million in 2000. The sale and sale-leaseback of real estate and the sale of other assets resulted in cash proceeds of $37.3 million in 2001.

         Net cash provided by financing activities. Net cash provided by financing activities in 2001 was $19.0 million compared to $48.3 million in 2000. Net proceeds from the sale of 5% convertible subordinated notes were $96.9 million in 2001. Proceeds from this sale were used to repay amounts borrowed against the revolving line of credit of $82.0 million. Net borrowings were $14.5 million in 2001 as compared to net borrowings of $43.6 million in 2000. Proceeds from the exercise of stock options were $3.3 million in 2001 compared to $18.9 million in 2000. We expended $10.5 million to purchase treasury stock in 2000. We did not repurchase any stock in 2001.

         Other factors affecting our liquidity and capital resources

         Convertible subordinated notes. In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes. The notes bear interest at an annual rate of 5%. Interest is payable on June 15 and December 15 of each year, beginning June 15, 2002. The notes mature on December 15, 2006.

         The notes are convertible at any time four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact our diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of December 31, 2002, the fair value of the notes was $110.9 million.

         We may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a change in control as defined in the indenture agreement, a noteholder may require us to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

         The notes are general unsecured obligations of EGL. The notes are subordinated in right of payment to all of our existing and future senior indebtedness as defined in the indenture agreement. We and our subsidiaries are not prohibited from incurring senior indebtedness or other debt under the indenture agreement. The notes impose some restrictions on mergers and sales of substantially all of our assets.

         Credit agreement. Effective December 20, 2001, we amended and restated our existing credit agreement. The amended and restated credit facility, which was last amended effective as of October 14, 2002, is with a syndicate of three financial institutions, with Bank of America, N.A. as collateral and administrative agent for the lenders, and matures on December 20, 2004. The amended and restated credit facility provides a revolving line of credit of up to the lesser of:

         o $75 million, which increases to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to other financial institutions, or

         o        an amount equal to:

                  o up to 85% of the net amount of our billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of our wholly owned domestic subsidiaries and our operating subsidiary in Canada, subject to some exceptions and limitations, plus

                  o up to 85% of the net amount of our billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of our wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

                  o up to 50% of the net amount of our unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of our wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

                  o reserves from time to time established by Bank of America in its reasonable credit judgment.

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

         The maximum amount that we can borrow at any particular time may be less than the amount of our revolving credit line because we are required to maintain a specified amount of borrowing availability under the amended and restated credit agreement based on our eligible borrowing base. The required amount of borrowing availability is currently $25 million. The amount of borrowing availability is determined by subtracting the following from our eligible borrowing base:

         o our borrowings under the amended and restated credit facility, and

         o our accounts payable and the accounts payable of all of our domestic subsidiaries and our Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

         The amended and restated credit facility includes a $50 million letter of credit subfacility. We had $31.4 million in standby letters of credit outstanding as of December 31, 2002 under this facility. The collateral value associated with the revolving line of credit at December 31, 2002 was $180.7 million. No amounts were outstanding under the revolving line of credit as of December 31, 2002. Therefore, our available, unused borrowing capacity was $43.6 million as of December 31, 2002.

         For each tranche of principal borrowed under the revolving line of credit, we may elect an interest rate of either:

         o LIBOR plus an applicable margin of 2.50%, which is subject to adjustment to:

                  o 2.00% if the amount available to be borrowed under the line of credit, which we call our borrowing availability, is greater than or equal to $65 million,

                  o 2.25% if the borrowing availability is less than $65 million, but greater than or equal to $45 million,

                  o 2.50% if the borrowing availability is less than $45 million, but greater than or equal to $25 million, and

                  o 2.75% if the borrowing availability is less than $25 million, or

         o the prime rate announced by Bank of America, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.

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

         The amended and restated credit facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all domestic subsidiaries and our Canadian operating subsidiary. In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions in the event our available borrowing base falls below $40 million. Events of default under the amended and restated credit facility include, but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability to perform under the amended and restated credit facility or that any of our domestic subsidiaries or our Canadian operating subsidiary.

         Other guarantees. Several of our foreign operations guarantee amounts associated with our international freight forwarding services. As of December 31, 2002, these outstanding guarantees approximated $6.9 million.

         Synthetic lease agreements. Entering 2002, EGL was the lessee in two synthetic lease agreements with special purpose entities. Both of these lease agreements were terminated during 2002 as a result of the expiration of the original lease terms as further discussed below.

         In November 2002, our $20 million master operating synthetic lease agreement expired. This lease facility financed the acquisition, construction and development of five terminal and warehouse facilities throughout the United States. Upon termination of this agreement, we purchased the five properties leased under this agreement for $14.1 million which was the amount of the outstanding lease balance at the time of termination. Three of these terminal facilities were then sold and leased back from an unrelated party in the fourth quarter of 2002 as discussed below. A sale-leaseback transaction for a fourth terminal facility is expected to be completed in the first half of 2003 and its cost basis is included in assets held for sale on the consolidated balance sheet as of December 31, 2002. The remaining terminal facility, with a book value of approximately $3.4 million, was retained by us and is leased to an unrelated party under a lease to purchase agreement that requires the lessor to purchase the property by October 2005.

         In December 2002, we were required to pay the lease balance and related interest of $15.5 million under a second synthetic lease agreement entered into during 1998 by Circle. This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York. The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease. As of December 31, 2002, the carrying value of the land and property is included in property and equipment on the consolidated balance sheet and the building is being depreciated over its useful life.

         As a result of the above two lease expirations, we are no longer a party to any lease agreements with special purpose entities as of December 31, 2002.

         Sale-leaseback agreements. In the fourth quarter of 2002, we completed transactions to sell three of our terminal and warehouse facilities located in Grapevine, Texas, Austin, Texas and South Bend, Indiana to an unrelated party for $14.1 million, net of related closing costs. One of our subsidiaries then leased these properties for a term of 11 years, with options to extend the initial term for up to 20 years. Under the terms of the lease agreements, the monthly lease payments average approximately $141,000 in total for these facilities. These facilities were constructed under our master operating synthetic lease agreement, which became due in November 2002. The sale-leaseback transactions were completed in conjunction with paying the master operating synthetic lease balance for two of the facilities. The third facility was completed in December 2002. The lease payment for these facilities and related closing costs was $10.5 million resulting in a gain of $3.6 million on the sale of the properties. The gain was deferred and is being recognized over the term of the lease agreements.

         In December 2002, we entered into agreements to sell land in Miami, Florida and Toronto, Canada to developers who will build-to-suit terminal warehouse facilities and lease them back to us upon completion of the facilities. The purchase price of the Miami land was $9.8 million, which equaled its carrying value. The Miami land was originally purchased by EGL from James R. Crane, President and Chief Executive Officer of EGL. See note 19 of the notes to our consolidated financial statements. The purchase price of the Toronto land was $4.8 million and the carrying value was $4.4 million resulting in a gain of $358,000, which has been deferred as of December 31, 2002, and will be recognized over the term of the lease agreement. In the third quarter of 2002, we recorded an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for the proposed Toronto building. The Miami facility is estimated to be complete in November 2003. The terms of the Miami lease agreement include average monthly lease payments of $196,000 for 125 months with options to extend the initial term for up to an additional 120 months commencing with the month of completion. The Toronto facility is estimated to be complete in December 2003. The terms of the Toronto lease agreement include average monthly lease payments of approximately $110,000 for 185 months with options to extend the initial term for up to an additional 120 months commencing with the month of completion.

         On March 31, 2002, we entered into a transaction whereby we sold our San Antonio, Texas property with a net book value of $2.5 million to an unrelated party for $2.5 million, net of closing costs. One of our subsidiaries subsequently leased the property for a term of 10 years, with options to extend the initial term for up to 23 years. Under the terms of the lease agreement, the quarterly lease payment is approximately $85,000, which amount is subject to escalation after the first year based on increases in the Consumer Price Index. A loss of $42,000 on the sale of this property was recognized in the first quarter of 2002.

         On December 31, 2001, we terminated an operating lease agreement relating to our corporate headquarters facility in Houston, Texas and purchased the property covered by this agreement for $8.1 million. In connection with the termination of the lease agreement and the purchase of the property, we entered into a transaction whereby we sold this property and certain other properties in Houston and Denver owned by us with a net book value of $17.2 million to an unrelated party for $18.6 million, net of closing costs of $771,000. Mr. Crane also conveyed his ownership in a building adjacent to the Houston facility directly to the buyer and received $5.8 million in proceeds. Mr. Crane's investment in the building was approximately $5.8 million. One of our subsidiaries then leased these properties for a term of 16 years, with options to extend the initial term for up to an additional 15 years. Under the terms of the new lease agreement, the quarterly lease payment is approximately $865,000, which amount is subject to escalation after the first two years based on increases in the Consumer Price Index. A gain of $641,000 on the sale of the properties was deferred and is being recognized over the term of the lease agreement.

         The future lease payments for each of these transactions are included in the table of future minimum lease payments in note 17 of the notes to our consolidated financial statements.

         Computer system upgrades. We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems. As of December 31, 2002, we had capitalized approximately $28.7 million related to the development of these systems. This amount is currently not being depreciated. Once placed into service, depreciation related to the systems will be charged.

         Miami Air. Please read "--Certain Relationships and Related Transactions--Miami Air" for information on our investment in Miami Air, including Miami Air's efforts to renegotiate its loan obligations and lease commitments with its creditors given the status of the airline industry as a result of the events of September 11 and the weak economy.

         Share repurchase program. In August 2002, our Board of Directors authorized the repurchase of up to $15.0 million in value of our outstanding common stock. Under this authorization, which expired on December 8, 2002, we repurchased 920,200 shares for total of $10.0 million.

         Stock options. As of December 31, 2002, we had outstanding non-qualified stock options to purchase an aggregate of 5.7 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $8.09 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises in 2002 and 2001 of non-qualified stock options to purchase an aggregate of 72,000 and 528,000 shares of common stock, we are entitled to a federal income tax deduction of approximately $539,000 and $7.8 million, respectively. We have recognized a reduction of our federal and state income tax liability of approximately $198,000 and $3.0 million in 2002 and 2001. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable. Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         A summary of payments due by period of our contractual obligations and commercial commitments as of December 31, 2002 are shown in the tables below (in thousands). A more complete description of these obligations and commitments is included in the notes to our consolidated financial statements as referenced below.



                                                              LESS THAN         1 - 3           4 - 5         AFTER 5
CONTRACTUAL OBLIGATIONS                         TOTAL          1 YEAR           YEARS           YEARS          YEARS
                                            ------------    ------------    ------------    ------------    ------------
Long-term debt (Note 9) ................    $    109,632    $      5,639    $      2,020    $    100,571    $      1,402
Capital lease obligations (Note 17) ....             312              97             215              --              --
Operating leases (Note 17) .............         588,708          68,862         129,976          51,484         338,386
                                            ------------    ------------    ------------    ------------    ------------
Total contractual obligations ..........    $    698,652    $     74,598    $    132,211    $    152,055    $    339,788
                                            ============    ============    ============    ============    ============


         As of December 31, 2002, we had approximately $48.6 million of standby letters of credit and surety bonds maturing in less than one year, approximately $2.7 million of standby letters of credit and surety bonds maturing in one to three years and no standby letters of credit and surety bonds maturing in more than three years. As of December 31, 2002, we also had $3.7 million of other commercial commitments without a maturity.


CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         Aircraft Usage Payments

         James R. Crane, our Chairman of the Board, President and Chief Executive Officer, holds interests in two entities (one of which is 50% owned and one of which is wholly owned by Mr. Crane) that lease passenger aircraft to us. From time to time, our employees use these aircraft in connection with travel associated with our business, for which we make payments to those entities. Under our arrangement with Mr. Crane during the period from January 1, 2001 through July 31, 2001, we reimbursed Mr. Crane for approximately $100,000 per month in monthly lease obligations for a total of $800,000. In August 2001, we revised our agreement with Mr. Crane whereby we are now charged for actual company usage of the aircraft on an hourly basis and are billed on a periodic basis. During the period August 1, 2001 through December 31, 2001, we reimbursed Mr. Crane $49,000 for hourly usage of the aircraft. During the year ended December 31, 2002, we reimbursed Mr. Crane $1.2 million for actual hourly usage of the aircraft.

         Investment in Miami Air International, Inc.

         In July 2000, we purchased 24.5% of the outstanding common stock of Miami Air International, Inc., a privately held domestic and international passenger charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash. Our primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including EGL, James R. Crane and Frank J. Hevrdejs, a member of our Board of Directors. Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash, and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash.

         In connection with the Miami Air investment, Miami Air and EGL entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to EGL for a three-year term, and we caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay EGL an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse EGL for any payments made by EGL in respect of the letter of credit. As of December 31, 2002, Miami Air had no funded debt under the line of credit that is supported by the standby letter of credit. Additionally, as of December 31, 2002, Miami Air had outstanding $2.2 million in letters of credit and surety bonds that were supported by the standby letter of credit. This letter of credit was reduced to $3.0 million in January 2003.

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

         The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air made EGL aware that the amounts due Miami Air's bank (which are secured by seven 727 planes) were significantly higher than the market value of those planes. In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes. Miami Air had informed us that its creditors had indicated a willingness to make concessions. In May 2002, we were informed that Miami Air's creditors were no longer willing to make concession and that negotiations with its creditors had reached an impasse and no agreement appeared feasible. As such, in the first quarter of 2002, we recognized an other than temporary impairment of the entire carrying value of our $6.7 million investment in Miami Air, which included a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, we recorded an accrual of $1.3 million for our estimated exposure on the outstanding funded debt and letters of credit supported by the $7 million (subsequently reduced to $3.0 million in January 2003) standby letter of credit. During the third quarter of 2002, Miami Air informed us that certain of its creditors had, in fact, made certain concessions. We have not adjusted our accrual, and there can be no assurance that the ultimate loss, if any, will not exceed such estimate requiring an additional charge.

         Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which:

         o Mr. Crane and Mr. Hevrdejs are obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air,

         o each of EGL and Mr. Crane has the right to appoint one member of Miami Air's board of directors, and

         o the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors.

         As of February 28, 2003, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano (our Chief Financial Officer) and three others. The Series A preferred stock was issued in December 2002, when all investors expect one were called upon by the Board of Directors of

Miami Air to purchase their preferred shares. The Series A preferred stock (1) is not convertible, (2) has a 15.0% annual dividend rate and (3) is subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events.

         The original charter transactions between Miami Air and us were negotiated with Miami Air's management at arms length at the time of our original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with our directors in other business transactions unrelated to Miami Air.

         Miami Land Purchase

         Currently, our operations in Miami, Florida are located in three different facilities. In order to increase operational efficiencies, we acquired land to be used as the site for a new facility to consolidate our Miami operations. The land was acquired on August 30, 2002 from a related party entity controlled by James R. Crane for $9.8 million in cash, including our acquisition costs of $131,000. This parcel of land had been previously identified by EGL as the most advantageous property on which to consolidate its Miami operations. EGL entered into negotiations on the land and reached agreement with the seller on terms. However, given the downturn in the economy and our weakening financial condition at that point in time, EGL elected to delay purchasing this property until our financial condition improved. On July 10, 2001, Mr. Crane purchased the land in anticipation of reselling the land to EGL. The purchase price represented the lower of current market value, based on an independent appraisal, or Mr. Crane's purchase price plus carrying costs for the land. EGL's Audit Committee, consisting of five independent directors, engaged in an analysis and discussion regarding whether it was in the best interest of EGL to enter into a purchase agreement to purchase this particular tract of land from Mr. Crane. The Audit Committee analysis included, but was not limited to, obtaining an independent appraisal of the land, reviewing a comparative properties analysis performed by an outside independent real estate company and performing a cost benefit analysis for several different alternatives. Based upon the data obtained from the analysis, the Audit Committee determined the best alternative for EGL, in its opinion, was for EGL to purchase the property from Mr. Crane. The Audit Committee then made a recommendation to EGL's Board of Directors, which includes six independent directors, to purchase this land at Mr. Crane's purchase price plus carrying costs, which was lower than the current market value. In August 2002, the purchase was approved unanimously by EGL's Board of Directors, with Mr. Crane abstaining from the vote.

         EGL Subsidiaries in Spain and Portugal

         In 1999, Circle sold a 49% interest in two previously wholly-owned subsidiaries in Spain and Portugal to Peter Gibert, who relocated to Barcelona, Spain. Mr. Gibert currently serves as the managing director of both subsidiaries and was one of our directors in 2000 and 2001 and resigned from our Board of Directors in May 2002.

         Circle's outside advisors determined the methodology for determining the value of the subsidiaries, which was deemed to be fair by an independent valuation expert. The agreed purchase price was $1.3 million, paid one-third at closing, and the balance to be paid in equal installments 18 and 36 months following closing. The two installment payments were evidenced by a promissory note bearing interest at six percent (6%) and secured by a pledge of Mr. Gibert's interest in the subsidiaries. The loan was paid in full during 2002.

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

         Consulting Agreement

         In connection with Peter Gibert stepping down as Chief Executive Officer of Circle and relocating to Spain in 1999, Mr. Gibert entered into a consulting agreement with Circle pursuant to which he agreed to provide sales, marketing, strategic planning, acquisition, training and other assistance as reasonably requested wherever Circle has operations, other than in the United States, Spain and Portugal. The consulting agreement provided for annual compensation in the first year of $375,000 and annual compensation in the second and third years of $275,000 per year. The consulting agreement, which has a three-year term that commenced January 1, 1999, also prohibited Mr. Gibert, directly or indirectly, from competing against Circle during the term of the consulting agreement, plus six months thereafter.

         Upon returning to Circle as Interim Chief Executive Officer in May 2000, Mr. Gibert agreed to suspend the term of the consulting agreement until he was no longer an employee of Circle, which occurred in November 2000 as a result of our merger with Circle. The original term of the consulting agreement has been extended for a period equal to the period during which the consulting agreement was suspended. This arrangement was extended until May 31, 2004 in June 2001.

         Source One Spares

         Mr. Crane is a director and 24.9% shareholder of Source One Spares, Inc., a company specializing in the "just-in-time" delivery of overhauled flight control, actuation and other rotable airframe components to commercial aircraft operators around the world. In May 1999, we began subleasing a portion of our warehouse space in Houston, Texas and London, England to Source One Spares pursuant to a five-year sublease, which terminated in early 2002. Rental income was approximately $30,000 for the year ended December 31, 2002. During 2002, we billed Source One Spares approximately $133,000 for freight forwarding services.

         Houston Property

         In connection with a sale-leaseback agreement entered into by us in 2001, Mr. Crane conveyed his ownership in a property adjacent to the Houston facility directly to an unrelated buyer. We then leased the property directly from the buyer. See "--Other factors affecting our liquidity and capital resources."

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

CRITICAL ACCOUNTING POLICIES

         Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:

         o the range of accounting policies permitted by accounting principles generally accepted in the United States of America,

         o management's understanding of the company's business - both historical results and expected future results,

         o the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate,

         o expectations of the future performance of the economy - domestically, globally and within various sectors that serve as principal customers and suppliers of goods and services,

         o expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates, and

         o whether historical trends are expected to be representative of future trends.

         The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the selection of estimates which could be viewed as conservative or aggressive by others - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

         Revenue recognition

         Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin, one of the permissible methods authorized by Emerging Issues Task Force (EITF) Issue No. 91-9, "Revenue and Expense Recognition for Freight Services in Process." This method generally results in recognition of revenue and gross profit earlier than methods that do not recognize revenue until a proof of delivery is received. Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services. Revenue recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier's charges to EGL for carrying the shipment. Revenue recognized in other capacities includes only the commission and fees received. In January 2002, EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" was effective for EGL. This issue clarified certain provisions of EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and among other things established when reimbursements are required to be shown gross as opposed to net. EITF No. 01-14 also directed that the new rules should be applied in financial reporting periods beginning after December 15, 2001. The clarifying rules now require the Company to report revenues from certain reimbursed incidental activities on a gross rather than net basis. The Company has complied with the guidance in EITF No. 01-14 and reclassified to cost of transportation, for all periods presented, the costs of certain reimbursed incidental activities previously reported net in revenues. The following table illustrates the financial statement impact of the reclassification by comparing revenues previously reported on a net basis with revenues reported on a gross basis in this Annual Report on Form 10-K. There is no impact on net revenues, operating income (loss) or net income (loss) as a result of this reclassification.

                                                         YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------------------
                                        2002                       2001                      2000
                               -----------------------   -----------------------   -----------------------
                                  NET         GROSS         NET          GROSS        NET         GROSS
                               ----------   ----------   ----------   ----------   ----------   ----------
                                                             (in thousands)
Revenues:
    Air freight forwarding     $1,273,540   $1,283,025   $1,296,026   $1,307,101   $1,465,438   $1,511,740
    Ocean freight forwarding      197,846      216,298      176,470      194,642      184,602      202,956
    Customs brokerage and
      other                       208,897      370,010      199,498      359,006      211,166      365,167
                               ----------   ----------   ----------   ----------   ----------   ----------

        Total revenues          1,680,283    1,869,333    1,671,994    1,860,749    1,861,206    2,079,863

Cost of transportation:
    Air freight forwarding        868,136      877,621      909,855      920,930      992,041    1,038,343
    Ocean freight forwarding      140,015      158,467      117,956      136,128      131,140      149,494
    Customs brokerage and
      other                            --      161,113           --      159,508       18,513      172,514
                               ----------   ----------   ----------   ----------   ----------   ----------

        Total costs             1,008,151    1,197,201    1,027,811    1,216,566    1,141,694    1,360,351
                               ----------   ----------   ----------   ----------   ----------   ----------

Net revenues                   $  672,132   $  672,132   $  644,183   $  644,183   $  719,512   $  719,512
                               ==========   ==========   ==========   ==========   ==========   ==========


         Computer software

         Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of a software development project are expensed as incurred. On retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

         We have incurred substantial costs during the periods presented related to a number of information systems projects that were being developed over that time period. Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems. Management believes that all projects capitalized at December 31, 2002 will be successfully completed and will result in benefits recoverable in future periods.

         Goodwill and other intangibles

         Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair value of assets and liabilities included in a business combination, and therefore, indirectly affected by management's estimates and judgments. Prior to January 1, 2002, we amortized goodwill and other intangible assets on a straight-line basis over the period of expected benefit, not exceeding 40 years. In 2002, we adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, we no longer amortize goodwill and indefinite lived intangible assets but instead test for impairment at least annually or wherever circumstances indicate a possible impairment. Finite lived intangible assets are amortized over the period of expected benefit.

         Impairment of assets

         Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If we determine an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

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

         As of December 31, 2002, we had no amounts outstanding under our line of credit. Our lease payments on certain financed facilities are tied to market interest rates. At December 31, 2002, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income in 2002.

         We have not purchased any material futures contracts nor have we purchased or held any material derivative financial instruments for trading purposes during 2002. In December 2002, we entered into a contract for the purpose of hedging the costs of a portion of our anticipated jet fuel purchases for chartered aircraft during the following twelve months. This contract matures in November 2003. See note 14 of the notes to our consolidated financial statements.

         In April 2001, we entered into a three year interest rate swap agreement, which was designated as a cash flow hedge, to reduce our exposure to fluctuations in interest rates on $70 million of our LIBOR-based revolving credit facility or any substitutive debt agreements we enter into. In December 2001, we issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from these notes substantially retired the LIBOR-based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualifies for cash flow hedge accounting and has been undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001 was $2.0 million and is being amortized to interest expense over the remaining life of the swap agreement and changes in fair value of the swap agreement are recorded in interest expense. During the twelve months ended December 31, 2002, we recorded $2.2 million net interest expense which includes $220,000 relating to amortization of the deferred loss and changes in the fair value of the swap agreement.

EXCHANGE RATE SENSITIVITY

         The following tables provide comparable information about our non-functional currency components of balance sheet items by currency, and presents such information in U.S. dollar equivalents at December 31, 2002 and 2001. These tables summarize information on transactions that are sensitive to foreign currency exchange rates, including non-functional currency-denominated receivables and payables. The net amount that is exposed to changes in foreign currency rates is then subjected to a 10% change in the value of the functional currency versus the non-functional currency.

        NON-FUNCTIONAL CURRENCY EXPOSURE IN U.S. DOLLAR EQUIVALENTS AS OF
                                DECEMBER 31, 2002
                                 (IN THOUSANDS)

                                                                             FOREIGN EXCHANGE
                                                                              GAIN/(LOSS) IF
                                                                           FUNCTIONAL CURRENCY
                                                                     -------------------------------
                                                                       APPRECIATES     DEPRECIATES
NON-FUNCTIONAL CURRENCY       ASSET       LIABILITY   LONG/(SHORT)       BY 10%           BY 10%
------------------------  ------------  ------------  ------------   --------------   --------------

United States dollar ...  $      2,847  $     15,187  $    (12,340)  $       (1,234)  $        1,234
Hong Kong dollar .......        12,275         1,093        11,182            1,118           (1,118)
European Union euro ....         9,564         2,832         6,732              673             (673)
Singaporean dollar .....         4,110         8,341        (4,231)            (423)             423
Canadian dollar ........         3,936            72         3,864              386             (386)
South Africa rand ......           990         3,991        (3,001)            (300)             300
Chilean pesos ..........           622         2,357        (1,735)            (174)             174
British pound ..........         3,117         1,791         1,326              133             (133)
Indian rupee ...........         3,994         2,891         1,103              110             (110)
All others .............        13,840        12,171         1,669              167             (167)
                          ------------  ------------  ------------   --------------   --------------
           Totals ......  $     55,295  $     50,726  $      4,569   $          456   $         (456)
                          ============  ============  ============   ==============   ==============


        NON-FUNCTIONAL CURRENCY EXPOSURE IN U.S. DOLLAR EQUIVALENTS AS OF
                                DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                             FOREIGN EXCHANGE
                                                                              GAIN/(LOSS) IF
                                                                           FUNCTIONAL CURRENCY
                                                                     -------------------------------
                                                                      APPRECIATES       DEPRECIATES
NON-FUNCTIONAL CURRENCY      ASSET       LIABILITY    LONG/(SHORT)       BY 10%           BY 10%
------------------------  ------------  ------------  ------------   --------------   --------------

United States dollar ...  $     10,095  $      1,134  $      8,961   $          896   $         (896)
Singaporean dollar .....         2,890         9,094        (6,204)            (620)             620
Hong Kong dollar .......         6,430         1,438         4,992              499             (499)
European Union euro ....         6,449         2,832         3,617              362             (362)
Brazilian reals ........         4,296         7,164        (2,868)            (287)             287
Taiwanese dollar .......        14,037        10,794         3,243              324             (324)
Chilean pesos ..........           430         3,099        (2,669)            (267)             267
Indian rupee ...........         4,197         3,526           671               67              (67)
Bristish pound .........         3,524         3,415           109               11              (11)
All others .............         8,068        11,119        (3,051)            (305)             305
                          ------------  ------------  ------------   --------------   --------------
           Totals ......  $     60,416  $     53,615  $      6,801  $           680  $          (680)
                          ============  ============  ============   ==============   ==============



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1--Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in our definitive Proxy Statement (the "2003 Proxy Statement") for our annual meeting of shareholders to be held on May 12, 2003. The 2003 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2002.

EQUITY COMPENSATION PLANS

         The following table sets forth information about EGL's common stock that may be issued under all of our existing equity compensation plans as of December 31, 2002 (shares in thousands):

                                                    (a)                          (b)                          (c)
--------------------------------------  ---------------------------- ---------------------------- ----------------------------
                                                                                                  Number of securities
                                                                                                  remaining available for
                                        Number of securities to be   Weighted-average exercise    future issuance under
                                        issued upon exercise of      price of outstanding         equity compensation plans
                                        outstanding options,         options, warrants and        (excluding securities
                                        warrants and rights (2)      rights (3)                   reflected in column (a))(4)
--------------------------------------  ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
approved by security
holders(1)............................             5,701                       $19.34                        7,104
--------------------------------------  ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not
approved by security holders..........                --                           --                           --
--------------------------------------  ---------------------------- ---------------------------- ----------------------------
Total.................................             5,701                       $19.34                        7,104
--------------------------------------  ---------------------------- ---------------------------- ----------------------------

-----------------

(1) These plans include the EGL Long-Term Incentive Plan, the EGL Employee Stock Purchase Plan and the EGL 1995 Non-Employee Director Stock Option Plan.

(2) Includes 567,924 shares of EGL common stock to be issued upon the exercise of outstanding options assumed in connection with the acquisition of Circle International Group, Inc. at a weighted average exercise price of $21.78, which options were originally issued under one of the following Circle plans: the 1982 Stock Option Plan, the 1990 Stock Option Plan, the 1994 Omnibus Equity Incentive Plan, the 1999 Stock Option Plan and the Employee Stock Purchase Plan. No additional awards may be granted under the Circle plans. Also excludes shares of EGL common stock issuable under the EGL Employee Stock Purchase Plan.

(3)      Excludes restricted stock.

(4) Includes 355,000 shares of EGL common stock remaining available for future issuance under the EGL Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         Within 90 days of the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15 and 15d-14 of the Exchange Act). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective. No significant changes were made in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) Financial Statements

ITEM                                                                                                             PAGE
----                                                                                                             ----


     Index........................................................................................................F-1
     Report of Independent Accountants............................................................................F-2
     Consolidated Balance Sheets as of December 31, 2002 and 2001.................................................F-3
     Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000...................F-4
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000...................F-5
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001
          and 2000................................................................................................F-7
     Notes to Consolidated Financial Statements...................................................................F-8

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
                        Inc. and Computershare Investor Services, L.L.C., as
                        Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of
                        Rights to Purchase Common Stock. (filed as Exhibit 4.1 to the EGL's Form 10Q for the fiscal quarter ended
                        September 30, 2001 and incorporated herein by reference).

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

       EXHIBIT NUMBER                            DESCRIPTION

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

            *10.11A --  Credit Agreement dated December 20, 2001 between EGL and
                        Bank of America, N.A., and the other financial institutions named therein (filed as Exhibit 10.11A to EGL's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

            *10.11B --  First Amendment to Credit Agreement dated March 7, 2002 between EGL and Bank of America, N.A., and the other financial institutions named therein (filed as Exhibit 10.11B to EGL's Annual Report on for 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

            *10.11C --  Consent and Second Amendment to Credit Agreement dated
                        October 14, 2002 between EGL and Bank of America, N.A., and the other financial institutions named therein (filed as Exhibit 10.1 to EGL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

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

       EXHIBIT NUMBER                            DESCRIPTION

           +*10.16  --  Employee Stock Purchase Plan, as amended and restated
                        effective July 26, 2000 (filed as Exhibit 10(iii) to EGL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

            *10.17A --  Lease Agreement dated as of December 31, 2001 between
                        iStar Eagle LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant.

            *10.17B --  Guaranty dated as of December 31, 2001 among iStar Eagle
                        LP, EGL Eagle Global Logistics, LP and EGL, Inc.

           +*10.19  --  Consulting Agreement dated as of January 1, 1999 between
                        Zita Logistics, Ltd. and Circle International European Holdings Limited (filed as Exhibit 10.4.3 to Circle's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

           +*10.20  --  Executive Deferred Compensation Plan (filed as Exhibit
                        10.2 to EGL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

           +*10.21  --  Amendment Number 1 to 1995 Non-Employee Director Stock
                        Option Plan (filed as Exhibit 10.4 to EGL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

             10.22  --  Agreement for Purchase and Sale of Real Property, dated
                        September 17, 2002 by and between MacFarlan Holdings, Ltd., as buyer, and EGL, Inc., as seller.

             10.23  --  Lease Agreement for real property in Austin, Texas, dated as of November 13, 2002, by and between EGL Texas Partners, L.P., as landlord, and EGL Eagle Global Logistics, LP, as tenant.

             10.24  --  Lease Agreement for real property in Grapevine, Texas, dated as of November 13, 2002, by and between EGL Texas Partners, L.P., as landlord, and EGL Eagle Global Logistics, LP, as tenant.

             10.25  --  Lease Agreement for real property in South Bend,
                        Indiana, dated as of December 20, 2002, by and between South Bend Partners, LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant.

             10.26  --  Agreement for Purchase and Sale of Real Property, dated as of December 15, 2002, by and between McMillan Investment Company, Ltd., as buyer, and EGL Eagle Global Logistics, LP, as seller.

             10.27  --  Lease Agreement, dated as of December 20, 2002, by and between McMillan/Miami LLC, as landlord, and EGL Eagle Global Logistics, LP, as buyer.

             10.28  --  Agreement for Purchase and Sale of Real Property, dated as of December 30, 2002, by and between Giffels Development Inc., as buyer, and EGL Eagle Global Logistics (Canada) Corp., as seller.

             10.29  --  Lease Agreement, dated as of December 30, 2002, by and between Giffels Development Inc., as landlord, and EGL Eagle Global Logistics (Canada) Corp., as tenant.

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

                                            EGL,INC.



                                            By  /s/ James R. Crane
                                              ---------------------------------
                                                    James R. Crane
                                                    Chairman, President
                                                    and Chief Executive Officer



Date:    March 26, 2003

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

              Name                                           Capacity                                      Date
              ----                                           --------                                      ----

/s/ James R. Crane
-------------------------------------       Chairman, President and Chief Executive Officer           March 26, 2003
James R. Crane                              (Principal Executive Officer)


/s/ Elijio V. Serrano
-------------------------------------       Chief Financial Officer (Principal Financial              March 26, 2003
Elijio V. Serrano                           and Accounting Officer)


/s/ Michael Jhin
-------------------------------------       Director                                                  March 26, 2003
Michael Jhin


/s/ Frank J. Hevrdejs
-------------------------------------       Director                                                  March 26, 2003
Frank J. Hevrdejs


/s/ Neil E. Kelley
-------------------------------------       Director                                                  March 26, 2003
Neil E. Kelley



-------------------------------------       Director                                                  March 26, 2003
Norwood W. Knight-Richardson


/s/ Rebecca A. McDonald
-------------------------------------       Director                                                  March 26, 2003
Rebecca A. McDonald


/s/ Paul William Hobby
-------------------------------------       Director                                                  March 26, 2003
Paul William Hobby

                                 CERTIFICATIONS

I, James R. Crane, certify that:


         1. I have reviewed this annual report on Form 10-K of EGL, Inc. (the "registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003



By   /s/ James R. Crane
   -----------------------------------------------------------
         James R. Crane, Chief Executive Officer

I, Elijio V. Serrano, certify that:

         1. I have reviewed this annual report on Form 10-K of EGL, Inc. (the "registrant");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


By   /s/ Elijio V. Serrano
   -----------------------------------------------------------
         Elijio V. Serrano, Chief Financial Officer

                                    EGL, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


                                                                                                                     PAGE

Report of Independent Accountants                                                                                     F-2

Consolidated Balance Sheets as of December 31, 2002 and 2001                                                          F-3

Consolidated Statements of Operations for the Years Ended
   December 31, 2002, 2001 and 2000                                                                                   F-4

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000                                                                                    F-5

Consolidated Statements of Stockholders' Equity for the Years Ended
  December 31, 2002, 2001 and 2000                                                                                    F-7

Notes to Consolidated Financial Statements                                                                            F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of EGL, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of EGL, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on January 1, 2002.


PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 21, 2003

                                    EGL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001


                                                                                      2002              2001
                                                                                  ------------      ------------
                                                                                 (in thousands, except par values)

                                     ASSETS

Current assets:
    Cash and cash equivalents                                                     $    119,669      $     77,440
    Restricted cash                                                                      7,806             5,413
    Short-term investments and marketable securities                                        12             3,442
    Trade receivables, net of allowance of $13,717 and $11,628                         371,024           365,505
    Other receivables                                                                   13,213            10,868
    Deferred income taxes                                                                6,228             8,762
    Income tax receivable                                                                1,019            11,297
    Other current assets                                                                32,952            29,411
                                                                                  ------------      ------------
        Total current assets                                                           551,923           512,138
Property and equipment, net                                                            157,403           152,922
Assets held for sale                                                                       644                --
Investments in unconsolidated affiliates                                                40,042            46,018
Goodwill                                                                                81,881            78,901
Deferred income taxes                                                                    5,327             8,255
Other assets, net                                                                       13,087            14,237
                                                                                  ------------      ------------

        Total assets                                                              $    850,307      $    812,471
                                                                                  ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Trade payables and accrued transportation costs                               $    232,324      $    216,073
    Accrued salaries and related costs                                                  31,218            27,982
    Accrued restructuring, merger and integration costs                                  8,227             8,879
    Current portion of long-term notes payable                                           5,639             7,950
    Income taxes payable                                                                 2,595             6,642
    Other liabilities                                                                   70,409            54,048
                                                                                  ------------      ------------
        Total current liabilities                                                      350,412           321,574
Deferred income taxes                                                                    3,720             7,805
Long-term notes payable                                                                103,993           103,774
Other noncurrent liabilities                                                             6,789             6,194
                                                                                  ------------      ------------
        Total liabilities                                                              464,914           439,347
                                                                                  ------------      ------------
Minority interests                                                                       8,852             7,033
                                                                                  ------------      ------------
Commitments and contingencies (Notes 10, 16, 17 and 18)
Stockholders' equity:
    Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
    Common stock, $0.001 par value, 200,000 shares authorized;
      48,091 and 48,939 shares issued; 47,054 and 47,813 shares outstanding                 48                49
    Additional paid-in capital                                                         148,682           158,317
    Retained earnings                                                                  274,146           264,712
    Accumulated other comprehensive loss                                               (28,566)          (37,045)
    Unearned compensation                                                                   --              (635)
    Treasury stock, 1,037 and 1,126 shares held                                        (17,769)          (19,307)
                                                                                  ------------      ------------
        Total stockholders' equity                                                     376,541           366,091
                                                                                  ------------      ------------

        Total liabilities and stockholders' equity                                $    850,307      $    812,471
                                                                                  ============      ============




   The accompanying notes are an integral part of these financial statements.

                                    EGL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000





                                                                    2002              2001              2000
                                                                ------------      ------------      ------------
                                                                    (in thousands, except per share amounts)

Revenues (Note 1)                                               $  1,869,333      $  1,860,749      $  2,079,863
Cost of transportation                                             1,197,201         1,216,566         1,360,351
                                                                ------------      ------------      ------------
Net revenues                                                         672,132           644,183           719,512
Operating expenses:
    Personnel costs                                                  370,817           383,211           378,461
    Other selling, general and administrative expenses               274,878           294,488           256,270
EEOC legal settlement (Note 16)                                           --            10,089             7,500
Air transportation safety and system stablization grant               (8,923)               --                --
    (Note 2)
Merger related transaction, restructuring and
  integration costs (Note 4)                                           5,688            13,964            67,389
                                                                ------------      ------------      ------------
Operating income (loss)                                               29,672           (57,569)            9,892
Nonoperating income (expense), net                                   (14,556)           (8,442)            2,549
                                                                ------------      ------------      ------------
Income (loss) before provision (benefit) for income taxes             15,116           (66,011)           12,441
Provision (benefit) for income taxes                                   5,895           (25,834)           13,163
                                                                ------------      ------------      ------------
Income (loss) before cumulative effect of change in
    accounting for negative goodwill                                   9,221           (40,177)             (722)
Cumulative effect of change in accounting for
    negative goodwill (Note 7)                                           213                --                --
                                                                ------------      ------------      ------------
Net income (loss)                                               $      9,434      $    (40,177)     $       (722)
                                                                ============      ============      ============


Basic earnings (loss) per share before cumulative effect of
    change in accounting for negative goodwill                  $       0.19      $      (0.84)     $      (0.02)
Cumulative effect of change in accounting for negative
    goodwill                                                            0.01                --                --
                                                                ------------      ------------      ------------
Basic earnings (loss) per share                                 $       0.20      $      (0.84)     $      (0.02)
                                                                ============      ============      ============

Basic weighted-average common shares outstanding                      47,610            47,558            46,600

Diluted earnings (loss) per share before cumulative effect
    of  change in accounting for negative goodwill              $       0.19      $      (0.84)     $      (0.02)
Cumulative effect of change in accounting for negative
    goodwill                                                            0.01                --                --
                                                                ------------      ------------      ------------
Diluted earnings (loss) per share                               $       0.20      $      (0.84)     $      (0.02)
                                                                ============      ============      ============

Diluted weighted-average common shares outstanding                    47,811            47,558            46,600


   The accompanying notes are an integral part of these financial statements.

                                    EGL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000





                                                                                   2002              2001              2000
                                                                               ------------      ------------      ------------
                                                                                                (in thousands)
Cash flows from operating activities:
    Net income (loss)                                                          $      9,434      $    (40,177)     $       (722)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                                  30,527            33,033            30,009
      Impairment of assets                                                              635              (497)           20,597
      Bad debt expense                                                                7,669            13,629             9,060
      Amortization of unearned compensation                                             635               803               605
      Deferred income tax expense (benefit)                                           1,365           (10,895)          (11,259)
      Amortization of debt issuance costs                                             2,078             1,279                --
      Interest capitalization                                                          (986)             (854)               --
      Tax benefit of stock options exercised                                            196             2,956             4,991
      Amortization of deferred loss on interest rate swap                             1,518                --                --
      Unrealized gain on derivatives                                                 (1,298)               --                --
      Cumulative effect of change in accounting for negative goodwill                  (213)               --                --
      Impairment of investment in an unconsolidated affiliate                         6,653                --                --
      Gain on sales of assets                                                           (89)           (2,657)             (755)
      Equity in (earnings) losses of affiliates, net of dividends received             (814)            3,100            (1,714)
      Minority interests, net of dividends paid                                       1,006               313               146
      Transfer to restricted cash                                                    (2,393)           (5,413)               --
      Other                                                                              --                65            (5,545)
    Changes in assets and liabilities:
      (Increase) decrease  in trade receivables                                       1,897            98,726           (89,179)
      (Increase) decrease in other receivables                                       (1,935)           (5,309)           10,790
      (Increase) decrease in other assets and liabilities                             2,278           (20,837)            1,189
      Increase (decrease) in payables and other accrued liabilities                  15,306           (28,119)           40,172
      Increase (decrease) in accrual for merger, restructuring and
        integration costs                                                              (652)          (15,600)           24,976
                                                                               ------------      ------------      ------------
        Net cash provided by operating activities                                    72,817            23,546            33,361
                                                                               ------------      ------------      ------------
Cash flows from investing activities:
    Capital expenditures                                                            (41,429)          (64,866)          (70,449)
    Purchase of assets for sale-leaseback transactions                              (11,570)               --                --
    Proceeds from sales/maturities of marketable securities                           3,430             6,740             8,390
    Proceeds from sale-leaseback transactions                                        21,487            16,667                --
    Proceeds from sales of property and equipment                                     4,544            20,654             2,710
    Acquisitions of businesses, net of cash acquired                                 (1,081)           (4,637)          (28,664)
    Disposal of a consolidated subsidiary                                                --              (819)               --
    Cash received from disposal of an unconsolidated affiliate                          385             3,062                --
    Cash received from minority interest partner                                        301                --                --
    Investment in unconsolidated affiliate                                               --                --            (6,300)
    Other                                                                                --                --              (452)
                                                                               ------------      ------------      ------------
        Net cash used in investing activities                                       (23,933)          (23,199)          (94,765)
                                                                               ------------      ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                                    EGL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

(continued)


                                                                    2002              2001              2000
                                                                ------------      ------------      ------------
                                                                                 (in thousands)
Cash flows from financing activities:
    Issuance (repayment) of notes payable, net                  $     (1,407)     $    (82,383)     $     43,634
    Net proceeds from convertible subordinated debt
      offering                                                            --            96,875                --
    Issuance of common stock for employee
      stock purchase plan                                              1,033             1,236             1,334
    Proceeds from exercise of stock options                              687             3,319            18,942
    Repurchases of common stock                                      (10,014)               --           (10,478)
    Dividends paid                                                        --                --            (4,764)
    Other                                                                 --                --              (362)
                                                                ------------      ------------      ------------
        Net cash provided by (used in) financing activities           (9,701)           19,047            48,306
                                                                ------------      ------------      ------------
Effect of exchange rate changes on cash                                3,046            (1,955)           (5,586)
                                                                ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents                      42,229            17,439           (18,684)
Cash and cash equivalents, beginning of the year                      77,440            60,001            78,685
                                                                ------------      ------------      ------------

Cash and cash equivalents, end of the year                      $    119,669      $     77,440      $     60,001
                                                                ============      ============      ============

Supplemental cash flow information:
    Cash paid for interest                                      $      8,985      $      8,552      $      4,891
    Cash paid for income taxes                                        10,756             9,704            29,934
    Cash received from income tax refund                              11,540            27,456                --
    Noncash transactions:
      Issuance of stock for acquisitions                                  --             5,426               200
      Mortgages assumed in acquisitions                                   --                --             5,818
      Issuance of notes payable for acquisition                          603                --             5,939
      Obligation to deliver common stock                                  --            (1,923)            1,923
      Exchange of investment as payment of a liability                    --             2,234                --
      Change in fair value of cash flow hedge                            421             2,024                --
      Financing of insurance premiums                                 11,428                --                --




   The accompanying notes are an integral part of these financial statements.

                                    EGL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                                                        Accumulated
                                           Common stock       Additional                                   other
                                       --------------------    paid-in      Retained   Comprehensive   comprehensive     Unearned
                                         Shares     Amount     capital      earnings   income (loss)        loss       compensation
                                       ----------   -------   ----------   ----------  -------------   -------------   ------------
                                                                               (in thousands)
Balance at January 1, 2000                 47,223   $    47   $  123,638   $  308,026                   $    (15,661)          --
Comprehensive loss:
  Net loss                                     --        --           --         (722)   $     (722)            --           --
  Change in value of
    marketable securities, net                 --        --           --           --             2              2           --
  Foreign currency translation
    adjustments                                --        --           --           --       (12,070)       (12,070)          --
                                                                                         ----------
  Comprehensive loss                                                                     $  (12,790)
                                                                                         ==========
Issuance of shares under
  employee stock purchase plan                 26        --          921           --                           --           --
Issuance of common stock for
  acquisitions                                 --        --           49           --                           --           --
Exercise of stock options and
   issuance of restricted stock
   awards with related tax benefit          1,162         1       25,195           --                           --       (1,905)
Purchase of treasury stock                     --        --           --           --                           --           --
Cash dividends                                 --        --           --       (2,415)                          --           --
Amortization of unearned
  compensation                                 --        --           --           --                           --          605
                                       ----------   -------   ----------   ----------                 ------------    ---------

Balance at December 31, 2000               48,411        48      149,803      304,889                      (27,729)      (1,300)

Comprehensive loss:
  Net loss                                     --        --           --      (40,177)   $  (40,177)            --           --
  Change in value of marketable
    securities, net                            --        --           --           --           (29)           (29)          --
  Change in fair value of cash
    flow hedge                                 --        --           --           --        (2,024)        (2,024)          --
  Foreign currency translation
    adjustments                                --        --           --           --        (7,263)        (7,263)          --
                                                                                         ----------
  Comprehensive loss                                                                     $  (49,493)
                                                                                         ==========
Issuance of shares under employee
  stock purchase plan                          --        --           29           --                           --           --
Issuance of common stock for
  acquisitions                                 --        --        2,073           --                           --           --
Exercise of stock options and
  issuance of restricted stock
  awards with related tax benefit             528         1        6,412           --                           --         (138)
Amortization of unearned compensation          --        --           --           --                           --          803
                                       ----------   -------   ----------   ----------                 ------------    ---------

Balance at December 31, 2001               48,939        49      158,317      264,712                      (37,045)        (635)

Comprehensive income:
  Net income                                   --        --           --        9,434    $    9,434             --           --
  Change in fair value of cash flow
    hedge                                      --        --           --           --           421            421           --
  Amortization of deferred loss on
    interest rate swap                         --        --           --           --         1,518          1,518           --
  Foreign currency translation
    adjustments                                --        --           --           --         6,540          6,540           --
                                                                                         ----------
  Comprehensive income                                                                   $   17,913
                                                                                         ==========
Issuance of shares under employee
  stock purchase plan                          --        --         (436)          --                           --           --
Exercise of stock options and
  issuance of restricted stock awards
  with related tax benefit                     72        --          814           --                           --           --
Repurchase and retirement of common
  stock                                      (920)       (1)     (10,013)          --                           --           --
Amortization of unearned compensation          --        --           --           --                           --          635
                                       ----------   -------   ----------   ----------                 ------------    ---------

Balance at December 31, 2002               48,091   $    48   $  148,682   $  274,146                 $    (28,566)   $      --
                                       ==========   =======   ==========   ==========                 ============    =========


                                                                                               Obligation
                                                                 Treasury stock                to deliver
                                                           ------------------------------        common
                                                              Shares            Amount            stock              Total
                                                           ------------      ------------      ------------      ------------
                                                                                    (in thousands)

Balance at January 1, 2000                                       (1,022)     $    (14,595)               --      $    401,455
Comprehensive loss:
  Net loss                                                           --                --                --              (722)
  Change in value of
    marketable securities, net                                       --                --                --                 2
  Foreign currency translation
    adjustments                                                      --                --                --           (12,070)

  Comprehensive loss

Issuance of shares under
  employee stock purchase plan                                       26               413                --             1,334
Issuance of common stock for
  acquisitions                                                        9               151             1,923             2,123
Exercise of stock options and
   issuance of restricted stock
   awards with related tax benefit                                   45               642                --            23,933
Purchase of treasury stock                                         (450)          (10,478)               --           (10,478)
Cash dividends                                                       --                --                --            (2,415)
Amortization of unearned
  compensation                                                       --                --                --               605
                                                           ------------      ------------      ------------      ------------

Balance at December 31, 2000                                     (1,392)          (23,867)            1,923           403,767

Comprehensive loss:
  Net loss                                                           --                --                --           (40,177)
  Change in value of marketable
    securities, net                                                  --                --                --               (29)
  Change in fair value of cash
    flow hedge                                                       --                --                --            (2,024)
  Foreign currency translation
    adjustments                                                      --                --                --            (7,263)

  Comprehensive loss

Issuance of shares under employee
  stock purchase plan                                                70             1,207                --             1,236
Issuance of common stock for
  acquisitions                                                      196             3,353            (1,923)            3,503
Exercise of stock options and
  issuance of restricted stock
  awards with related tax benefit                                    --                --                --             6,275
Amortization of unearned compensation                                --                --                --               803
                                                           ------------      ------------      ------------      ------------

Balance at December 31, 2001                                     (1,126)          (19,307)               --           366,091

Comprehensive income:
  Net income                                                         --                --                --             9,434
  Change in fair value of cash flow
    hedge                                                            --                --                --               421
  Amortization of deferred loss on
    interest rate swap                                               --                --                --             1,518
  Foreign currency translation
    adjustments                                                      --                --                --             6,540

  Comprehensive income

Issuance of shares under employee
  stock purchase plan                                                85             1,469                --             1,033
Exercise of stock options and
  issuance of restricted stock awards
  with related tax benefit                                            4                69                --               883
Repurchase and retirement of common
  stock                                                              --                --                --           (10,014)
Amortization of unearned compensation                                --                --                --               635
                                                           ------------      ------------      ------------      ------------

Balance at December 31, 2002                                     (1,037)     $    (17,769)     $         --      $    376,541
                                                           ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           EGL, Inc. (EGL or the Company) is a leading global transportation, supply chain management and information services company dedicated to providing flexible logistics solutions on a price competitive basis. The Company's services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services. The Company provides services through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. In October 2000, the Company merged with Circle International Group, Inc. (Circle) and expanded its operations to over 100 countries on six continents (see Note 3). The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (see Note 20).

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management's understanding of the Company's business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company's principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



selection of estimates which could be viewed as conservative or aggressive by others - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

RESTRICTED CASH

           As part of the settlement with the EEOC, the Company is required to place certain amounts on deposit in a financial institution for the Class Fund and Leadership Development Fund. The total amount included in restricted cash related to the settlement with the EEOC was $3.0 million as of December 31, 2002 (see Note 16). Additionally, the Company has certain requirements related to security deposits that are restricted from withdrawal for a specified timeframe and therefore are classified as restricted cash (see Note 10).

SHORT-TERM INVESTMENTS AND MARKETABLE SECURITIES

           At December 31, 2002 and 2001, the Company had short-term investments in commercial paper, certificates of deposits, U.S. Treasury Bills and Tax Exempt Municipal Bonds with a carrying value of $12,000 and $3.4 million, respectively. All outstanding securities at December 31, 2002 mature in less than one year. By policy, the Company invests primarily in high-grade marketable securities. All marketable securities are designated as available-for-sale securities. Unrealized holding gains or losses have been recorded by the Company as a component of other comprehensive income and loss at each balance sheet date. As such, changes in the fair value of available-for-sale securities, net of deferred taxes, are excluded from income and presented in the stockholders' equity section of the balance sheet as a component of accumulated other comprehensive loss. As of December 31, 2002 and 2001, these investments are stated at amortized cost, which approximates fair value.

TRADE RECEIVABLES

           Management establishes an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables. Management considers many factors including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors and transactions that might impact collectibility. Trade receivables include disbursements made by EGL on behalf of its customers for transportation costs and customs duties. As the billings to customers for these disbursements may be several times the amount of revenue and fees derived from these transactions and are not recorded as revenue and expense on the Company's statement of operations, the inability to collect such amounts could result in losses greater than the revenues recognized when such amounts were believed to be collectible. Unrecovered trade accounts receivable charged against the allowance for doubtful accounts were $5.9 million and $15.2 million in 2002 and 2001, respectively.

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

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



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

ASSETS HELD FOR SALE

           The Company classifies assets for which a buyer has been identified or an active program to find a buyer is in progress as assets held for sale on the consolidated balance sheet.

COMPUTER SOFTWARE

           Certain costs related to the development or purchase of internal-use software are capitalized and amortized over the estimated useful life of the software. Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of a software development project are expensed as incurred. Upon retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

           The Company has incurred substantial costs during 2002, 2001 and 2000 related to a number of information systems projects that were being developed during that time period. Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems. Management believes that all projects capitalized at December 31, 2002 will be successfully completed and will result in benefits recoverable in future periods.

INTEREST CAPITALIZATION

           The Company is in the process of constructing several computer systems for future use. Interest associated with these assets is capitalized and included in the cost of the asset. The amount capitalized is calculated based upon the Company's current incremental borrowing rate and was $986,000 and $854,000 in 2002 and 2001, respectively.

GOODWILL AND OTHER INTANGIBLES

           Goodwill represents the excess of purchase price over the fair value of net assets acquired. Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair value of assets and liabilities included in a business combination, and therefore, indirectly affected by management's estimates and judgments. Prior to January 1, 2002, the Company amortized goodwill and other intangible assets on a straight-line basis over the period of expected benefit, not exceeding 40 years. In 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Effective January 1, 2002, the Company no longer amortizes goodwill and indefinite lived intangible assets but instead tests for impairment at least annually or whenever circumstances indicate a possible impairment. Finite lived intangible assets are amortized over the period of expected benefit.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



IMPAIRMENT OF ASSETS

           Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset. Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process. If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

FOREIGN CURRENCY TRANSLATION

           Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange and income and expenses are translated at average exchange rates during the year. Adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss). Gains and losses from foreign currency transactions are included in net income.

REVENUE RECOGNITION

           Revenue and freight consolidation costs are recognized at the time the freight departs the terminal of origin, one of the permissible methods authorized by Emerging Issues Task Force (EITF) Issue No. 91-9, "Revenue and Expense Recognition for Freight Services in Process." This method generally results in recognition of revenue and gross profit earlier than methods that do not recognize revenue until a proof of delivery is received. Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services. Revenue recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier's charges to EGL for carrying the shipment. Revenue recognized in other capacities includes only the commission and fees received. In January 2002, EITF Issue No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred" was effective for the Company. This issue clarified certain provisions of EITF No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," and among other things established when reimbursements are required to be shown gross as opposed to net. EITF No. 01-14 also directed that the new rules should be applied in financial reporting periods beginning after December 15, 2001. The clarifying rules now require the Company to report revenues from certain reimbursed incidental activities on a gross rather than net basis. The Company has complied with the guidance in EITF No. 01-14 and reclassified to cost of transportation, for all periods presented, the costs of certain reimbursed incidental activities previously reported net in revenues. The following table illustrates the financial statement impact of the reclassification by comparing revenues previously reported on a net basis with revenues reported on a gross basis in this Annual Report on Form 10-K. There is no impact on net revenues, operating income (loss) or net income (loss) as a result of this reclassification.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001





                                                        YEAR ENDED DECEMBER 31,
                                        2002                      2001                      2000
                              -----------------------   -----------------------   -----------------------
                                 NET         GROSS         NET         GROSS         NET         GROSS
                              ----------   ----------   ----------   ----------   ----------   ----------
                                                             (in thousands)
Revenues:
   Air freight forwarding     $1,273,540   $1,283,025   $1,296,026   $1,307,101   $1,465,438   $1,511,740
   Ocean freight forwarding      197,846      216,298      176,470      194,642      184,602      202,956
   Customs brokerage and
     other                       208,897      370,010      199,498      359,006      211,166      365,167
                              ----------   ----------   ----------   ----------   ----------   ----------

       Total revenues          1,680,283    1,869,333    1,671,994    1,860,749    1,861,206    2,079,863

Cost of transportation:
   Air freight forwarding        868,136      877,621      909,855      920,930      992,041    1,038,343
   Ocean freight forwarding      140,015      158,467      117,956      136,128      131,140      149,494
   Customs brokerage and
     other                            --      161,113           --      159,508       18,513      172,514
                              ----------   ----------   ----------   ----------   ----------   ----------

       Total costs             1,008,151    1,197,201    1,027,811    1,216,566    1,141,694    1,360,351
                              ----------   ----------   ----------   ----------   ----------   ----------

Net revenues                  $  672,132   $  672,132   $  644,183   $  644,183   $  719,512   $  719,512
                              ==========   ==========   ==========   ==========   ==========   ==========


STOCK-BASED COMPENSATION

            At December 31, 2002, the Company has six stock-based employee compensation plans under which stock-based awards have been granted. The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The intrinsic value method used by the Company generally results in no compensation expense being recorded related to stock option grants made by the Company because those grants are typically made with option exercise prices equal to fair market value at the date of option grant. This method is used by the vast majority of public reporting companies. The application of the alternative fair value method under SFAS No. 123, "Accounting for Stock-Based Compensation," which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee's rights in the options vest. The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



                                                  2002           2001            2000
                                              ------------   ------------    ------------
                                                            (in thousands)
Net income (loss) as reported                 $      9,434   $    (40,177)   $       (722)
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects          5,419          6,930           7,971
                                              ------------   ------------    ------------
Pro forma net income (loss)                   $      4,015   $    (47,107)   $     (8,693)
                                              ============   ============    ============

Earnings (loss) per share:
     Basic-as reported                        $       0.20   $      (0.84)   $      (0.02)
     Basic-pro forma                                  0.08          (0.99)          (0.19)
     Diluted-as reported                              0.20          (0.84)          (0.02)
     Diluted-pro forma                                0.08          (0.99)          (0.19)


PROVISION (BENEFIT) FOR INCOME TAXES

           The Company accounts for income taxes using the asset and liability method. Deferred tax liabilities and assets are determined based on temporary differences between the bases of assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions.

EARNINGS (LOSS) PER SHARE

           Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes potential dilution that could occur if options to issue common stock were exercised. Stock options and shares related to the convertible subordinated notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. For the year ended December 31, 2002, incremental shares of 201,000 were used in the calculation of diluted earnings per share, all of which were attributable to stock options. The shares related to the convertible subordinated notes were excluded from the diluted earnings per share calculation as their effect was antidilutive. No shares related to options or the convertible subordinated notes were included in diluted earnings per share for the years ended December 31, 2001 and 2000, as their effect would have been antidilutive as the Company incurred a net loss during those periods.

COMPREHENSIVE INCOME (LOSS)

           In addition to net income (loss), comprehensive income (loss), includes, as applicable, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities, the effects of qualifying hedging activities and changes in stockholders' equity that are not the result of transactions with stockholders. The Company's components of other comprehensive income (loss) are foreign currency translation adjustments, change in the value of marketable securities and changes in the fair value of cash flow hedges.

           Accumulated other comprehensive loss consists of the following as of December 31:

                                                       2002              2001
                                                     ---------        ---------
                                                            (in thousands)
Cumulative foreign currency translation
  adjustment                                         $ (28,481)       $ (35,021)
Fair value of cash flow hedge                              421               --
Deferred loss on interest rate swap                       (506)          (2,024)
                                                     ---------        ---------
                                                     $ (28,566)       $ (37,045)
                                                     =========        =========

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


FAIR VALUE OF FINANCIAL INSTRUMENTS

           The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 2002 and 2001. However, ready trading markets do not exist for all of these items and considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that EGL could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 2002. Current estimates of fair value may differ significantly from the amounts presented. The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

           Cash and cash equivalents, restricted cash and short-term investments and marketable securities - The carrying amount approximates fair value because of the short maturity of those instruments.

           Notes payable - The fair value of the Company's convertible subordinated notes was estimated based upon an indicative price quotation of the notes on December 31, 2002 and the closing price of the Company's stock on December 31, 2001. An indicative price quotation includes a bid and offer price provided by a market maker for the purpose of evaluation or information. At December 31, 2001, no indicative price quotation information was available as the notes were just recently issued. The Company's notes payable approximates fair value based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.

           Foreign currency forward contracts - The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate. Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date. Such amounts are insignificant.

           Swap agreements - The fair value of interest rate swaps and jet fuel swaps (used for hedging purposes) is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and jet fuel prices.

           Letters of credit - The Company utilizes letters of credit to back certain financing instruments and payment obligations. The letters of credit reflect fair values as a condition of their underlying purpose and are subject to fees competitively determined.

           Synthetic leases - The fair value of synthetic leases is the outstanding lease balance and represents the amount the Company would be obligated to pay to terminate the lease agreement.

           The carrying amounts and fair values of financial instruments (assets and (liabilities)) at December 31, 2002 and 2001 are as follows (in thousands):

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




                                                          CARRYING AMOUNT                      FAIR VALUE
                                                    -----------------------------     -----------------------------
                                                        2002             2001             2002             2001
                                                    ------------     ------------     ------------     ------------

Cash and cash equivalents                           $    119,669     $     77,440     $    119,669     $     77,440
Restricted cash                                            7,806            5,413            7,806            5,413
Short-term investments and marketable securities              12            3,442               12            3,442
Convertible subordinated notes                          (100,000)        (100,000)        (110,938)         (80,018)
Notes payable                                             (9,632)         (11,724)          (9,632)         (11,724)
Interest rate swap agreement                                (729)          (2,028)            (729)          (2,028)
Jet fuel swap agreement                                      421               --              421               --
Off balance sheet financial instruments:
    Letters of credit                                         --               --          (31,398)         (24,000)
    Synthetic leases                                          --               --               --          (24,000)



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

DERIVATIVE INSTRUMENTS

           The Company recognizes all derivative instruments on the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of the foreign currency exposure of a net investment in a foreign operation.

           For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current earnings during the period of the interest rate or foreign currency exposure. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign operation currency, the gain or loss is reported in other comprehensive income as part of the cumulative translation adjustment to the extent it is effective. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current earnings during the period of change.

           The Company uses derivative financial instruments to reduce its exposure to fluctuations in interest rates and jet fuel prices. The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure when it is entered into, as well as the risk, management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities. The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of operations as the underlying exposure being hedged. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. The ineffective portion of a derivative instrument's change in fair value is recognized in earnings.

NEW ACCOUNTING PRONOUNCEMENTS

           In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated long-lived asset retirement costs are capitalized. This statement is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143, beginning January 1, 2003, and does not believe that it will have any material impact on its results of operations, financial position or cash flows.

           In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supersedes EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of a liability. SFAS 146 states that an entity's commitment to a plan does not create a present obligation to others that meets the definition of a liability. Generally, SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 as of January 1, 2003.

           In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. (FIN), 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of SFAS 5, 57 and 107 and incorporates without change the provisions of FIN 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the recognition and measurement provisions of FIN 45 effective January 1, 2003 and is currently evaluating the impact on its results of operations, financial position and cash flows. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 (see Note 10).

           In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Generally, SFAS 148 transition guidance and provisions for disclosure are effective for fiscal years ending after December 15, 2002 and is effective for interim period disclosures for interim periods beginning after December 15, 2003. The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002 as previously detailed in this note.

           In January 2003, the Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 are effective for the Company as of July 1, 2003. The Company is not presently a party to any transactions with VIEs.


NOTE 2 - AIR TRANSPORTATION SAFETY AND SYSTEM STABILIZATION ACT

           On September 11, 2001, terrorists hijacked and used four commercial aircraft in terrorist attacks on the United States. As a result of these terrorist attacks, the Federal Aviation Administration immediately suspended all commercial airline flights from September 11, 2001 until September 14, 2001, which effectively shut down the Company's air freight forwarding operations. Once the Company resumed air shipment operations, the passenger load factors on commercial airlines had been severely impacted which caused the airlines to cancel flights and greatly limited the movement of freight by air, along with increased pricing from the airlines on the remaining flights.

           On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act). The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks. The Department of Transportation (DOT) makes the final determination of the amount of eligible direct and incremental losses incurred by each airline and freight carrier. The DOT issued its final rules with respect to the Act on April 16, 2002. The Company filed its final application for grant proceeds on August 26, 2002. During the third quarter of 2002, the Company received grant proceeds of $8.9 million from the DOT and

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


recorded this amount in operating income. The DOT, Congress, or other governmental agencies may perform an additional audit and/or review of the Company's application. No assurance can be provided that the result of such an audit/review would not result in a refund of a portion of the grant.


NOTE  3 - BUSINESS COMBINATIONS

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

           The Company entered into six business combination transactions between January 1, 2000 and December 31, 2002 which have been accounted for using the purchase method of accounting, with the related results of operations being included in the Company's consolidated financial statements from the date of acquisition forward. The aggregate consideration paid for these acquisitions totaled $46.5 million, comprised of $34.4 million in cash, $6.5 million notes payable and stock consideration valued at approximately $5.6 million. The Company has recognized $42.2 million in goodwill in connection with these acquisitions. Two of the acquisitions provided for the payment of additional contingent consideration if certain post-acquisition performance criteria are satisfied for periods as long as three years which could aggregate as much as $7.9 million in cash and Company common stock. All contingent payments on acquisitions made by the Company are accounted for as adjustments to goodwill and are recorded at the time that the amounts of the payments are determinable by the Company. Through December 31, 2002, the Company had recognized $8.2 million in additional contingent consideration on these acquisitions paid in cash and the Company's common stock. The pro forma effect on revenues and net income of the Company assuming each of these acquisitions were consummated at the beginning of the year of acquisition would have been immaterial.


NOTE 4 - MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS

TRANSACTION AND INTEGRATION COSTS

           As a result of the merger with Circle, as discussed in Note 3, the Company incurred and expensed transaction and integration costs during the years ended December 31, 2001 and 2000. Merger related transaction costs of $9.8 million were incurred in 2000 and included investment banking, legal, accounting, printing fees and other costs directly related to the merger. During the years ended December 31, 2001 and 2000 integration costs of approximately $7.6 million and $8.2 million, respectively, were incurred and included the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world and other integration costs.

RESTRUCTURING CHARGES

           In the fourth quarter of 2000, the Company developed a plan (the
Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities as a result of the merger. The principal components of the Plan involved the termination of certain employees at the former Circle headquarters

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


and various international locations, elimination of duplicate facilities in the United States and certain international locations including the Circle headquarters facility, and the termination of selected international joint venture and agency agreements. The Company recorded restructuring charges of $5.7 million, $6.4 million and $49.4 million in 2002, 2001 and 2000, respectively, primarily as a result of the Plan and the decision to terminate certain charter lease obligations. With the exception of payments to be made for remaining future lease obligations, the terms of the Plan were substantially completed as of December 31, 2001.

           The charges incurred in 2002, 2001 and 2000 and the remaining portion of the unpaid accrued charges as of December 31, 2002 and 2001 are as follows:


                                                                                        Income statement charge
                                                                                                2001
                                           Income                        Accrued      ----------------------------
                                          statement                     liability                       Revisions
                                           charge        Payments/     December 31,        New             to           Payments/
                                          Q4 2000       reductions         2000          charges        estimates      reductions
                                       ------------    ------------    ------------   ------------    ------------    ------------
                                                                              (in thousands)
Severance costs ....................   $      8,377    $     (2,110)   $      6,267   $      3,345    $       (398)   $     (8,301)
Future lease obligations, net of
    subleasing income ..............         11,105          (1,042)         10,063          1,917           2,746          (7,763)
Assets not expected to be
    recoverable ....................         18,284         (18,284)             --             --            (497)            497
Termination of joint venture/
    agency agreements ..............         11,635          (6,423)          5,212             --          (3,000)         (1,209)
Charter lease obligation, net of
     subleasing income .............             --              --              --          2,287              --          (2,287)
                                       ------------    ------------    ------------   ------------    ------------    ------------
                                       $     49,401    $    (27,859)   $     21,542   $      7,549    $     (1,149)   $    (19,063)
                                       ============    ============    ============   ============    ============    ============

                                                           Income
                                                          statement
                                                         charge 2002
                                            Accrued      ------------                      Accrued
                                           liability      Revisions                       liability
                                          December 31,       to            Payments/     December 31,
                                              2001        estimates       reductions         2002
                                          ------------   ------------    ------------    ------------
                                                               (in thousands)
Severance costs ....................      $        913   $         --    $       (126)   $        787
Future lease obligations, net of
    subleasing income ..............             6,963          5,939          (5,687)          7,215
Assets not expected to be
    recoverable ....................                --             --              --              --
Termination of joint venture/
    agency agreements ..............             1,003           (251)           (527)            225
Charter lease obligation, net of
     subleasing income .............                --             --              --              --
                                          ------------   ------------    ------------    ------------
                                          $      8,879   $      5,688    $     (6,340)   $      8,227
                                          ============   ============    ============    ============

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

           Also, during January 2001 the Company announced an additional reduction in the Company's workforce of approximately 125 additional employees. The charge for this workforce reduction was approximately $100,000 and was recorded during the first quarter of 2001.

FUTURE LEASE OBLIGATIONS

           Future lease obligations consist of the Company's remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company is in the process of vacating and consolidating due to excess capacity resulting from the Company having multiple facilities in certain locations. The provisions of the Plan include the consolidation of facilities at

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



approximately 80 of the Company's operating locations. During the second half of 2001, the Company determined the estimated consolidation dates for several of the remaining facilities and recorded an additional charge of $1.9 million. All lease costs for facilities being consolidated are charged to operations until the date that the Company vacates each facility.

           Amounts recorded for future lease obligations under the Plan are net of approximately $37.0 million in anticipated future recoveries from actual or expected sublease agreements as of December 31, 2002. Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed as of December 31, 2002 or are deemed probable of execution during the first half of 2003. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates. During 2002 and 2001, the Company recorded an additional charge of $5.9 million and $4.7 million, respectively, based on revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy. In addition, during the fourth quarter of 2001, the Company decided to utilize two of the facilities in its logistics operations as the Company determined the expected return on operations was greater than the sublease income it could obtain in these two markets. The $2.0 million reserve established for these facilities was reversed.

ASSETS NOT EXPECTED TO BE RECOVERABLE

           During 2000, the Company recorded a charge for assets not expected to be recoverable which primarily consisted of fixed assets at the various locations that are being consolidated under the Plan and will no longer be used in the Company's ongoing operations. In 2001, the Company revised this estimate by $497,000 for assets that were determined to be recoverable since they will continue to be used in operations.

TERMINATION OF JOINT VENTURE/AGENCY AGREEMENTS

           Costs to terminate joint venture/agency agreements represent contractually obligated costs incurred to terminate selected joint venture and agency agreements with certain of the Company's former business partners along with assets that are not expected to be fully recoverable as a result of the Company's decision to terminate these agreements. In conjunction with the Plan, the Company completed the termination of joint venture and agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa in 2001. The joint venture agreements in South Africa and Taiwan were terminated on more favorable terms than originally expected and the related estimate was revised downward by $3.0 million in 2001. In the fourth quarter of 2002, the Company reversed an additional $251,000 of this reserve due to more favorable settlements.

CHARTER LEASE OBLIGATION

           In August 2001, the Company negotiated agreements to reduce its exposure to future losses on leased aircraft. A lease for two of the aircraft was terminated with no financial penalty. The Company subleased five aircraft to a third party at rates below the Company's contractual commitment and recorded a charge of approximately $2.3 million in the third quarter of 2001 for the excess of the Company's commitment over the sublease income through the end of the lease term.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 5 - PROPERTY AND EQUIPMENT

           Property and equipment consist of the following at December 31:


                                                     ESTIMATED
                                                    USEFUL LIVES           2002                2001
                                                                     -----------------   ----------------
                                                                               (in thousands)
Land                                                                 $          10,139   $         14,923
Software                                            1 to 5 years                69,950             57,099
Buildings and improvements                         5 to 50 years                91,516             72,807
Equipment and furniture                            3 to 10 years               124,980            119,956
                                                                     -----------------   ----------------
                                                                               296,585            264,785
Less - accumulated depreciation                                                139,182            111,863
                                                                     -----------------   ----------------

                                                                     $         157,403   $        152,922
                                                                     =================   ================


           Depreciation expense for 2002, 2001 and 2000 was $30.4 million, $28.6 million and $25.8 million, respectively.

           The Company is in the process of developing and implementing computer system solutions for its operational, human resources and financial systems. As of December 31, 2002 and 2001, the Company had capitalized approximately $28.7 million and $20.9 million, respectively, related to the development of these systems. These amounts are included in the software amount above and are currently not being depreciated. Once placed into service, depreciation related to the systems will be charged.

           The Company sold the former Circle headquarters facility in December 2001 for $12.3 million and recognized a pretax gain of $1.6 million included as a reduction of other selling, general and administrative expenses in the accompanying consolidated statement of operations.

           In 2002, the Company sold and leased back four terminal and warehouse facilities, three of which were constructed under its master operating synthetic lease agreement. In December 2002, the Company sold land that it held in Miami, Florida and Toronto, Canada to a developer to develop terminal and warehouse facilities under build-to-suit agreements whereby the Company will lease back the buildings upon their completion. In December 2001, the Company sold and leased back its corporate headquarters, terminal and warehouse facilities in Houston and a terminal facility in Denver to an unrelated party. See Note 18 for additional discussion related to the sale-leaseback agreements entered into by the Company.

           In December 2002, the Company was required to pay off the lease balance and related interest of $15.5 million under a synthetic lease agreement entered into during 1998 by Circle. This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York. The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease. As of December 31, 2002, the carrying value of the land and property is included in property and equipment on the consolidated balance sheet and the building is being depreciated over its useful life.


NOTE 6 - ASSETS HELD FOR SALE

           In November 2002, the Company purchased its terminal facility in Hartford, Connecticut. This facility was previously financed under its master synthetic lease agreement that became due in November

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


2002. The Hartford property is expected to be sold to an unrelated investor and leased back by the Company in the first half of 2003. The carrying value of this asset has been classified as assets held for sale on the Company's balance sheet as of December 31, 2002.


NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

           The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002. SFAS 142 requires the suspension of the amortization of goodwill and certain identifiable intangible assets with an indefinite useful life. The Company has suspended its amortization of goodwill and does not have any identifiable intangible assets that have an indefinite useful life.

           Intangible assets subject to amortization are as follows at December 31:


                                              2002                                      2001
                              -----------------------------------        -----------------------------------
                              GROSS CARRYING        ACCUMULATED          GROSS CARRYING        ACCUMULATED
                                   AMOUNT           AMORTIZATION              AMOUNT           AMORTIZATION
                              ---------------     ---------------        ---------------     ---------------
                                                               (in thousands)
Noncompetition agreements     $         1,256     $          (969)       $         1,256     $          (869)
Customer lists                            464                 (88)                    --                  --
                              ---------------     ---------------        ---------------     ---------------
Total                         $         1,720     $        (1,057)       $         1,256     $          (869)
                              ===============     ===============        ===============     ===============



           Aggregate amortization expense for 2002, 2001 and 2000 was $164,000, $417,000 and $339,000, respectively. The following table shows the estimated future amortization expense for the next five years (in thousands).


         YEAR ENDED                                  ESTIMATED
         DECEMBER 31:                              FUTURE EXPENSE
         ------------                              --------------
          2003                                     $         401
          2004                                                92
          2005                                                60
          2006                                                60
          2007                                                50
                                                   -------------
                                                   $         663
                                                   =============


           The implementation of SFAS 141 required any unallocated negative goodwill to be written off immediately. Accordingly, the Company recognized approximately $213,000 of negative goodwill as a cumulative effect of a change in accounting principle in 2002.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


           The following table shows the pro forma effects for 2001 and 2000 had goodwill not been amortized during those years:


                                                              YEAR ENDED DECEMBER 31,
                                                         2001                          2000
                                                   ---------------                ---------------
                                                      (in thousands, except per share amounts)
Net loss, as reported                              $       (40,177)               $          (722)

Amortization of goodwill, net of tax                         2,459                          2,532
                                                   ---------------                ---------------

Pro forma net income (loss)                        $       (37,718)               $         1,810
                                                   ===============                ===============
Earnings (loss) per share:
Basic - as reported                                $         (0.84)               $         (0.02)
Basic - pro forma                                            (0.79)                          0.04
Diluted - as reported                                        (0.84)                         (0.02)
Diluted - pro forma                                          (0.79)                          0.04


           The implementation of SFAS 142 requires that goodwill be tested for impairment using a two-step approach. The first step is used to identify potential impairment by calculating a "fair value" of the reporting unit. The calculated fair value amount in step one is then compared to the carrying amount of the reporting unit including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required. If the estimated fair value is less than the carrying value of the assets, a prescribed step two calculation is required to determine the amount of impairment to be recorded in the Company's statement of operations. The initial impairment recognition, if any, would be accounted for as a cumulative effect of change in an accounting principle.

           A reporting unit is an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. The Company's assessment of reporting units included an analysis of its network of approximately 400 facilities, agents and distribution centers located in over 100 countries on six continents. SFAS 142 required the Company to evaluate how its international units function within its network and how its international management reviews the results of operations. The Company determined that its reporting units for the purpose of SFAS 142 are its geographic divisions which are: North America, Europe and Middle East, South America and Asia and South Pacific.

           The Company performed the step one analysis under SFAS 142 to test for goodwill impairment in the second quarter of 2002 for its initial test and selected October 31, 2002 for its annual test date. The Company's required assessments of goodwill related to each of its reporting units under step one of SFAS 142 did not result in an impairment; therefore step two was not required at either testing dates. The estimated fair value calculated and referred to above is merely an estimate based upon a number of assumptions. The actual fair value of each reporting unit may vary significantly from its estimated fair value.

           The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



                                                                                EUROPE &        ASIA &
                                                   NORTH          SOUTH          MIDDLE          SOUTH        CONSOLI-
                                                  AMERICA        AMERICA          EAST          PACIFIC        DATED
                                                ----------     ----------      ----------     ----------     ----------
                                                                             (in thousands)
Balance at January 1, 2001                      $   49,373     $       35      $    9,929     $   16,917     $   76,254
  Goodwill acquired during the year                  3,503          1,135              --          3,520          8,158
  Amortization expense                              (2,542)           (51)           (638)          (807)        (4,038)
  Effect of exchange rate changes on goodwill         (332)          (223)           (927)             9         (1,473)
                                                ----------     ----------      ----------     ----------     ----------
Balance at December 31, 2001                        50,002            896           8,364         19,639         78,901
  Goodwill acquired during the year                    268            597              --            603          1,468
  Change in accounting for negative goodwill            --             --             213             --            213
  Effect of exchange rate changes on goodwill            5           (109)            873            530          1,299
                                                ----------     ----------      ----------     ----------     ----------
Balance as of December 31, 2002                 $   50,275     $    1,384      $    9,450     $   20,772     $   81,881
                                                ==========     ==========      ==========     ==========     ==========



NOTE  8 - INVESTMENTS IN UNCONSOLIDATED AFFILIATES

           Investments in net assets of unconsolidated affiliated companies were $40.0 million and $46.0 million as of December 31, 2002 and 2001, respectively. This balance primarily consists of a 40% investment in TDS Logistics, Inc.
(TDS), a 5% investment in TDS Europe SA and a 24.5% investment in Miami Air International, Inc. (Miami Air).

TDS

           The investment balance in TDS was $39.9 million and $39.6 million as of December 31, 2002 and 2001, respectively, and includes the excess of purchase price over net assets of $24.1 million as of December 31, 2002 and 2001. The investment balance at December 31, 2001 included the Company's 5% investment in TDS Europe SA. In May 2002, the Company sold its 5% interest in TDS Europe SA for $385,000 and recognized a gain of $402,000. Summarized results of operations and financial position of TDS are as follows:

         Condensed consolidated statement of operations information for the years ended December 31:


                                                                 2002              2001              2000
                                                             ------------      ------------      ------------
                                                                             (in thousands)
Revenues                                                     $    196,929      $    100,690      $     82,244
Operating income (loss)                                            17,330            (7,736)            6,624
Net income (loss)                                                     696            (4,413)            6,115

EGL 40% equity interest in TDS earnings (loss)                        278            (1,765)            2,446
Amortization of investment premium and other adjustments               --            (1,004)             (760)
                                                             ------------      ------------      ------------
Amount included in EGL nonoperating income (expense)         $        278      $     (2,769)     $      1,686
                                                             ============      ============      ============


         Condensed balance sheet information at December 31:


                               2002             2001
                           ------------     ------------
                                  (in thousands)
Current assets             $     44,824     $     40,539
Noncurrent assets                66,136           63,377
Current liabilities              41,852           50,908
Noncurrent liabilities           29,952           14,998
Minority interest                   163              163
Stockholders' equity             38,993           37,847

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



MIAMI AIR

           In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air, a privately held domestic and international passenger charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash. The Company's primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity. The Company's Chairman and President and a member of EGL's board of directors also purchased 19.2% and 6.0% of Miami Air, respectively. See Note 19 for additional information related to Miami Air.

           The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air informed EGL that the amount due Miami Air's bank (which is secured by seven 727 planes) was significantly higher than the market value of those planes. In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank and lessors to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes. Miami Air had informed the Company that its creditors had indicated a willingness to make concessions. In May 2002, the Company was informed that Miami Air's creditors were no longer willing to make concessions and that negotiations with creditors had reached an impasse and no agreement appeared feasible. As such, in the first quarter of 2002, the Company recognized an other than temporary impairment of the entire $6.7 million carrying value of its common stock investment in Miami Air, which included a $509,000 increase in value attributable to EGL's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, the Company recorded an accrual of $1.3 million for its estimated exposure on the outstanding funded debt and letters of credit supported by the $7 million (subsequently reduced to $3 million in January 2003) standby letter of credit. During the third quarter of 2002, Miami Air informed the Company that certain of its creditors had, in fact, made certain concessions. The Company has not adjusted its accrual, and there can be no assurance that the ultimate loss, if any, will not exceed such estimate requiring an additional charge. The investment balance in Miami Air was $6.1 million as of December 31, 2001 and included the excess of purchase price over net assets of $5.2 million. Summarized results of operations and financial position of Miami Air are as follows:

           Condensed statement of operations information for the years ended December 31, 2002 and December 31, 2001, and for the period from July 2000 (date of EGL investment) to December 31, 2000:


                                                                 2002              2001              2000
                                                             ------------      ------------      ------------
                                                                              (in thousands)
Revenues                                                     $     94,992      $    113,937      $     51,471
Operating income (loss)                                             3,227            (4,580)              (95)
Loss before change in accounting priniciple                       (16,226)           (7,380)             (766)
Cumulative effect of change in accounting priniciple                   --             8,667                --
Net income (loss)                                                 (16,226)            1,287              (766)

Impairment and letter of credit accrual                      $     (8,254)     $         --      $         --
EGL 24.5% equity interest in Miami Air earnings (loss)                509               315              (187)
Amortization of investment premium and other adjustments               --              (292)               --
                                                             ------------      ------------      ------------
Amount included in EGL nonoperating income (expense)         $     (7,745)     $         23      $       (187)
                                                             ============      ============      ============

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



           Condensed balance sheet information at December 31:


                                       2002              2001
                                   ------------      ------------
                                          (in thousands)
Current assets                     $     14,295      $     10,676
Noncurrent assets                         5,354            33,453
Current liabilities                      17,068            19,660
Noncurrent liabilities                   13,908            20,569
Stockholder's equity (deficit)          (11,327)            3,899


NOTE 9 - NOTES PAYABLE

         Notes payable consist of the following amounts as of December 31:

                                       2002             2001
                                   ------------     ------------
                                          (in thousands)

Convertible subordinated notes     $    100,000     $    100,000
Notes payable                             9,632           11,724
                                   ------------     ------------
                                        109,632          111,724
Less - current portion                    5,639            7,950
                                   ------------     ------------

Long-term notes payable            $    103,993     $    103,774
                                   ============     ============

           Future scheduled principal payments on debt are as follows (in thousands):


2003                                                $      5,639
2004                                                       1,406
2005                                                         614
2006                                                     100,571
2007 and beyond                                            1,402
                                                    ------------

        Total                                       $    109,632
                                                    ============

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

           The notes are convertible at any time four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact the Company's diluted earnings per share calculation in future periods by approximately 5.7 million shares. At December 31, 2002 and 2001, the fair value of these notes was $110.9 million and $80.0 million.

           The Company may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date. Upon a change in control as defined in the indenture agreement, a noteholder may require the Company to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



           The notes are general unsecured obligations of the Company. The notes are subordinated in right of payment to all of the Company's existing and future senior indebtedness as defined in the indenture agreement. The Company and its subsidiaries are not prohibited from incurring senior indebtedness or other debt under the indenture agreement. The notes impose some restrictions on mergers and sales of substantially all of the Company's assets.

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

           Effective December 20, 2001, the Company amended and restated the Credit Facility. The amended and restated credit facility (Restated Credit Facility), which was last amended effective as of October 14, 2002, is with a syndicate of three financial institutions, with the Bank as collateral and administrative agent for the lenders, and matures on December 20, 2004. The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

         o $75 million, which increases to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to other financial institutions, or

         o        an amount equal to:

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

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




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

           The Restated Credit Facility includes a $50 million letter of credit subfacility. The Company had $31.4 million and $17.3 million in standby letters of credit outstanding as of December 31, 2002, and 2001, respectively, under this facility. The collateral value associated with the revolving line of credit at December 31, 2002 was $180.7 million. No amounts were outstanding under the revolving line of credit as of December 31, 2002. Therefore, the Company had available, unused borrowing capacity of $43.6 million and $57.7 million as of December 31, 2002 and 2001, respectively.

           For each tranche of principal borrowed under the revolving line of credit, the Company may elect an interest rate of either LIBOR plus an applicable margin of 2.00% to 2.75%, that varies based upon availability under the line, or the prime rate announced by the Bank, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.

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

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001




OTHER BANK LINES OF CREDIT

           The Company maintained a $10 million bank line of credit, in addition to the $50 million sublimit under the Restated Credit Facility, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations. At December 31, 2001, the Company was contingently liable for approximately $6.7 million, under outstanding letters of credit and guarantees related to its $10 million line of credit. At June 30, 2002, this bank line of credit expired. The Company did not renew this line of credit, and the Company's foreign operations replaced the previous outstanding letters of credit with other working capital lines of credit and other types of guarantees. Additionally, notes payable includes a mortgage for one of the Company's facilities in Chile.

INTEREST RATE SWAP AGREEMENT

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

           In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from these notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualifies for cash flow hedge accounting and has been undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001, was $2.0 million and is being amortized to interest expense over the remaining life of the swap agreement. Subsequent changes in the fair value of the swap agreement are recorded in interest expense. During 2002, the Company recorded $2.2 million net interest expense, which includes $220,000 relating to amortization of deferred loss and changes in the fair value of the swap agreement.


NOTE 10 - GUARANTEES

           At December 31, 2002, the Company had guaranteed certain financial liabilities, the majority of which relate to the Company's freight forwarding operations. The Company, in the normal course of business is required to guarantee certain amounts related to customs bonds and services received from airlines. These types of guarantees are usual and customary in the freight forwarding industry and include IATA (International Air Transport Association) guarantees together with customs bonds. The Company operates as a customs broker and prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, in many cases facilitates the payment of import duties on behalf of the importer, arranges for payment of collect freight charges and assists the importer in obtaining the most advantageous commodity classifications and in qualifying for duty drawback refunds. The Company also arranges for surety bonds for importers as part of our customs brokerage activities.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



           The Company secures guarantees primarily by three methods: a $50 million letter of credit subfacility discussed in Note 9, surety bonds and security time deposits which are restricted as to withdrawal for a specified timeframe and are classified on the Company's balance sheet in restricted cash (see Note 1).

           The total guarantees for IATA related guarantees and customs bonds as of December 31, 2002 were approximately $46.1 million with $16.6 million outstanding at December 31, 2002 to facilitate the movement and clearance of freight.

           The Company guarantees other working capital credit lines and guarantees in the normal course of business. These lines of credit include but are not limited to guarantees associated with insurance requirements and certain taxing authorities. Generally, guarantees have a one-year term and are renewed annually. EGL, Inc. guarantees up to approximately $30.0 million of such working capital lines of credit and surety bonds; however, as of December 31, 2002, the amount of the maximum potential payment is $18.6 million. These guarantees are associated with outstanding liabilities which are reflected in the Company's consolidated financial statements.

           Additionally, at December 31, 2002 the Company had guaranteed certain other financial liabilities related to unconsolidated affiliates and joint venture investments.

           In connection with its equity investment in Miami Air, the Company caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments made by the Company in respect of the letter of credit. As of December 31, 2002, Miami Air had no funded debt under the line of credit that is supported by the $7 million standby letter of credit. Additionally, as of December 31, 2002, Miami Air had outstanding $2.2 million in letters of credit and surety bonds that were supported by the standby letter of credit. Payment by the Company would be required upon default by Miami Air. The maximum potential amount of future payments which the Company could be required to make under this guarantee at December 31, 2002 is $7.0 million. This letter of credit was reduced to $3.0 million in January 2003.

           The Company is a guarantor on a revolving line of credit with respect to another of the Company's unconsolidated affiliates. The outstanding balance owed by the unconsolidated affiliate was $60,000 as of December 31, 2002 and the maximum exposure to the Company under this guarantee is $300,000.

           In connection with two of the Company's 51% owned subsidiaries, the Company has guaranteed 100% of the working capital line of credit and other various operational guarantees of each of these joint ventures. As of December 31, 2002, the maximum amount of these guarantees was $3.0 million with $2.7 million drawn against these obligations at December 31, 2002.

           The Company is a guarantor for 40% of outstanding amounts on a $5.0 million revolving line of credit for one of the Company's unconsolidated affiliates. The unconsolidated affiliate's outstanding balance was approximately $1.9 million at December 31, 2002; therefore, the amount of the Company's guarantee was approximately $752,000. The future maximum exposure to the Company under this guarantee is $2.0 million.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 11 - INCOME TAXES

           Sources of pretax income (loss) are summarized as follows for the years ended December 31:



                        2002              2001              2000
                   ------------      ------------      ------------
                                    (in thousands)
Domestic           $    (10,543)     $    (90,125)     $    (20,804)
Foreign                  25,659            24,114            33,245
                   ------------      ------------      ------------

        Total      $     15,116      $    (66,011)     $     12,441
                   ============      ============      ============




           Provision (benefit) for income taxes includes the following for the years ended December 31:


                                               2002              2001              2000
                                           ------------      ------------      ------------
                                                            (in thousands)
Current income tax expense (benefit):
    U.S. Federal                           $     (4,460)     $    (18,592)     $     10,612
    U.S. State                                     (532)           (3,826)            1,488
    Foreign                                       9,509             7,479            12,340
                                           ------------      ------------      ------------
                                                  4,517           (14,939)           24,440
Deferred income tax expense (benefit):
    U.S. Federal                                  1,784            (9,924)           (9,689)
    U.S. State                                      307              (904)           (1,284)
    Foreign                                        (713)              (67)             (304)
                                           ------------      ------------      ------------
                                                  1,378           (10,895)          (11,277)
                                           ------------      ------------      ------------

        Total provision (benefit)          $      5,895      $    (25,834)     $     13,163
                                           ============      ============      ============


           Taxes on income were different than the amount computed by applying the statutory income tax rate. Such differences are summarized as follows for the years ended December 31:


                                               2002              2001              2000
                                           ------------      ------------      ------------
                                                            (in thousands)
Tax computed at statutory rate             $      5,291      $    (23,104)     $      4,354
Increases (decreases) resulting from:
    Foreign taxes                                  (184)              601               275
    Nondeductible merger related costs               --                --             5,015
    Other nondeductible items                       658               559             1,481
    State taxes on income, net of
      federal income tax effect                    (146)           (3,075)              511
    Other                                           276              (815)            1,527
                                           ------------      ------------      ------------

        Total provision (benefit)          $      5,895      $    (25,834)     $     13,163
                                           ============      ============      ============

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001





           Significant components of the Company's net deferred tax assets are as follows at December 31:


                                                                     2002                                 2001
                                                         ------------------------------      ------------------------------
                                                                 DEFERRED TAX                        DEFERRED TAX
                                                         ------------------------------      ------------------------------
                                                            ASSETS          LIABILITIES         ASSETS         LIABILITIES
                                                         ------------      ------------      ------------      ------------
                                                                                   (in thousands)
Undistributed earnings of foreign subsidiaries
    and equity affiliates                                $         --      $    (12,564)     $         --      $    (14,704)
Depreciation and amortization                                      --            (9,614)               --            (4,451)
Foreign tax credits                                             9,102                --             9,180                --
Federal alternative minimum tax credits                           322                --               200                --
State net operating losses                                      5,327                --             6,113                --
Bad debts                                                       3,094                --             1,385                --
Accrued liabilities                                            13,986                --            13,536                --
Other                                                           1,879            (3,697)              229            (2,276)
                                                         ------------      ------------      ------------      ------------

    Gross deferred tax assets (liabilities)                    33,710           (25,875)           30,643           (21,431)

Reclassification, principally netting by tax
    jurisdiction                                              (22,155)           22,155           (13,626)           13,626
                                                         ------------      ------------      ------------      ------------

    Net total deferred tax assets (liabilities)                11,555            (3,720)           17,017            (7,805)
    Net current deferred tax assets                             6,228                --             8,762                --
                                                         ------------      ------------      ------------      ------------

    Net noncurrent deferred tax assets (liabilities)     $      5,327      $     (3,720)     $      8,255      $     (7,805)
                                                         ============      ============      ============      ============


         Taxes on income include deferred income taxes on undistributed earnings (not considered permanently reinvested) of consolidated foreign subsidiaries, net of applicable foreign tax credits. The Company does not provide for United States income taxes on certain specific foreign subsidiaries' undistributed earnings intended to be permanently reinvested in foreign operations. At December 31, 2002, cumulative earnings of consolidated foreign subsidiaries designated as permanently reinvested were approximately $21.5 million for which the related federal tax impact would approximate $5.6 million.

         The Company also has generated excess foreign tax credits of approximately $9.1 million that expire in 2003, 2004, 2005 and 2006. There is no assurance the Company will generate sufficient taxable income in the appropriate jurisdictions to fully utilize such carry-forwards and credits.

         As a result of stock option exercises for the years ended December 31, 2002, 2001 and 2000 of non-qualified stock options to purchase an aggregate of 72,000, 528,000 and 1.2 million shares of common stock, respectively, the Company is entitled to a federal income tax deduction of approximately $539,000, $7.8 million and $17.0 million, respectively, with a related reduction in its tax obligations of approximately $198,000, $3.0 million and $5.0 million, respectively. Accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable. Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001



NOTE 12 - STOCKHOLDERS' EQUITY

         In August 2002, the Company's Board of Directors authorized the repurchase and retirement of up to $15.0 million in value of its outstanding common stock. As of December 31, 2002, the Company had repurchased and retired 920,200 shares for a total of $10.0 million under this authorization, which expired on December 8, 2002.

         During the year ended December 31, 2000, the Board of Directors authorized a repurchase of up to 3.0 million shares under which the Company purchased 450,000 shares of common stock for $10.5 million. The Company terminated this authorization on July 2, 2000. During 2002, 2001 and 2000, 89,000, 266,000 and 80,000 shares, respectively, were reissued to satisfy, or help offset increases in shares resulting from purchases under the Company's Employee Stock Purchase Plan (Note 13), payment of additional consideration for previous acquisitions (Note 3) and restricted stock awards. As of December 31, 2002 and 2001, 1.0 million and 1.1 million shares, respectively, were held in treasury. The Company accounts for treasury stock using the cost method.

         In January 2000, the Company agreed to issue 45,000 shares of restricted common stock to an employee. The Company recorded these shares as unearned compensation of $1.9 million at the date of the award based on the quoted fair market value of the shares at the time the award was granted. This amount is being amortized over the three-year vesting period of the award. As of December 31, 2002, all shares under this award were vested.

         Prior to the merger, as discussed in Note 3, Circle historically paid cash dividends of $0.27 per common share with cash dividends of $0.135 per share declared on a semi-annual basis in June and December of each year. In June 2000, Circle declared an additional cash dividend of $0.135 per share totaling $2.4 million, which was paid in September 2000. Since the completion of the merger, the Company has not declared any additional dividends and is restricted from doing so under its credit agreement.

         On May 23, 2001, the Company's Board of Directors declared a dividend of one right to purchase preferred stock (Right) for each outstanding share of the Company's common stock to shareholders of record at the close of business on June 4, 2001. Each right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $120 per fractional share, subject to adjustment. The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of the Company's common stock (thereby becoming an "Acquiring Person") or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the "Distribution Date"). James R. Crane, Chairman of the Board, President and Chief Executive Officer of EGL, will not become an Acquiring Person unless and until he and his affiliates become the beneficial owner of 49% or more of the Common Stock. Rights will be issued with all shares of the Company's common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company's common stock and will be transferable only with our common stock. Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights' then current exercise price, shares of the Company's common stock having a market value of two times the exercise price of the Right. If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction. At any time until ten days after a public announcement that the rights have been triggered, the Company will generally

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


be entitled to redeem the Rights for $.01 and to amend the rights in any manner other than to change the redemption price. Certain subsequent amendments are also permitted. The Rights expire on June 4, 2011.


NOTE 13 - EMPLOYEE BENEFIT AND STOCK OPTION PLANS

DEFINED CONTRIBUTION PLAN

           The Company maintains the EGL, Inc. 401(k) Plan (the EGL Plan) pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States. Each participant vests in the Company's contribution over the course of five years at a vesting rate of 20% per year. During the years ended December 31, 2002, 2001 and 2000 the Company recorded charges of $1.0 million, $1.0 million and $4.0 million, respectively, related to discretionary contributions to this plan.

           Prior to the Circle merger, as discussed in Note 3, Circle maintained the Circle International Group Savings Plan and Trust (the Circle Plan). Effective January 1, 2001, participants under the Circle Plan became eligible to participate in the EGL Plan.

DEFINED BENEFIT PLANS

           Certain of our international subsidiaries sponsor defined benefit pension plans covering most full-time employees. Benefits are based on the employee's years of service and compensation. The Company's plans are funded in conformity with the funding requirements of applicable government regulations of the country in which the plans are located. These foreign plans are not subject to the United States Employee Retirement Income Security Act of 1974. The Company's obligation related to these plans at December 31, 2002 and 2001 was approximately $23.0 million and $18.0 million, respectively. The yearly costs associated with these plans are approximately $2.5 million to $3.0 million each year.

STOCK PURCHASE PLANS

           In 1999, the Company initiated an employee stock purchase plan in order to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company's common stock through payroll deductions. Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company's employees to purchase common stock at 85% of quoted fair market value. Under this plan, 550,000 shares are authorized for purchase. During 2002, 2001 and 2000, 50,000, 70,000 and 52,000 shares of common stock were purchased under this plan at an average price of $12.09, $17.65 and $25.12 per share, respectively.

STOCK OPTION PLANS

           The Company has six option plans whereby certain officers, directors, and employees may be granted options, appreciation rights or awards related to the Company's common stock.

           Circle Stock Option Plan

           The 1982 Stock Option Plan, 1990 Stock Option Plan, 1994 Omnibus Equity Incentive Plan and the 1999 Stock Option Plan were plans created by Circle prior to the merger with EGL. Options

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


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

           Additional awards may be granted under the Long-Term Incentive Plan in the form of cash, stock, or stock appreciation rights. The stock appreciation right awards may consist of the right to receive payment in cash or common stock. Any such award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives. There have been no awards issued of this kind under the Long-Term Incentive Plan.

           EGL Director Plan

           The Director Plan provides for automatic stock option grants to non-employee directors at the time they join the Board and annually thereafter. These grants vest within one year from the date of grant and terminate ten years from date of grant. The plan was authorized for a maximum of 300,000 shares.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


           Transaction Summary

           A summary of stock option transactions for each of the three years ended December 31, 2002 is as follows (in thousands, except option price):


                                                     WEIGHTED-AVERAGE
                                        OPTIONS        OPTION PRICE
                                     ------------    ----------------


Outstanding at January 1, 2000              6,099      $      17.77

    Granted                                 1,975             24.75
    Exercised                              (1,162)            16.57
    Cancelled                                (875)            21.59
                                     ------------

Outstanding at December 31, 2000            6,037             20.45

    Granted                                   839              9.23
    Exercised                                (528)             6.55
    Cancelled                                (487)            23.09
                                     ------------

Outstanding at December 31, 2001            5,861             20.05

    Granted                                   539             11.80
    Exercised                                 (72)             6.81
    Cancelled                                (627)            21.70
                                     ------------

Outstanding at December 31, 2002            5,701             19.34
                                     ============


           Options vested at December 31, 2002, 2001 and 2000 totaled 3.5 million shares, 2.8 million shares and 2.5 million shares, respectively.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


           The following table summarizes information about stock options outstanding at December 31, 2002 (in thousands, except option price and average remaining life):



                                     OUTSTANDING                                EXERCISABLE
                    ----------------------------------------------     -----------------------------
                                       AVERAGE          WEIGHTED                          WEIGHTED
RANGE OF                              REMAINING         AVERAGE                           AVERAGE
EXERCISE PRICES        NUMBER       LIFE IN YEARS        PRICE            NUMBER           PRICE
---------------     ------------    -------------     ------------     ------------     ------------

$8.09 - $15.00             1,389             5.33     $      10.20              351     $      10.12
$15.08 - $19.42            2,029             3.19            18.75            1,709            18.70
$19.83 - $25.06            1,702             4.71            24.08              987            23.70
$25.13 - $33.81              581             3.85            29.29              414            28.53
                    ------------     ------------     ------------     ------------     ------------

$8.09 - $33.81             5,701             3.85     $      19.34            3,461     $      20.43
                    ============     ============     ============     ============     ============


           As discussed in Note 1, the Company applies the intrinsic value method to account for its stock option plans. No compensation cost has been recognized for these plans. The weighted-average fair values of options granted during 2002, 2001 and 2000 were $5.97, $5.85 and $13.26, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with the following weighted average assumptions used for grants:



                                                YEAR ENDED DECEMBER 31,
                                        2002              2001              2000
                                    ------------      ------------      ------------

Expected volatility                        51.09%            59.00%            55.00%
Risk-free interest rate                     3.70%             4.40%             6.08%
Dividend yield                              0.00%             0.00%             0.19%
Expected life of option (years)             4.56              4.85              4.80


NOTE 14 - JET FUEL SWAP AGREEMENT

         In conjunction with its aircraft charter agreements, the Company is obligated to pay current market prices for jet fuel. During November 2002, the Company entered into a jet fuel swap agreement. The purpose of this agreement is to hedge the Company's exposure to volatility in market prices for jet fuel. The swap agreement has a term of one year and expires in December 2003. On a monthly basis, the Company pays a fixed rate of approximately $0.68 per gallon for 400,000 gallons of jet fuel and receives a payment equal to the monthly average commodity price for the same amount of jet fuel. The fair market value of this swap agreement at December 31, 2002 was approximately $421,000.

         The Company has designated this swap as a cash flow hedge under the provisions SFAS 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133)." The Company has complied with the provisions of SFAS 133 regarding timely documentation of the hedge and preparation of the necessary effectiveness test. The Company expects that this hedge will be highly effective in offsetting its exposure to future changes in market prices of jet fuel. Under SFAS 133, the Company has

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


reflected the fair market value of this swap agreement on its balance sheet at the inception of the hedge and on a quarterly basis will adjust the value of the swap to fair market value and perform additional prospective and retroactive effectiveness tests.


NOTE 15 - NONOPERATING INCOME (EXPENSE), NET

           Nonoperating income (expense), net, consists of the following for the years ended December 31:


                                                          2002              2001              2000
                                                      ------------      ------------      ------------
                                                                       (in thousands)
Interest income                                       $      2,130      $      2,651      $      3,427
Interest expense                                            (9,207)          (10,543)           (5,197)
Income (loss) from unconsolidated affiliates, net           (7,467)           (3,145)            1,599
Rental income                                                   63               492               685
Gains (losses) on sales of securities                          (54)            2,303                --
Minority interests                                          (1,006)           (1,161)           (1,654)
Foreign exchange gains (losses), net                           366                55             2,801
Other                                                          619               906               888
                                                      ------------      ------------      ------------

        Total                                         $    (14,556)     $     (8,442)     $      2,549
                                                      ============      ============      ============



           The Company held in a trust, equity securities of Equant N.V., an international data network service provider. These shares became marketable in the second quarter of 2001 and a gain of $2.3 million was recognized. The shares were then exchanged for payment of a portion of the Company's liability with its international data network service provider.


NOTE 16 - EEOC LEGAL SETTLEMENT

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

           On May 12, 2000, four individuals filed suit against EGL alleging gender, race and national origin discrimination, as well as sexual harassment. This lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, Pennsylvania. The EEOC was not initially a party to the Philadelphia litigation. In July 2000, four additional individual plaintiffs were allowed to join the Philadelphia litigation. The Company filed an Answer in the Philadelphia case and extensive discovery was conducted. The individual plaintiffs sought to certify a class of approximately 1,000 current and former EGL employees and applicants. The plaintiffs' initial motion for class certification was denied in November 2000.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

         On October 2, 2001, the EEOC and EGL announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge mentioned above. Under the Consent Decree, EGL has agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination. The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, EGL agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund). This Program will provide training and educational opportunities for women and minorities already employed at EGL and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, EGL has not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 into the leadership development program described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th and October 5th) which will occur immediately after the effective date of the Consent Decree. The Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of December 31, 2002, the Company had funded $2.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying consolidated balance sheet. Total related accrued liabilities included in the accompanying consolidated balance sheet at December 31, 2002 and 2001 were $13.0 million and $14.3 million, respectively.

         Of the eight named Plaintiffs, one has accepted a settlement of her claims against the Company. The remaining individuals who were named Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree. The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify. Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

itself against their allegations. The Company currently expects to prevail in its defense of any remaining individual claims. There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.


NOTE 17 - COMMITMENTS AND CONTINGENCIES


LEASES

         The Company has a number of operating lease agreements, principally for freight operation facilities and office space. These leases are non-cancelable and expire on various dates through 2025. The following is a summary of future minimum payment obligations under non-cancelable leases with remaining lease terms in excess of one year as of December 31, 2002 (in thousands):

                                                             CAPITAL      OPERATING
                                                              LEASES        LEASES
                                                            ---------     ---------
2003 ...................................................    $      97     $  68,862
2004 ...................................................          102        68,943
2005 ...................................................          113        61,033
2006 ...................................................           --        51,484
2007 and thereafter ....................................           --       338,386
                                                            ---------     ---------
  Total future minimum lease payments ..................          312     $ 588,708
                                                                          =========
Less - amounts representing interest ...................          (60)
                                                            ---------
Present value of net minimum lease payments ............          252
Less - current obligations .............................          (87)
                                                            ---------
Noncurrent obligations .................................    $     163
                                                            =========


         Included in the above summary of minimum future lease payment obligations are leases on freight operations facilities and office space. The obligations related to approximately 80 of these facilities has been accrued in the Company's merger restructuring and integration reserve as of December 31, 2002 and 2001. As of December 31, 2002, 26 of these leases with an aggregate remaining lease liability of $29.6 million have been subleased to third parties with aggregate future sublease payments due to the Company under these agreements of $18.1 million.

         Rent expense under non-cancelable operating leases was $68.2 million, $63.4 million and $40.6 million for the years ended December 31, 2002, 2001 and 2000, respectively, which is net of sublease income of $3.8 million, $1.2 million and $700,000, respectively.

AGREEMENTS WITH CHARTER AIRLINES

           The Company leases cargo aircraft for utilization in its domestic and international heavy-cargo, overnight air network based on actual utilization with no monthly minimum usage. These agreements are cancelable with a 30-day notice;

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


therefore, as of December 31, 2002, the Company was not obligated under any long-term lease agreements. Total lease expense for these aircraft recognized by the Company in its statement of operations for 2002 and 2001 approximated $12.8 million and $58.7 million, respectively.

LITIGATION

         In addition to the EEOC matter (Note 16), the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company's insurance carriers. The Company has established accruals for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE 18 - OFF BALANCE SHEET FINANCING

SYNTHETIC LEASE AGREEMENTS

         Entering 2002, EGL was the lessee in two synthetic lease agreements with special purpose entities. Both of these lease agreements were terminated during 2002 as a result of the expiration of the original lease terms as further discussed below.

         In November 2002, the Company's $20 million master operating synthetic lease agreement expired. This lease facility financed the acquisition, construction and development of five terminal and warehouse facilities throughout the United States. Upon termination of this agreement, the Company purchased the five properties leased under this agreement for $14.1 million which was the amount of the outstanding lease balance at the time of termination. Three of these terminal facilities were then sold and leased back from an unrelated party in the fourth quarter of 2002 as discussed below. A sale-leaseback transaction for a fourth terminal facility is expected to be completed in the first half of 2003 and its cost basis is included in assets held for sale on the consolidated balance sheet as of December 31, 2002. The remaining terminal facility, with a book value of approximately $3.4 million, was retained by the Company and is leased to an unrelated party under a lease to purchase agreement that requires the lessor to purchase the property by October 2005.

         In December 2002, the Company was required to pay the lease balance and related interest of $15.5 million under a second synthetic lease agreement entered into during 1998 by Circle. This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York. The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease. As of December 31, 2002, the carrying value of the land and property is included in property and equipment on the consolidated balance sheet and the building is being depreciated over its useful life.

         As a result of the above two lease expirations, the Company is no longer a party to any lease agreements with special purpose entities as of December 31, 2002.

SALE - LEASEBACK AGREEMENTS

         In the fourth quarter of 2002, the Company completed transactions to sell three of its terminal and warehouse facilities located in Grapevine, Texas, Austin, Texas and South Bend, Indiana to an unrelated party for $14.1 million, net of related closing costs. One of the Company's subsidiaries then leased these

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

properties for a term of 11 years, with options to extend the initial term for up to 20 years. Under the terms of the lease agreements, the monthly lease payments average approximately $141,000 in total for these facilities. These facilities were constructed under our master operating synthetic lease agreement, which became due in November 2002. The sale-leaseback transactions were completed in conjunction with paying the master operating synthetic lease balance for two of the facilities. The third facility was completed in December 2002. The lease payment for these facilities and related closing costs was $10.5 million resulting in a gain of $3.6 million on the sale of the properties. The gain was deferred and is being recognized over the term of the lease agreements.

         In December 2002, EGL entered into agreements to sell land in Miami, Florida and Toronto, Canada to developers who will build-to-suit terminal warehouse facilities and lease them back to the Company upon completion of the facilities. The purchase price of the Miami land was $9.8 million, which equaled its carrying value. The Miami land was originally purchased by the Company from James R. Crane, President and Chief Executive Officer of EGL (see Note 19). The purchase price of the Toronto land was $4.8 million and the carrying value was $4.4 million resulting in a gain of $358,000, which has been deferred as of December 31, 2002 and will be recognized over the term of the lease agreement. In the third quarter of 2002, the Company recorded an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for the proposed Toronto building. The Miami facility is estimated to be complete in November 2003. The terms of the Miami lease agreement include average monthly lease payments of $196,000 for 125 months with options to extend the initial term for up to an additional 120 months commencing with the month of completion. The Toronto facility is estimated to be complete in December 2003. The terms of the Toronto lease agreement include average monthly lease payments of approximately $110,000 for 185 months with options to extend the initial term for up to an additional 120 months commencing with the month of completion.

         On March 31, 2002, the Company entered into a transaction whereby the Company sold its San Antonio, Texas property with a net book value of $2.5 million to an unrelated party for $2.5 million, net of closing costs. One of the Company's subsidiaries subsequently leased the property for a term of 10 years, with options to extend the initial term for up to 23 years. Under the terms of the lease agreement, the quarterly lease payment is approximately $85,000, which amount is subject to escalation after the first year based on increases in the Consumer Price Index. A loss of $42,000 on the sale of this property was recognized in the first quarter of 2002.

         On December 31, 2001, the Company terminated an operating lease agreement relating to its corporate headquarters facility in Houston, Texas and purchased the property covered by this agreement for $8.1 million. In connection with the termination of the lease agreement and the purchase of the property, the Company entered into a transaction whereby it sold this property and certain other properties in Houston and Denver owned by the Company with a net book value of $17.2 million to an unrelated party for $18.6 million, net of closing costs of $771,000. Mr. Crane also conveyed his ownership in a building adjacent to the Houston facility directly to the buyer and received $5.8 million in proceeds. Mr. Crane's investment in the building was approximately $5.8 million. One of the Company's subsidiaries then leased these properties for a term of 16 years, with options to extend the initial term for up to 15 years. Under the terms of the new lease agreement, the quarterly lease payment is approximately $865,000, which amount is subject to escalation after the first two years based on increases in the Consumer Price Index. A gain of $641,000 on the sale of the properties was deferred and is being recognized over the term of the lease agreement.

         The future lease payments for each of these transactions are included in the table of future minimum lease payments in Note 17.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 19 - RELATED PARTY TRANSACTIONS

INVESTMENT IN MIAMI AIR INTERNATIONAL, INC.

         In connection with the Miami Air investment (see Note 8), Miami Air and the Company entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term. There were previously four aircraft subject to the aircraft charter agreement. During 2002, 2001 and 2000, the Company paid Miami Air approximately $6.1 million, $11.8 million and $1.4 million, respectively, under the aircraft charter agreement for use of 727 cargo airplanes under an aircraft, crew, maintenance and insurance, or ACMI arrangement. The payments were based on market rates in effect at the time the lease was entered into. In late February 2002, EGL and Miami Air mutually agreed to ground one of these aircraft because of the need for maintenance on that plane. In May 2002, the Company and Miami Air mutually agreed to cancel the aircraft charter agreement for the three planes and paid $450,000 for services rendered in May 2002 and aircraft repositioning costs. There were no unpaid balances to Miami Air at December 31, 2002.

         Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane and Frank J. Hevrdejs (a director of the Company) are obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. The Company and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. As of December 31, 2002, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano, the Company's Chief Financial Officer, and three others. The Series A preferred stock was issued in December 2002, when all investors except one were called upon by the Board of Directors of Miami Air to purchase their preferred shares. The Series A preferred stock (1) is not convertible, (2) has a 15.0% annual dividend rate and (3) is subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events. The original charter transactions between Miami Air and the Company were negotiated with Miami Air's management at arms length at the time of the Company's original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with the Company's directors in other business transactions unrelated to Miami Air.

         The Company caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. This letter of credit was reduced to $3.0 million in January 2003 (see Note 10).

MIAMI LAND PURCHASE

         Currently, the Company's operations in Miami, Florida are located in three different facilities. In order to increase operational efficiencies, the Company acquired land to be used as the site for a new facility to consolidate its Miami operations. The land was acquired on August 30, 2002 from a related party entity controlled by James R. Crane for $9.8 million in cash, including the Company's acquisition costs of $131,000. This parcel of land had been previously identified by EGL as the most advantageous property on which to consolidate its Miami operations. EGL entered into negotiations on the land and reached agreement with the seller on terms. However, given the downturn in the economy and the Company's weakening financial condition at that point in time, EGL elected to delay purchasing this

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


property until its financial condition improved. On July 10, 2001, Mr. Crane purchased the land in anticipation of reselling the land to EGL. The purchase price represented the lower of current market value, based on an independent appraisal, or Mr. Crane's purchase price plus carrying costs for the land. The Company's Audit Committee, consisting of five independent directors, engaged in an analysis and discussion regarding whether it was in the best interest of the Company to enter into a purchase agreement to purchase this particular tract of land from Mr. Crane. The Audit Committee analysis included, but was not limited to, obtaining an independent appraisal of the land, reviewing a comparative properties analysis performed by an outside independent real estate company and performing a cost benefit analysis for several different alternatives. Based upon the data obtained from the analysis, the Audit Committee determined the best alternative for the Company, in its opinion, was for the Company to purchase the property from Mr. Crane. The Audit Committee then made a recommendation to the Company's Board of Directors, which includes six independent directors, to purchase this land at Mr. Crane's purchase price plus carrying costs, which was lower than the current market value. In August 2002, the purchase was approved unanimously by the Company's Board of Directors, with Mr. Crane abstaining from the vote.

SOURCE ONE SPARES

         In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease which terminated in 2002. The customer is partially owned by Mr. Crane. Rental income was approximately $30,000, $105,000 and $685,000 for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, the Company billed this customer approximately $133,000, $511,000 and $515,000 for freight forwarding services during the years ended December 31, 2002, 2001 and 2000, respectively.

AIRCRAFT USAGE PAYMENTS

         In conjunction with its business activities, the Company periodically utilizes aircraft owned by entities that are controlled by Mr. Crane. Prior to November 1, 2000, the Company was charged for its actual usage on an hourly basis. Total amounts paid by the Company under this arrangement for the ten-month period ended October 31, 2000 was approximately $1.4 million. On October 30, 2000, the Company's Board of Directors approved a change in this arrangement whereby the Company would reimburse Mr. Crane for the $112,000 monthly lease obligation on this aircraft and the Company would bill Mr. Crane for any use of this aircraft unrelated to the Company's business on an hourly basis. During the period from November 1, 2000 to December 31, 2000, the Company reimbursed Mr. Crane for $224,000 in monthly lease payments on the aircraft and billed Mr. Crane $53,000 for his use of the aircraft that was unrelated to the Company's operations. During the period January 1, 2001 through July 31, 2001, the Company reimbursed Mr. Crane $800,000 in lease payments and related costs on the aircraft. In August 2001, Mr. Crane and the Company revised their agreement whereby the Company is now charged for actual usage of the aircraft on an hourly basis and is billed on a periodic basis. During the period August 1, 2001 through December 31, 2001, the Company reimbursed Mr. Crane approximately $49,000 for hourly usage of the aircraft. During the year ended December 31, 2002, the Company reimbursed Mr. Crane $1.2 million for actual hourly usage of the aircraft.

HOUSTON PROPERTY

         In connection with a sale-leaseback agreement entered into by the Company, Mr. Crane conveyed his ownership in a building adjacent to the Houston facility directly to an unrelated buyer. The Company then leased the property directly from the buyer. See Note 18 for further discussion.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

EGL SUBSIDIARIES IN SPAIN AND PORTUGAL

         In April 1999, Circle sold a 49% interest in its two previously wholly-owned subsidiaries in Spain and Portugal for $1.3 million to Peter Gibert. Mr. Gibert currently serves as the managing director of both subsidiaries and was one of EGL's directors in 2000 and 2001 and resigned from the Board of Directors in May 2002. The purchase price was paid one-third at closing, with the balance due in equal installments in October 2000 and April 2002 and interest accruing on the unpaid balance at 6%. Under the terms of the sale agreement, Mr. Gibert has the option to require the Company to purchase this interest at the fair value of these entities at the time the option is exercised and the Company has the option to repurchase these interests after December 31, 2005. The Company has deferred the recognition of the gain of this transaction of $866,000 and has recorded this amount in minority interest.

CONSULTING AGREEMENT

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

         Upon returning to Circle as Interim Chief Executive Officer in May 2000, Mr. Gibert agreed to suspend the term of the consulting agreement until he was no longer an employee of Circle, which occurred in November 2000 as a result of the Company's merger with Circle. The original term of the consulting agreement has been extended for a period equal to the period during which the consulting agreement was suspended. This arrangement was extended until May 31, 2004 in June 2001.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 20 - GEOGRAPHIC AND SERVICES INFORMATION

         The Company operates in one segment and is organized functionally in geographic divisions. Accordingly, management focuses its attention on revenues, net revenues, income from operations and identifiable assets associated with each of these geographical divisions when evaluating effectiveness of geographic management.

                                                                       EUROPE &        ASIA &
                                        NORTH           SOUTH           MIDDLE          SOUTH
                                       AMERICA         AMERICA          EAST           PACIFIC      ELIMINATIONS   CONSOLIDATED
                                    ------------    ------------    ------------    ------------    ------------   ------------
                                                                          (in thousands)
YEAR ENDED DECEMBER 31, 2002:
    Total revenues                  $  1,053,918    $     69,437    $    357,883    $    438,755    $    (50,660)  $  1,869,333
    Transfers between divisions          (15,658)         (5,157)        (13,920)        (15,925)         50,660             --
                                    ------------    ------------    ------------    ------------    ------------   ------------
    Revenues from customers         $  1,038,260    $     64,280    $    343,963    $    422,830    $         --   $  1,869,333
                                    ------------    ------------    ------------    ------------    ------------   ------------
    Net revenues                    $    446,917    $     14,499    $    123,229    $     87,487                   $    672,132
                                    ------------    ------------    ------------    ------------                   ------------
    Income (loss) from operations   $      7,490    $        (39)   $      2,932    $     19,289                   $     29,672
                                    ------------    ------------    ------------    ------------                   ------------
    Identifiable assets             $    538,013    $     18,024    $    154,426    $    139,844                   $    850,307
                                    ------------    ------------    ------------    ------------                   ------------

YEAR ENDED DECEMBER 31, 2001:
    Total revenues                  $  1,113,430    $     64,050    $    335,892    $    398,316    $    (50,939)  $  1,860,749
    Transfers between divisions          (16,679)         (5,533)        (15,731)        (12,996)         50,939             --
                                    ------------    ------------    ------------    ------------    ------------   ------------
    Revenues from customers         $  1,096,751    $     58,517    $    320,161    $    385,320    $         --   $  1,860,749
                                    ------------    ------------    ------------    ------------    ------------   ------------
    Net revenues                    $    431,414    $     13,392    $    113,669    $     85,708                   $    644,183
                                    ------------    ------------    ------------    ------------                   ------------
    Income (loss) from operations   $    (86,306)   $     (1,038)   $      9,948    $     19,827                   $    (57,569)
                                    ------------    ------------    ------------    ------------                   ------------
    Identifiable assets             $    522,970    $     19,149    $    152,285    $    118,067                   $    812,471
                                    ------------    ------------    ------------    ------------                   ------------

YEAR ENDED DECEMBER 31, 2000:
    Total revenues                  $  1,281,875    $     55,816    $    308,573    $    469,672    $    (36,073)  $  2,079,863
    Transfers between divisions           (9,241)         (4,481)        (10,290)        (12,061)         36,073             --
                                    ------------    ------------    ------------    ------------    ------------   ------------
    Revenues from customers         $  1,272,634    $     51,335    $    298,283    $    457,611    $         --   $  2,079,863
                                    ------------    ------------    ------------    ------------    ------------   ------------
    Net revenues                    $    518,638    $     15,561    $     99,676    $     85,637                   $    719,512
                                    ------------    ------------    ------------    ------------                   ------------
    Income (loss) from operations   $    (14,966)   $     (5,553)   $     13,401    $     17,010                   $      9,892
                                    ------------    ------------    ------------    ------------                   ------------
    Identifiable assets             $    530,678    $     41,000    $    173,294    $    159,253                   $    904,225
                                    ------------    ------------    ------------    ------------                   ------------


         Revenues from transfers between divisions represents approximate amounts that would be charged if the services were provided by an unaffiliated company. Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues.

         The Company is domiciled in the U.S. and had revenues from external customers in the U.S. of $947 million in 2002, $1,007 million in 2001 and $1,145 million in 2000. The U.S. had long lived assets of $160 million, $162 million and $123 million at the end of 2002, 2001 and 2000, respectively.

         The Company charges its subsidiaries and affiliates for management and overhead services rendered in the United States on a cost recovery basis.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


           The following tables show revenues and net revenues attributable to the Company's principle services during the years ended December 31:

                                     2002         2001         2000
                                  ----------   ----------   ----------
                                             (in thousands)
Revenues:
    Air freight forwarding        $1,283,025   $1,307,101   $1,511,740
    Ocean freight forwarding         216,298      194,642      202,956
    Customs brokerage and other      370,010      359,006      365,167
                                  ----------   ----------   ----------

        Total                     $1,869,333   $1,860,749   $2,079,863
                                  ==========   ==========   ==========

Net revenues:
    Air freight forwarding        $  405,404   $  386,171   $  473,397
    Ocean freight forwarding          57,831       58,514       53,462
    Customs brokerage and other      208,897      199,498      192,653
                                  ----------   ----------   ----------

        Total                     $  672,132   $  644,183   $  719,512
                                  ==========   ==========   ==========

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


NOTE 21 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                        QUARTER ENDED
                                             -----------------------------------------------------------------
                                               MARCH 31,          JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                                 2002               2002            2002              2002
                                             -------------     -------------    -------------    -------------
                                                              (in thousands, except per share)
Revenues (3)                                 $     417,109     $     454,919    $     469,425    $     527,880
Net revenues                                       154,120           163,155          171,320          183,537
Operating income (loss)                              1,460             4,801           11,757           11,654
Income (loss) before provision (benefit)
  for income taxes                                  (6,770)            1,537            9,422           10,927
Income (loss) before cumulative effect
    of change in accounting for negative
    goodwill                                        (4,130)              938            5,747            6,666
Cumulative effect of change in
    accounting for negative goodwill                   213                --               --               --
Net income (loss)                                   (3,917)              938            5,747            6,666
Basic earnings (loss) per share before
    cumulative effect of change in
    accounting for negative goodwill                 (0.09)             0.02             0.12             0.14
Cumulative effect of change in
    accounting for negative goodwill                  0.01                --               --               --
Basic earnings (loss) per share                      (0.08)             0.02             0.12             0.14
Diluted earnings (loss) per share
    before cumulative effect of change in
    accounting for negative goodwill                 (0.09)             0.02             0.12             0.14
Cumulative effect of change in
    accounting for negative goodwill                  0.01                --               --               --
    Diluted earnings (loss) per share                (0.08)             0.02             0.12             0.14


                                                                        QUARTER ENDED
                                             -----------------------------------------------------------------
                                               MARCH 31,          JUNE 30,      SEPTEMBER 30,     DECEMBER 31,
                                                 2001              2001              2001            2001
                                             -------------     -------------    -------------    -------------
                                                              (in thousands, except per share)
Revenues (3)                                 $     470,743     $     455,341    $     461,213    $     473,452
Net revenues                                       159,190           146,032          171,444          167,517
Operating income (loss)                            (14,309)          (35,778)         (10,958)(2)       3,476
Income (loss) before provision (benefit)
  for income taxes                                 (15,270)          (37,373)         (14,020)             652
Net income (loss)                                   (9,051)          (23,172)          (8,775)             821
Basic earnings (loss) per share                      (0.19)            (0.49)           (0.18)            0.02
Diluted earnings (loss) per share                    (0.19)            (0.49)           (0.18)            0.02

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


(1) Includes grant proceeds of $8.9 million received from the United States Department of Transportation under the Air Transportation Safety and System Stabilization Act and a $5.5 million charge to merger related restructuring and integration costs. See Notes 2 and 4.
(2) Includes a pretax charge of $10.1 million related to the Company's settlement of its EEOC dispute and $6.3 million related to integration costs associated with the Circle merger and revisions of its restructuring activities. See Notes 4 and 16.
(3) In the fourth quarter of 2002, the Company adopted EITF No. 01-14 and reclassified to cost of transportation certain reimbursed incidental activities previously reported net in revenues (see Note 1). The following tables illustrate the financial statement impact by quarter of the reclassification by comparing revenues previously reported on a net basis in the Company's Quarterly Reports on Form 10-Q for 2002 with revenues reported on a gross basis in this Annual Report on Form 10-K. There is no impact on net revenues, operating income (loss) or net income (loss) as a result of this reclassification.

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


GEOGRAPHIC INFORMATION BY QUARTER:

                                                                         QUARTER ENDED
                                        MARCH 31,              JUNE 30,             SEPTEMBER 30,           DECEMBER 31,
                                          2002                  2002                    2002                   2002
                                --------------------    --------------------    --------------------    --------------------
                                   NET        GROSS       NET        GROSS        NET        GROSS        NET         GROSS
                                --------    --------    --------    --------    --------    --------    --------    --------
                                                                         (in thousands)
Revenues:
     North America              $225,838    $242,449    $240,204    $256,634    $240,995    $255,901    $265,990    $283,276
     South America                15,676      16,520      16,506      17,373      13,272      13,882      15,150      16,505
     Europe & Middle East         58,233      77,178      62,331      88,005      69,387      93,556      72,374      85,224
     Asia & South Pacific         72,252      80,962      83,221      92,907      96,577     106,086     132,277     142,875
                                --------    --------    --------    --------    --------    --------    --------    --------

          Total revenues         371,999     417,109     402,262     454,919     420,231     469,425     485,791     527,880

Cost of transportation:
     North America               122,838     139,449     133,066     149,496     127,274     142,180     142,932     160,218
     South America                11,872      12,716      12,583      13,450       9,830      10,440      11,820      13,175
     Europe & Middle East         30,044      48,989      31,526      57,200      37,509      61,678      40,017      52,867
     Asia & South Pacific         53,125      61,835      61,932      71,618      74,298      83,807     107,485     118,083
                                --------    --------    --------    --------    --------    --------    --------    --------

          Total costs            217,879     262,989     239,107     291,764     248,911     298,105     302,254     344,343
                                --------    --------    --------    --------    --------    --------    --------    --------

Net revenues:
     North America               103,000     103,000     107,138     107,138     113,721     113,721     123,058     123,058
     South America                 3,804       3,804       3,923       3,923       3,442       3,442       3,330       3,330
     Europe & Middle East         28,189      28,189      30,805      30,805      31,878      31,878      32,357      32,357
     Asia & South Pacific         19,127      19,127      21,289      21,289      22,279      22,279      24,792      24,792
                                --------    --------    --------    --------    --------    --------    --------    --------

          Total net revenues    $154,120    $154,120    $163,155    $163,155    $171,320    $171,320    $183,537    $183,537
                                ========    ========    ========    ========    ========    ========    ========    ========


                                                                         QUARTER ENDED
                                        MARCH 31,              JUNE 30,             SEPTEMBER 30,           DECEMBER 31,
                                          2001                  2001                    2001                   2001
                                --------------------    --------------------    --------------------    --------------------
                                   NET        GROSS       NET        GROSS        NET        GROSS        NET         GROSS
                                --------    --------    --------    --------    --------    --------    --------    --------
                                                                         (in thousands)
Revenues:
     North America              $266,806    $283,761    $257,467    $272,909    $259,355    $274,203    $250,473    $265,878
     South America                14,971      16,490      11,193      12,905      12,562      13,240      15,521      15,882
     Europe & Middle East         55,655      76,235      55,616      74,703      60,218      82,231      64,775      86,992
     Asia & South Pacific         84,887      94,257      84,925      94,824      82,857      91,539      94,713     104,700
                                --------    --------    --------    --------    --------    --------    --------    --------

          Total revenues         422,319     470,743     409,201     455,341     414,992     461,213     425,482     473,452

Cost of transportation:
     North America               158,144     175,099     165,689     181,131     142,071     156,919     136,783     152,188
     South America                11,496      13,015       7,757       9,469       9,098       9,776      12,504      12,865
     Europe & Middle East         29,214      49,794      27,635      46,722      31,278      53,291      34,468      56,685
     Asia & South Pacific         64,275      73,645      62,088      71,987      61,101      69,783      74,210      84,197
                                --------    --------    --------    --------    --------    --------    --------    --------

          Total costs            263,129     311,553     263,169     309,309     243,548     289,769     257,965     305,935
                                --------    --------    --------    --------    --------    --------    --------    --------

Net revenues:
     North America               108,662     108,662      91,778      91,778     117,284     117,284     113,690     113,690
     South America                 3,475       3,475       3,436       3,436       3,464       3,464       3,017       3,017
     Europe & Middle East         26,441      26,441      27,981      27,981      28,940      28,940      30,307      30,307
     Asia & South Pacific         20,612      20,612      22,837      22,837      21,756      21,756      20,503      20,503
                                --------    --------    --------    --------    --------    --------    --------    --------

          Total net revenues    $159,190    $159,190    $146,032    $146,032    $171,444    $171,444    $167,517    $167,517
                                ========    ========    ========    ========    ========    ========    ========    ========

                                    EGL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


PRINCIPLE SERVICES BY QUARTER:

                                                                         QUARTER ENDED

                                          MARCH 31,               JUNE 30,             SEPTEMBER 30,            DECEMBER 31,
                                            2002                    2002                    2002                    2002
                                    --------------------    --------------------    --------------------    --------------------
                                      NET        GROSS        NET        GROSS         NET       GROSS         NET       GROSS
                                    --------    --------    --------    --------    --------    --------    --------    --------
                                                                         (in thousands)
Revenues:
     Air freight forwarding         $279,787    $281,687    $303,166    $305,300    $313,899    $315,883    $376,688    $380,155
     Ocean freight forwarding         43,608      47,937      47,788      52,526      53,752      58,593      52,698      57,242
     Customs brokerage and other      48,604      87,485      51,308      97,093      52,580      94,949      56,405      90,483
                                    --------    --------    --------    --------    --------    --------    --------    --------

             Total revenues          371,999     417,109     402,262     454,919     420,231     469,425     485,791     527,880
                                    --------    --------    --------    --------    --------    --------    --------    --------

Cost of transportation:
     Air freight forwarding          188,158     190,058     205,859     207,993     210,341     212,325     263,778     267,245
     Ocean freight forwarding         29,721      34,050      33,248      37,986      38,570      43,411      38,476      43,020
     Customs brokerage and other          --      38,881          --      45,785          --      42,369          --      34,078
                                    --------    --------    --------    --------    --------    --------    --------    --------

             Total costs             217,879     262,989     239,107     291,764     248,911     298,105     302,254     344,343
                                    --------    --------    --------    --------    --------    --------    --------    --------

Net revenues:
     Air freight forwarding           91,629      91,629      97,307      97,307     103,558     103,558     112,910     112,910
     Ocean freight forwarding         13,887      13,887      14,540      14,540      15,182      15,182      14,222      14,222
     Customs brokerage and other      48,604      48,604      51,308      51,308      52,580      52,580      56,405      56,405
                                    --------    --------    --------    --------    --------    --------    --------    --------
             Total net revenues     $154,120    $154,120    $163,155    $163,155    $171,320    $171,320    $183,537    $183,537
                                    ========    ========    ========    ========    ========    ========    ========    ========


                                                                         QUARTER ENDED

                                          MARCH 31,               JUNE 30,             SEPTEMBER 30,           DECEMBER 31,
                                            2001                    2001                    2001                   2001
                                    --------------------     -------------------     -------------------     -------------------
                                       NET        GROSS       NET        GROSS        NET        GROSS        NET         GROSS
                                    --------    --------    --------    --------    --------    --------    --------    --------
                                                                         (in thousands)
Revenues:
     Air freight forwarding         $327,289    $330,766    $315,851    $318,298    $316,795    $319,208    $336,091    $338,829
     Ocean freight forwarding         44,021      48,625      43,890      48,491      47,968      52,506      40,591      45,020
     Customs brokerage and other      51,009      91,352      49,460      88,552      50,229      89,499      48,800      89,603
                                    --------    --------    --------    --------    --------    --------    --------    --------

             Total revenues          422,319     470,743     409,201     455,341     414,992     461,213     425,482     473,452

Cost of transportation:
     Air freight forwarding          231,972     235,449     233,741     236,188     211,105     213,518     233,037     235,775
     Ocean freight forwarding         31,157      35,761      29,428      34,029      32,443      36,981      24,928      29,357
     Customs brokerage and other          --      40,343          --      39,092          --      39,270          --      40,803
                                    --------    --------    --------    --------    --------    --------    --------    --------

             Total costs             263,129     311,553     263,169     309,309     243,548     289,769     257,965     305,935
                                    --------    --------    --------    --------    --------    --------    --------    --------

Net revenues:
     Air freight forwarding           95,317      95,317      82,110      82,110     105,690     105,690     103,054     103,054
     Ocean freight forwarding         12,864      12,864      14,462      14,462      15,525      15,525      15,663      15,663
     Customs brokerage and other      51,009      51,009      49,460      49,460      50,229      50,229      48,800      48,800
                                    --------    --------    --------    --------    --------    --------    --------    --------

             Total net revenues     $159,190    $159,190    $146,032    $146,032    $171,444    $171,444    $167,517    $167,517
                                    ========    ========    ========    ========    ========    ========    ========    ========

                                 EXHIBIT INDEX

       EXHIBIT NUMBER                            DESCRIPTION
       --------------                            -----------
            *3.1    --  Second Amended and Restated Articles of Incorporation of
                        EGL, as amended (filed as Exhibit 3(i) to EGL's Form
                        8-A/A filed with the Securities and Exchange Commission
                        on September 29, 2000 and incorporated herein by
                        reference).

            *3.2    --  Statement of Resolutions Establishing the Series A
                        Junior Participating Preferred Stock of EGL (filed as
                        Exhibit 3(ii) to EGL's Form 10-Q for the fiscal quarter
                        ended June 30, 2001 and incorporated herein by
                        reference).

            *3.3    --  Amended and Restated Bylaws of EGL, as amended (filed as
                        Exhibit 3(ii) to EGL's Form 10-Q for the fiscal quarter
                        ended June 30, 2000 and incorporated herein by
                        reference).

            *4.1    --  Rights Agreement dated as of May 23, 2001 between EGL,
                        Inc. and Computershare Investor Services, L.L.C., as
                        Rights Agent, which includes as Exhibit B the form of
                        Rights Certificate and as Exhibit C the Summary of
                        Rights to Purchase Common Stock. (filed as Exhibit 4.1
                        to the EGL's Form 10Q for the fiscal quarter ended
                        September 30, 2001 and incorporated herein by
                        reference).

            *4.2    --  Indenture dated December 7, 2001 between EGL and
                        JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to
                        EGL's Current Report on Form 8-K filed on December 10,
                        2001 and incorporated herein by reference).

            *4.3    --  First Supplemental Indenture dated December 7, 2001
                        between EGL and JPMorgan Chase Bank, as trustee (filed
                        as Exhibit 4.2 to EGL's Current Report on Form 8-K filed
                        on December 10, 2001 and incorporated herein by
                        reference).

            *4.4    --  Form of 5% Convertible Subordinated Note due December
                        15, 2006 (filed as Exhibit 4.3 to EGL's Current Report
                        on Form 8-K filed on December 10, 2001 and incorporated
                        herein by reference).

            *4.5    --  Registration Rights Agreement dated December 7, 2001
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

       EXHIBIT NUMBER                            DESCRIPTION
       --------------                            -----------
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

           *10.11A  --  Credit Agreement dated December 20, 2001 between EGL and
                        Bank of America, N.A., and the other financial institutions named therein (filed as Exhibit 10.11A to EGL's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and incorporated herein by reference).

            *10.11B --  First Amendment to Credit Agreement dated March 7, 2002 between EGL and Bank of America, N.A., and the other financial institutions named therein (filed as Exhibit
                        10.11B to EGL's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

            *10.11C --  Consent and Second Amendment to Credit Agreement dated
                        October 14, 2002 between EGL and Bank of America, N.A., and the other financial institution named therein (filed as Exhibit 10.1 to EGL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

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

            *10.17A --  Lease Agreement dated as of December 31, 2001 between
                        iStar Eagle LP, as landlord, and EGL Eagle Global
                        Logistics, LP, as tenant.

            *10.17B --  Guaranty dated as of December 31, 2001 among iStar Eagle
                        LP, EGL Eagle Global Logistics, LP and EGL, Inc.

           +*10.19  --  Consulting Agreement dated as of January 1, 1999 between
                        Zita Logistics, Ltd. and Circle International European
                        Holdings Limited (filed as Exhibit 10.4.3 to Circle's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1998 and incorporated herein by reference).

           +*10.20  --  Executive Deferred Compensation Plan (filed as Exhibit
                        10.2 to EGL's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

           +*10.21  --  Amendment Number 1 to 1995 Non-Employee Director Stock
                        Option Plan (filed as Exhibit 10.4 to EGL's Quarterly
                        Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

             10.22  --  Agreement for Purchase and Sale of Real Property, dated
                        September 17, 2002, by and between MacFarlan Holdings,
                        Ltd., as buyer, and EGL, Inc., as seller.

             10.23  --  Lease Agreement for real property in Austin, Texas, dated as of November 13, 2002, by and between EGL Texas
                        Partners, L.P., as landlord, and EGL Eagle Global
                        Logistics, LP, as tenant.

             10.24  --  Lease Agreement for real property in Grapevine, Texas, dated as of November 13, 2002, by and between EGL Texas
                        Partners, L.P., as landlord, and EGL Eagle Global
                        Logistics, LP, as tenant.

             10.25  --  Lease Agreement for real property in South Bend,
                        Indiana, dated as of December 20, 2002, by and between South Bend Partners, LP, as landlord, and EGL Eagle
                        Global Logistics, LP, as tenant.

             10.26  --  Agreement for Purchase and Sale of Real Property, dated as of December 15, 2002, by and between McMillan
                        Investment Company, Ltd., as buyer, and EGL Eagle Global
                        Logistics, LP, as seller.

             10.27  --  Lease Agreement, dated as of December 20, 2002, by and between McMillan/Miami LLC, as landlord, and EGL Eagle
                        Global Logistics, LP, as buyer.

             10.28  --  Agreement for Purchase and Sale of Real Property, dated as of December 30, 2002, by and between Giffels
                        Development Inc., as buyer, and EGL Eagle Global
                        Logistics (Canada) Corp., as seller.

             10.29  --  Lease Agreement, dated as of December 20, 2002, by and between Giffels Development Inc., as landlord, and EGL
                        Eagle Global Logistics (Canada) Corp., as tenant.

             12     --  Ratio of Earnings to Fixed Charges.

             21     --  Subsidiaries of EGL.

             23.1   --  Consent of PricewaterhouseCoopers LLP.

----------
*        Incorporated by reference as indicated.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 14(c) of Form 10-K.