Form 10-Q
period 2003-03-31
EGL INC
filed 2003-05-15
CIK 1001718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____to____


                         COMMISSION FILE NUMBER 0-27288

                                    EGL, INC.
             (Exact name of registrant as specified in its charter)

                               TEXAS                                              76-0094895
    --------------------------------------------------------------    ---------------------------------
    (State or Other Jurisdiction of Incorporation or Organization)    (IRS Employer Identification No.)


                                 15350 VICKERY DRIVE, HOUSTON, TEXAS 77032
                                              (281) 618-3100
--------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices, Including Registrant's Zip Code, and Telephone Number, Including Area
                                                       Code)

                                                   N/A
              --------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes [X]  No [ ]

At May 1, 2003 the number of shares outstanding of the registrant's common stock was 47,150,706 (net of 1,037,284 treasury shares).

                                    EGL, INC.


                               INDEX TO FORM 10-Q



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of                                  1
  March 31, 2003 and December 31, 2002

Condensed Consolidated Statements of Operations for the                      2
  Three Months ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows for the                      3
  Three Months ended March 31, 2003 and 2002

Condensed Consolidated Statement of Stockholders' Equity for the             4
  Three Months ended March 31, 2003

Notes to Condensed Consolidated Financial Statements                         5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                              15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         22

ITEM 4.  CONTROLS AND PROCEDURES                                            22

PART II. OTHER INFORMATION                                                  23

ITEM 1.  LEGAL PROCEEDINGS                                                  23

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    23

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                24

ITEM 5.  OTHER INFORMATION                                                  24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   25

SIGNATURES                                                                  26

CERTIFICATIONS                                                              27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except par values)


                                                                              MARCH 31,     DECEMBER 31,
                                                                                 2003           2002
                                                                             ------------   ------------
                                         ASSETS
Current assets:
  Cash and cash equivalents                                                  $    108,247   $    119,669
  Restricted cash                                                                  14,989          7,806
  Short-term investments and marketable securities                                      4             12
  Trade receivables, net of allowance of $14,489 and $13,717                      384,484        371,024
  Other receivables                                                                10,877         13,213
  Deferred income taxes                                                            13,057          6,228
  Income taxes receivable                                                           2,726          1,019
  Other current assets                                                             26,058         32,952
                                                                             ------------   ------------
      Total current assets                                                        560,442        551,923
Property and equipment, net                                                       154,174        157,403
Assets held for sale                                                                  644            644
Investments in unconsolidated affiliates                                           40,046         40,042
Goodwill                                                                           82,249         81,881
Deferred income taxes                                                               5,327          5,327
Other assets, net                                                                  13,692         13,087
                                                                             ------------   ------------
      Total assets                                                           $    856,574   $    850,307
                                                                             ============   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade payables and accrued transportation costs                           $    236,285   $    232,324
   Accrued salaries and related costs                                              31,799         31,218
   Accrued merger restructuring costs                                               6,915          8,227
   Current portion of long-term notes payable                                       5,419          5,639
   Income taxes payable                                                             2,679          2,595
   Other liabilities                                                               61,516         70,409
                                                                             ------------   ------------
      Total current liabilities                                                   344,613        350,412
Long-term notes payable                                                           104,845        103,993
Deferred income taxes                                                              12,164          3,720
Other noncurrent liabilities                                                        5,811          6,789
                                                                             ------------   ------------
      Total liabilities                                                           467,433        464,914
                                                                             ------------   ------------
Minority interests                                                                  9,169          8,852
                                                                             ------------   ------------
Commitments and contingencies (Notes 10 and 11)
Stockholders' equity:
    Common stock, $0.001 par value, 200,000 shares authorized; 48,149
          and 48,091 shares issued; 47,112 and 47,054 shares outstanding               48             48
    Additional paid-in capital                                                    149,355        148,682
    Retained earnings                                                             276,941        274,146
    Accumulated other comprehensive loss                                          (28,603)       (28,566)
    Treasury stock, 1,037 shares held                                             (17,769)       (17,769)
                                                                             ------------   ------------
         Total stockholders' equity                                               379,972        376,541
                                                                             ------------   ------------
         Total liabilities and stockholders' equity                          $    856,574   $    850,307
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

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                            2003            2002
                                                                         ----------      ----------
Revenues                                                                 $  483,650      $  417,109
Cost of transportation                                                      316,084         262,989
                                                                         ----------      ----------
Net revenues                                                                167,566         154,120
Operating expenses:
   Personnel costs                                                           96,815          85,360
   Other selling, general and administrative expenses                        66,113          67,224
                                                                         ----------      ----------
Operating income                                                              4,638           1,536
Nonoperating expense, net                                                      (142)         (8,306)
                                                                         ----------      ----------
Income (loss) before provision (benefit) for income taxes                     4,496          (6,770)
Provision (benefit) for income taxes                                          1,701          (2,640)
                                                                         ----------      ----------
Income (loss) before cumulative effect of change in accounting
   for negative goodwill                                                      2,795          (4,130)
Cumulative effect of change in accounting for negative
   goodwill                                                                      --             213
                                                                         ----------      ----------
Net income (loss)                                                        $    2,795      $   (3,917)
                                                                         ==========      ==========

Basic earnings (loss) per share before cumulative effect of change
   in accounting for negative goodwill                                   $     0.06      $    (0.09)
Cumulative effect of change in accounting for negative goodwill                  --            0.01
                                                                         ----------      ----------
Basic earnings (loss) per share                                          $     0.06      $    (0.08)
                                                                         ==========      ==========
Basic weighted-average common shares outstanding                             47,066          47,859

Diluted earnings (loss) per share before cumulative effect of change
   in accounting for negative goodwill                                   $     0.06      $    (0.09)
Cumulative effect of change in accounting for negative goodwill                  --            0.01
                                                                         ----------      ----------
Diluted earnings (loss) per share                                        $     0.06      $    (0.08)
                                                                         ==========      ==========
Diluted weighted-average common shares outstanding                           47,277          47,859

       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         -------------------------
                                                                           2003           2002
                                                                         ----------     ----------
Cash flows from operating activities:
 Net income (loss)                                                       $    2,795     $   (3,917)
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                                             7,729          7,479
    Bad debt expense                                                          1,753          3,171
    Amortization of unearned compensation                                        --            159
    Deferred income tax expense (benefit)                                     1,614         (2,745)
    Tax benefit of stock options exercised                                       75             58
    Equity in earnings of affiliates, net of dividends received                  (4)          (669)
    Minority interests, net of dividends paid                                   263            319
    Transfer to restricted cash                                              (7,182)          (109)
    Cumulative effect of change in accounting for negative
       goodwill                                                                  --           (213)
    Impairment of investment in an unconsolidated affiliate                      --          6,653
    Other                                                                      (360)            73
    Net effect of changes in working capital, net of assets acquired        (12,075)        21,592
                                                                         ----------     ----------
Net cash provided by (used in) operating activities                          (5,392)        31,851
                                                                         ----------     ----------
Cash flows from investing activities:
 Capital expenditures                                                        (4,313)        (3,705)
 Proceeds from sales of other assets                                            324          2,820
 Proceeds from sale-lease back transactions                                      --          2,462
 Acquisitions of businesses, net of cash acquired                            (1,733)            --
                                                                         ----------     ----------
Net cash provided by (used in) investing activities                          (5,722)         1,577
                                                                         ----------     ----------
Cash flows from financing activities:
 Issuance (repayment) of notes payable                                          321         (2,551)
 Issuance of common stock, net of related costs                                  --            469
 Proceeds from exercise of stock options                                        598            146
                                                                         ----------     ----------
Net cash provided by (used in) financing activities                             919         (1,936)
                                                                         ----------     ----------
Effect of exchange rate changes on cash                                      (1,227)        (1,911)
                                                                         ----------     ----------
Increase (decrease) in cash and cash equivalents                            (11,422)        29,581
Cash and cash equivalents, beginning of the period                          119,669         77,440
                                                                         ----------     ----------
Cash and cash equivalents, end of the period                             $  108,247     $  107,021
                                                                         ==========     ==========

      See notes to unaudited condensed consolidated finanacial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)


                                         Common Stock                                                   Accumulated
                                     -------------------  Additional               Treasury Stock          other
                                                           paid-in    Retained   -------------------   comprehensive
                                       Shares     Amount   capital    earnings   Shares     Amount          loss         Total
                                     ----------  -------  ----------  --------   ------   ----------   -------------   ----------
Balance at December 31, 2002             48,091   $   48  $ 148,682   $274,146   (1,037)  $  (17,769)  $     (28,566)  $  376,541
Net income                                   --       --         --      2,795       --           --              --        2,795
Recognition in earnings of changes
    in fair value related to an
    undesignated cash flow hedge             --       --         --         --       --           --            (377)        (377)
Amortization of deferred loss
    on interest rate swap                    --       --         --         --       --           --             379          379
Foreign currency translation
    adjustments                              --       --         --         --       --           --             (39)         (39)
Exercise of stock options,
     including tax benefit                   58       --        673         --       --           --              --          673
                                     ----------  -------   --------   --------   ------   ----------   -------------   ----------
Balance at March 31, 2003                48,149  $    48    149,355   $276,941   (1,037)  $ (17,769)   $     (28,603)  $  379,972
                                     ==========  =======   ========   ========   ======   ==========   =============   ==========


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No.0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at March 31, 2003 and the results of its operations and cash flows for three months ended March 31, 2003. Results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for EGL's full fiscal year.

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         EGL is a leading global transportation, supply chain management and information services company operating in one business segment and dedicated to providing flexible logistics solutions on a price competitive basis. The Company's services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services. The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (see Note 13).

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management's understanding of the Company's business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company's principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the selection of estimates which could be viewed as conservative or aggressive by others - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management uses its business and financial accounting judgment in selecting the most appropriate

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

estimates. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable; however, actual amounts could and will differ from those estimates.

COMPREHENSIVE INCOME (LOSS)

         Components of comprehensive income (loss) for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2003          2002
                                                       ----------    ----------
Net income (loss)                                      $    2,795    $   (3,917)
Change in value of marketable securities, net                  --             3
Amortization of deferred unrealized loss on interest
     rate swap                                                379           379
Recognition in earnings of changes in fair value
     related to an undesignated cash flow hedge              (377)           --
Foreign currency translation adjustments                      (39)       (2,186)
                                                       ----------    ----------
Comprehensive income (loss)                            $    2,758    $   (5,721)
                                                       ==========    ==========


NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the associated long-lived asset retirement costs are capitalized. This statement is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143, beginning January 1, 2003, with no material impact on its results of operations, financial position or cash flows.

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supersedes EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of a liability. SFAS 146 states that an entity's commitment to a plan does not create a present obligation to others that meets the definition of a liability. Generally, SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 as of January 1, 2003 with no material impact on its results of operations, financial position or cash flows.

         In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of SFAS 5, 57 and 107 and incorporates without change the provisions of FIN 34, which is being superseded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and the remainder of this pronouncement effective January 1, 2003 with no material impact on its results of operations, financial position or cash flows.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In January 2003, the Financial Accounting Standards Board issued FIN No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 are effective for the Company as of July 1, 2003. The Company is not presently a party to any transactions with VIEs.

         In March 2003, the Emerging Issues Task Force released EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables." This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently in the process of evaluating the impact, if any, the adoption of this standard will have on its results of operations, financial position or cash flows.

NOTE 3 - BUSINESS COMBINATIONS

         During the first quarter of 2003, the Company acquired Transimpex, SA, an international freight forwarder and customs broker based in France, for approximately $1.1 million, net of cash acquired and made an earnout payment of $600,000 related to an acquisition completed in a prior year.

NOTE 4 - DERIVATIVE INSTRUMENTS

         In April 2001, the Company entered into a three year interest rate swap agreement, which was designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR based revolving credit facility or any substitute debt agreements the Company enters into. Accordingly, the change in the fair value of the swap agreement was initially recorded in other comprehensive income (loss).

         In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from these notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualified for cash flow hedge accounting and was undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001, was $2.0 million and is being amortized to interest expense over the remaining life of the swap agreement. Subsequent changes in the fair value of the swap agreement are recorded in interest expense. During the three months ended March 31, 2003 and 2002, the Company recorded $379,000 and $252,000, respectively, in net interest expense which includes $379,000 each period for interest expense relating to the amortization of the deferred loss and $605,000 and $654,000, respectively, of interest income related to changes in the fair value of the swap agreement. The fair value of the swap agreement at March 31, 2003 was a liability of $124,000.

         In conjunction with its aircraft charter agreements, the Company is obligated to pay current market prices for jet fuel. During November 2002, the Company entered into a jet fuel swap agreement. The purpose of this agreement is to hedge the Company's exposure to volatility in market prices for jet fuel. The swap agreement has a term of one year and expires in December 2003. On a monthly basis, the Company pays a fixed rate of approximately $0.68 per gallon for 400,000 gallons of jet fuel and receives a payment equal to the monthly average commodity price for the same amount of jet fuel. The Company originally designated this swap as a cash flow hedge under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Due to changes in the market prices of jet fuel and the associated volatility during the first quarter of 2003, the swap agreement was ineffective for the three months ended March 31, 2003, and on a prospective basis, and no longer qualifies for cash flow hedge accounting. The Company reclassified all previously deferred gains recorded as a component of accumulated other comprehensive loss as of March 31, 2003. During the three months ended March 31, 2003, the Company recorded $564,000 in nonoperating income for

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

associated realized and unrealized gains.
The fair value of this swap agreement at March 31, 2003 was an asset of approximately $286,000. Future changes in fair value will be recognized in current earnings during the period of the change.

NOTE 5 - STOCK-BASED COMPENSATION

         At March 31, 2003, the Company has six stock-based employee compensation plans under which stock-based awards have been granted. The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The intrinsic value method used by the Company generally results in no compensation expense being recorded for stock option grants made by the Company because those grants are typically made with option exercise prices substantially equal to fair market value at the date of option grant. The application of the alternative fair value method under SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee's rights in the options vest. The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands).


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                 2003         2002
                                              ----------   ----------
Net income (loss) as reported                 $    2,795   $   (3,917)
Deduct:  Total stock-based employee
     compensation expense determined
     under the fair value based method for
     all awards, net of related tax effects        1,408        1,274
                                              ----------   ----------
Pro forma net income (loss)                   $    1,387   $   (5,191)
                                              ==========   ==========
Earnings (loss) per share:
     Basic-as reported                        $     0.06   $    (0.08)
     Basic-pro forma                                0.03        (0.11)
     Diluted-as reported                            0.06        (0.08)
     Diluted-pro forma                              0.03        (0.11)


NOTE 6 - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the three months ended March 31, 2003 and 2002. Diluted earnings per share includes potential dilution that could occur if options to issue common stock were exercised. Stock options and shares related to the convertible notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented. For the three months ended March 31, 2003, incremental shares of 211,000 were used in the calculation of diluted earnings per share, all of which were attributable to stock options. As of March 31, 2003, approximately 3.9 million potential common shares related to employee stock options and approximately 5.7 million potential common shares related to the convertible notes were excluded from the calculation of diluted earnings per share because their effect was antidilutive. No shares related to options or the convertible notes were included in diluted earnings per share for the three months ended March 31, 2002, because their effect would have been antidilutive as the Company incurred a net loss during that period.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 7 - IMPAIRMENT OF INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

         In the first quarter of 2002, the Company recognized an other than temporary impairment of the entire $6.7 million carrying value of its common stock investment in Miami Air, which included a $509,000 increase in value attributable to the Company's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, the Company recorded an accrual of $1.3 million for its estimated exposure on the outstanding funded debt and letters of credit supported by the $7.0 million standby letter of credit. During the third quarter of 2002, Miami Air informed the Company that certain of its creditors had made certain concessions. The Company has not adjusted its accrual; however, there can be no assurance that the ultimate loss, if any, will not exceed such estimate. The standby letter of credit was reduced to $3.0 million in January 2003.

NOTE 8 - MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS

         The Company maintains an accrual for charges established under its fourth quarter 2000 plan (the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger. The principal components of the Plan involved the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made for remaining future lease obligations, the terms of the Plan were substantially completed in 2001. There were no charges incurred under the Plan in the three months ended March 31, 2003 and 2002. The changes in the accrual during the three months ended March 31, 2003 and the remaining unpaid accrued charges as of December 31, 2002 and March 31, 2003 are as follows (in thousands):


                                                    ACCRUED                            ACCRUED
                                                   LIABILITY                          LIABILITY
                                                  DECEMBER 31,       PAYMENTS/        MARCH 31,
                                                      2002          REDUCTIONS          2003
                                                 --------------   --------------   --------------
Severance costs                                  $          787   $          336   $          451
Future lease obligations, net of subleasing               7,215              970            6,245
Termination of joint venture/agency agreements              225                6              219
                                                 --------------   --------------   --------------
                                                 $        8,227   $        1,312   $        6,915
                                                 ==============   ==============   ==============


         Future lease obligations consist of the Company's remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations. All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.

         Amounts recorded for future lease obligations under the Plan are net of approximately $19.0 million in anticipated future recoveries from actual sublease agreements and $13.2 million from expected sublease agreements as of March 31, 2003. Sublease income has been anticipated under the plan only in locations where sublease agreements have been executed as of March 31, 2003 or are deemed probable of execution during the first half of 2003. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

NOTE 9 - NOTES PAYABLE

CONVERTIBLE SUBORDINATED NOTES

         In December 2001, the Company issued $100 million aggregate principal amount of 5% convertible subordinated notes. The notes bear interest at an annual rate of 5%. Interest is payable on June 15 and December 15 of each year, beginning June 15, 2002. The notes mature on December 15, 2006. Deferred financing fees incurred in

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

connection with the transaction totaled $3.2 million and are being amortized over five years as a component of interest expense.

         The notes are convertible at any time up to four trading days prior to maturity into shares of common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact the Company's diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of March 31, 2003, the fair value of these notes was $114.4 million.

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

CREDIT AGREEMENTS

         Effective December 20, 2001, the Company amended and restated its credit facility originally entered into on January 5, 2001. The amended and restated credit facility (Restated Credit Facility), which was last amended effective as of March 31, 2003, is with a syndicate of three financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on December 20, 2004. The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

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

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         The Restated Credit Facility includes a $50 million letter of credit subfacility. The Company had $23.1 million in standby letters of credit outstanding as of March 31, 2003 under this facility. The collateral value associated with the revolving line of credit at March 31, 2003 was $176.6 million. No amounts were outstanding under the revolving line of credit as of March 31, 2003. Therefore, the Company had available, unused borrowing capacity of $51.9 million as of March 31, 2003.

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

         A termination fee of 0.25% of the total revolving commitment would be payable upon termination of the Restated Credit Facility if the termination occurs before December 20, 2003 (unless terminated in connection with a refinancing arranged or underwritten by the Bank or its affiliates).

         The Company is subject to certain covenants under the terms of the Restated Credit Facility, including, but not limited to, (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth and (b) quarterly and annual limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

         The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company's assets, and is guaranteed by all domestic subsidiaries and the Company's Canadian operating subsidiary. In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if the Company's eligible borrowing base falls below $40 million. Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company's operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that of any of the Company's domestic subsidiaries or its Canadian operating subsidiary. The Amendment to the Credit Agreement dated March 31, 2003 consented to the Company's acquisition of substantially all the business operations and assets of Miami International Forwarders (MIF) (see Note 12).


NOTE 10 - GUARANTEES

         At March 31, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to the Company's freight forwarding operations. The Company, in the normal course of business is required to guarantee certain amounts related to customs bonds and services received from airlines. These types of guarantees are usual and customary in the freight forwarding industry and include IATA (International Air Transport Association) guarantees together with customs bonds. The Company operates as a customs broker and prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, in many cases facilitates the payment of import duties on behalf of the importer, arranges for payment of collect freight charges and assists the importer in obtaining the most advantageous commodity classifications and in qualifying for duty drawback refunds. The Company also arranges for surety bonds for importers as part of its customs brokerage activities.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company secures guarantees primarily by three methods: a $50 million standby letter of credit subfacility discussed in Note 9, surety bonds and security time deposits which are restricted as to withdrawal for a specified timeframe and are classified on the Company's balance sheet in restricted cash.

         The total guarantees for IATA related guarantees and customs bonds as of March 31, 2003 were approximately $44.3 million with approximately $28.9 million outstanding to facilitate the movement and clearance of freight.

         The Company guarantees other working capital credit lines in the normal course of business. These lines of credit include, but are not limited to, guarantees associated with insurance requirements and certain taxing authorities. Generally, guarantees have a one-year term and are renewed annually. EGL guarantees up to approximately $32.8 million of such working capital lines of credit and surety bonds; however, as of March 31, 2003, the amount of the maximum potential payment is $23.2 million. These guarantees are associated with outstanding liabilities which are reflected in the Company's consolidated financial statements.

         Additionally, at March 31, 2003 the Company had guaranteed certain other financial liabilities related to unconsolidated affiliates and joint venture investments as detailed below.

         In connection with its equity investment in Miami Air, the Company caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments made by the Company in respect of the letter of credit. As of March 31, 2003, Miami Air had no funded debt under the line of credit that is supported by the standby letter of credit. Additionally, as of March 31, 2003, Miami Air had outstanding $2.2 million in letters of credit and surety bonds that were supported by the standby letter of credit. Payment by the Company would be required upon default by Miami Air. The maximum potential amount of future payments which the Company could be required to make under this guarantee at March 31, 2003 is $3.0 million, reflecting a reduction in the line of credit in January 2003.

         The Company is a guarantor on a revolving line of credit with respect to another of the Company's unconsolidated affiliates. The outstanding balance owed by the unconsolidated affiliate was $60,000 as of March 31, 2003 and the maximum exposure to the Company under this guarantee is $300,000.

         In connection with two of the Company's 51% owned subsidiaries, the Company has guaranteed 100% of the working capital line of credit and other various operational guarantees of each of these joint ventures. As of March 31, 2003, the maximum amount of these guarantees was $3.0 million with $2.3 million drawn against these obligations.

         The Company is a guarantor for 40% of outstanding amounts on a $5.0 million revolving line of credit for one of the Company's unconsolidated affiliates. The unconsolidated affiliate's outstanding balance was approximately $3.2 million at March 31, 2003; therefore, the amount of the Company's guarantee was approximately $1.3 million. The future maximum exposure to the Company under this guarantee is $2.0 million.

         In addition, the Company has entered into indemnification agreements with certain officers and directors of the Company.

NOTE 11 - LEGAL MATTERS

EEOC LEGAL SETTLEMENT

         On October 2, 2001, the U.S. Equal Employment Opportunity Commission (the EEOC) and EGL announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge. The EEOC's Commissioner's Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2002. Under the Consent Decree, the Company agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination. The settlement covers
(1) claims by applicants arising between December 1, 1995 and December 31, 2000;
(2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund). This Program will provide training and educational opportunities for women and minorities already employed by the Company and will

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, the Company has not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company is required to make an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree has been approved and fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th and October 5th) which will occur immediately after the effective date of the Consent Decree. The Leadership Development Fund will be funded fully at the time of the first quarterly payment as discussed above. As of March 31, 2003, the Company had funded $4.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying condensed consolidated balance sheet. Total related accrued liabilities included in the accompanying condensed consolidated balance sheet at March 31, 2003 were $12.4 million.

         Of the eight named plaintiffs who filed suit against the Company in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against the Company. The remaining individuals who were named Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree. The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify. Once Claimants are notified of their eligibility status by the Claims administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend itself against their allegations. The Company currently expects to prevail in its defense of any remaining individual claims. There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

OTHER LEGAL MATTERS

         An employee was injured while on property owned by an executive officer of the Company. No claim has been asserted against the Company at this time, but the Company believes that any asserted claim would be covered by insurance and defended by the Company's insurance carriers. In addition, the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company's insurance carriers. The Company has established accruals for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 12 - SUBSEQUENT EVENT

         On April 1, 2003, the Company acquired the operations of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida for approximately $14.0 million in cash and a future payment of $10.0 million in the aggregate, which is payable in two equal payments of $5.0 million on April 1, 2004 and April 1, 2005. Under the terms of the purchase agreement, the Company acquired substantially all of the operating assets of MIF. The purchase agreement also contains a two-year earnout payable in cash if certain performance benchmarks are achieved.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

NOTE 13 - GEOGRAPHIC AND SERVICES INFORMATION

         The Company operates in one segment and is organized functionally in geographic divisions. Accordingly, management focuses its attention on revenues, net revenues and income from operations associated with each of these geographic divisions when evaluating the effectiveness of geographic management. Certain information regarding the Company's operations by geographic division is summarized below (in thousands):


                                                                       Europe,         Asia &
                                        North           South         Middle East       South
                                        America         America        & Africa        Pacific       Eliminations    Consolidated
                                     ------------    ------------    ------------    ------------    ------------    ------------
Three months ended March 31, 2003:
     Total revenues                  $    256,276    $     23,797    $    104,477    $    111,463    $    (12,363)   $    483,650
     Transfers between divisions           (4,113)         (1,410)         (3,618)         (3,222)         12,363              --
                                     ------------    ------------    ------------    ------------    ------------    ------------
     Revenues from customers         $    252,163    $     22,387    $    100,859    $    108,241    $         --    $    483,650
                                     ============    ============    ============    ============    ============    ============
     Net revenues                    $    106,614    $      3,886    $     35,630    $     21,436                    $    167,566
                                     ============    ============    ============    ============                    ============
     Income (loss) from operations   $        327    $        791    $       (566)   $      4,086                    $      4,638
                                     ============    ============    ============    ============                    ============
Three months ended March 31, 2002:
     Total revenues                  $    245,950    $     17,725    $     80,675    $     84,404    $    (11,645)   $    417,109
     Transfers between divisions           (3,501)         (1,205)         (3,497)         (3,442)         11,645              --
                                     ------------    ------------    ------------    ------------    ------------    ------------
     Revenues from customers         $    242,449    $     16,520    $     77,178    $     80,962    $         --    $    417,109
                                     ============    ============    ============    ============    ============    ============
     Net revenues                    $    103,000    $      3,804    $     28,189    $     19,127                    $    154,120
                                     ============    ============    ============    ============                    ============
     Income (loss) from operations   $     (5,277)   $        332    $      2,036    $      4,445                    $      1,536
                                     ============    ============    ============    ============                    ============


         Revenues from transfers between divisions represent approximate amounts that would be charged if an unaffiliated company provided the services. Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues.

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of certain significant factors, which have affected certain aspects of the Company's financial position, and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-27288).

                                                   Three Months Ended March 31,
                                           ------------------------------------------------------------
                                                       2003                            2002
                                           ----------------------------    ----------------------------
                                                               % of                           % of
                                              Amount         Revenues         Amount         Revenues
                                           ------------    ------------    ------------    ------------
                                                       (in thousands, except percentages)

Revenues:
     Air freight forwarding                $    325,636            67.3    $    281,841            67.5
     Ocean freight forwarding                    63,357            13.1          48,027            11.5
     Customs brokerage and other                 94,657            19.6          87,241            21.0
                                           ------------    ------------    ------------    ------------
Revenues                                   $    483,650           100.0    $    417,109           100.0
                                           ============    ============    ============    ============


                                                             % of Net                        % of Net
                                              Amount         Revenues         Amount         Revenues
                                           ------------    ------------    ------------    ------------
Net revenues:
     Air freight forwarding                $     97,815            58.4    $     91,783            59.6
     Ocean freight forwarding                    14,417             8.6          13,977             9.0
     Customs brokerage and other                 55,334            33.0          48,360            31.4
                                           ------------    ------------    ------------    ------------
Net revenues                               $    167,566           100.0    $    154,120           100.0
                                           ============    ============    ============    ============

Operating expenses:
     Personnel costs                             96,815            57.8          85,360            55.4
     Other selling, general and
          administrative expenses                66,113            39.4          67,224            43.7
                                           ------------    ------------    ------------    ------------

Operating income                                  4,638             2.8           1,536             0.9
Nonoperating expense, net                          (142)           (0.1)         (8,306)           (5.3)
                                           ------------    ------------    ------------    ------------

Income (loss) before provision
     (benefit) for income taxes                   4,496             2.7          (6,770)           (4.4)
Provision (benefit) for income taxes              1,701             1.0          (2,640)           (1.7)
                                           ------------    ------------    ------------    ------------

Income (loss) before cumulative change
     in accounting for negative goodwill          2,795             1.7          (4,130)           (2.7)
Cumulative effect of change in
     accounting for negative goodwill                --              --             213             0.1
                                           ------------    ------------    ------------    ------------

     Net income (loss)                     $      2,795             1.7    $     (3,917)           (2.6)
                                           ============    ============    ============    ============

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)

SUBSEQUENT EVENT

         On April 1, 2003, we acquired the operations of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida for approximately $14.0 million in cash and a future payment of $10.0 million in the aggregate, which is payable in two equal payments of $5.0 million on April 1, 2004 and April 1, 2005. Under the terms of the purchase agreement, we acquired substantially all of the operating assets of MIF. The purchase agreement also contains a two-year earnout payable in cash if certain performance benchmarks are achieved.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         Revenues. Revenues increased $66.6 million, or 16.0%, to $483.7 million in the three months ended March 31, 2003 compared to $417.1 million in the three months ended March 31, 2002 primarily due to increases in both air freight forwarding and ocean freight forwarding revenues. Net revenues, which represents revenues less freight transportation costs, increased $13.5 million, or 8.8%, to $167.6 million in the three months ended March 31, 2003 compared to $154.1 million in the three months ended March 31, 2002 due to increases in both air freight forwarding and customs brokerage and other net revenues.

         Air freight forwarding revenues. Air freight forwarding revenues increased $43.8 million, or 15.5%, to $325.6 million in the three months ended March 31, 2003 compared to $281.8 million in the three months ended March 31, 2002 as a result of volume increases primarily in Asia Pacific, followed by Europe/Middle East and North America. The volume increases are primarily due to new large customer contracts and gains in market share.

         Air freight forwarding net revenues increased $6.0 million, or 6.5%, to $97.8 million in the three months ended March 31, 2003 compared to $91.8 million in the three months ended March 31, 2002. The air freight forwarding margin decreased to 30.0% for the three months ended March 31, 2003 compared to 32.6% for the three months ended March 31, 2002 due to pricing pressures resulting from our customers' focus on costs, higher fuel and security surcharges levied by airlines and the continued weakened U.S. economy.

         Ocean freight forwarding revenues. Ocean freight forwarding revenues increased $15.4 million, or 32.1%, to $63.4 million in the three months ended March 31, 2003 compared to $48.0 million in the three months ended March 31, 2002. The increase in revenues was principally due to volume increases in Asia Pacific, South America and Europe. Ocean freight forwarding net revenues increased $0.4 million, or 2.9%, to $14.4 million in the three months ended March 31, 2003 compared to $14.0 million in the three months ended March 31, 2002. Ocean forwarding margins, however, decreased to 22.8% in the three months ended March 31, 2003 compared to 29.1% in the three months ended March 31, 2002 due to a combination of declines in yields on consolidated traffic and a change in the mix from direct to consolidated activity.

         Customs brokerage and other revenues. Customs brokerage and other revenues, which includes warehousing, distribution and other logistics services, increased $7.5 million, or 8.6%, to $94.7 million in the three months ended March 31, 2003 compared to $87.2 million in the three months ended March 31, 2002 mainly due to increased logistics and import activity in Europe due to our acquisition of a company in France that focuses on imports and the start-up of two major logistics projects. Customs brokerage and other net revenues increased by $6.9 million, or 14.3%, to $55.3 million in the three months ended March 31, 2003 compared to $48.4 million in the three months ended March 31, 2002. The customs brokerage and other margin increased to 58.5% for the three months ended March 31, 2003 compared to 55.4% for the three months ended March 31, 2002 primarily due to the new logistics projects in Europe.

         Personnel costs. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $11.4 million, or 13.3%, to $96.8 million in the three months ended March 31, 2003 compared to $85.4 million in the three months

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)

ended March 31, 2002. As a percentage of net revenues, personnel costs were 57.8% in the three months ended March 31, 2003 compared to 55.4% in the three months ended March 31, 2002. The increase in personnel costs is primarily due to increases in expenses in North America and Europe. The increase in North America is due to the temporary salary reduction for five pay periods implemented in the U.S. during the first quarter of 2002. The increase in Europe is a result of additional personnel for the new logistics projects.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses decreased $1.1 million, or 1.7%, to $66.1 million in the three months ended March 31, 2003 compared to $67.2 million in the three months ended March 31, 2002. As a percentage of net revenues, other selling, general and administrative expenses were 39.4% in the three months ended March 31, 2003 compared to 43.7% in the three months ended March 31, 2002. The decrease is primarily due to a management focus on cost savings and realization of merger related cost synergies. The lower expenses are offset by increases primarily in facilities costs of $2.5 million, or 14.2%, as a result of expansion of facilities for new logistics projects in Europe.

         Nonoperating expense, net. For the three months ended March 31, 2003, nonoperating expense, net, was $142,000 compared to nonoperating expense, net, of $8.3 million for the three months ended March 31, 2002. The approximate $8.2 million change is primarily due to an impairment charge in the first quarter of 2002 of approximately $6.7 million for our investment in Miami Air. In addition, in the first quarter of 2002, we recorded an accrual of $1.3 million for Miami Air's outstanding letters of credit we guaranteed. See Note 7 of the notes to the condensed consolidated financial statements.

         Effective tax rate. The effective income tax rate for the three months ended March 31, 2003 was 37.8% compared to 39.0% for the three months ended March 31, 2002. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

         General

         Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control. In 2002, we substantially reduced operating costs and worked to diversify our customer base. Additionally in 2002, we made significant efforts to collect outstanding customer accounts receivable amounts and were able to use the cash from these collections to avoid additional new borrowings on our line of credit. If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.

         Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through March 31, 2004. However, we cannot provide assurance that there will be no change that would consume available resources significantly before that time. For example, the effect of the war in Iraq and other tensions in the Middle East, concerns about possible acts of terrorism directed against the United States and its interests, the effect of Severe Acute Respiratory Syndrome, or SARS, or other military, trade or travel disruptions impacting our ability to sell and market our services in the United States and internationally may negatively impact our results of operations. Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and the extent and timing of hiring additional personnel. We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)

         We make significant disbursements on behalf of our customers for transportation costs (primarily ocean) and customs duties for which the customer is the primary obligor. The billings to customers for these disbursements, which are several times the amount of revenues and fees derived from these transactions, are not recorded as revenues and expenses on our statement of operations; rather, they are reflected in our trade receivables and trade payables. Growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

         On April 1, 2003, we acquired the operations of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida for approximately $14.0 million in cash and a future payment of $10.0 million in the aggregate, which is payable in two equal payments of $5.0 million on April 1, 2004 and April 1, 2005. Under the terms of the purchase agreement, we acquired substantially all of the operating assets of MIF. The purchase agreement also contains a two-year earnout payable in cash if certain performance benchmarks are achieved.

         Cash flows from operating activities. Net cash used in operating activities was $5.4 million in the three months ended March 31, 2003 compared to net cash provided by operating activities of $31.9 million in the three months ended March 31, 2002. The decrease in the three months ended March 31, 2003 was primarily due to a $12.1 million net decrease in cash from changes in working capital for the three months ended March 31, 2003 compared to a $21.6 million net increase in cash from changes in working capital for the three months ended March 31, 2002. The positive working capital cash flow in the first quarter of 2002 was related to our efforts to collect significantly aged customer accounts receivable amounts outstanding as of December 31, 2001. The negative working capital cash flow in the first quarter of 2003 was due to an increase in current accounts receivable balances related to our increase in revenues and timing of payments for accounts payable and accrued transportation. Additionally during the three months ended March 31, 2003, $7.2 million was transferred to restricted cash, which consisted of $5.3 million to back security deposits for an international subsidiary and $2.0 million for funding requirements related to the EEOC Consent Decree settlement (see Note 11).

         Cash flows from investing activities. Net cash used in investing activities in the three months ended March 31, 2003 was $5.7 million compared to net cash provided by investing activities of $1.6 million in the three months ended March 31, 2002. We incurred capital expenditures of $4.3 million during the three months ended March 31, 2003 as compared $3.7 million during the three months ended March 31, 2002. During the first quarter of 2003, we completed an acquisition of an international freight forwarder and customs broker in France for approximately $1.1 million, net of cash acquired and made a $600,000 earnout payment related to an acquisition completed in a prior year. During the three months ended March 31, 2002, we received proceeds of $5.3 million from sales of other assets and a sale-lease back transaction.

         Cash flows from financing activities. Net cash provided by financing activities in the three months ended March 31, 2003 was $919,000 compared to net cash used in financing activities of $1.9 million in the three months ended March 31, 2002. Net borrowings on notes payable was $321,000 for the three months ended March 31, 2003 compared to net repayments of $2.6 million in the three months ended March 31, 2002. Proceeds from the exercise of stock options were $598,000 in the three months ended March 31, 2003 compared to $146,000 in the three months ended March 31, 2002.

         Convertible subordinated notes

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

         The notes are convertible at any time four trading days prior to maturity into shares of EGL common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact our diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of March 31, 2003, the fair value of the notes was $114.4 million.

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

         Credit agreement

         Effective December 20, 2001, we amended and restated our existing credit agreement. The amended and restated credit facility, which was last amended effective as of March 31, 2003, is with a syndicate of three financial institutions, with Bank of America, N.A. as collateral and administrative agent for the lenders, and matures on December 20, 2004. The amended and restated credit facility provides a revolving line of credit of up to the lesser of:

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

         The maximum amount that we can borrow at any particular time may be less than the amount of our revolving credit line because we are required to maintain a specified amount of borrowing availability under the amended and restated credit facility based on our eligible borrowing base. The required amount of borrowing availability is currently $25 million. The amount of borrowing availability is determined by subtracting the following from our eligible borrowing base: (a) our borrowings under the amended and restated credit facility; and (b) our accounts payable and the accounts payable of all of our domestic subsidiaries and our Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

         The amended and restated credit facility includes a $50 million letter of credit subfacility. We had $23.1 million in standby letters of credit outstanding as of March 31, 2003 under this facility. The collateral value associated with the revolving line of credit at March 31, 2003 was $176.6 million. No amounts were outstanding under the revolving line of credit as of March 31, 2003. Therefore, our available, unused borrowing capacity was $51.9 million as of March 31, 2003.

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)

         For each tranche of principal borrowed under the revolving line of credit, we may elect an interest rate of either LIBOR plus an applicable margin of 2.00% to 2.75% that varies based upon availability under the line, or the prime rate announced by Bank of America, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.

         We refer to borrowings bearing interest based on LIBOR as a LIBOR tranche and to other borrowings as a prime rate tranche. The interest on a LIBOR tranche is payable on the last day of the interest period (one, two or three months, as selected by us) for such LIBOR tranche. The interest on a prime rate tranche is payable monthly.

         A termination fee of 0.25% of the total revolving commitment would be payable upon termination of the amended and restated credit facility if the termination occurs before December 20, 2003 (unless terminated in connection with a refinancing arranged or underwritten by Bank of America or its affiliates).

         We are subject to certain covenants under the terms of the amended and restated credit facility, including, but not limited to, (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth and (b) quarterly and annual limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

         The amended and restated credit facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all domestic subsidiaries and our Canadian operating subsidiary. In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if our eligible borrowing base falls below $40 million. Events of default under the amended and restated credit facility include, but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability to perform under the amended and restated credit facility or that of any of our domestic subsidiaries or our Canadian operating subsidiary. The Amendment to the Credit Agreement dated March 31, 2003 consented to our acquisition of substantially all the business operations and assets of MIF. See Note 12 of the notes to the condensed consolidated financial statements.

         Litigation

         In addition to the EEOC matter (Note 11), we are party to routine litigation incidental to our business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. We have established accruals for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

         Stock options

         As of March 31, 2003, we had outstanding non-qualified stock options to purchase an aggregate of 5.5 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $8.09 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the three months ended March 31, 2003 of non-qualified stock options to purchase an aggregate of 58,000 shares of common stock, we were entitled to a federal income tax deduction of approximately $75,000. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

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

RELATED PARTY TRANSACTIONS

         Investment in Miami Air International, Inc.

         In connection with the Miami Air investment, Miami Air and EGL entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to us for a three-year term. In addition, we caused a $7 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. This letter of credit was reduced to $3.0 million in January 2003. Miami Air agreed to pay us an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse us for any payments made by us in respect to the letter of credit. As of March 31, 2003, Miami Air had no funded debt under the line of credit that is supported by the standby letter of credit. As of March 31, 2003, Miami Air had outstanding $2.2 million in letters of credit and surety bonds that were supported by the standby letter of credit.

         During the first quarter of 2002, there were three aircraft subject to the aircraft charter agreement and we paid approximately $4.9 million related to this agreement. In May 2002, EGL and Miami Air mutually agreed to cancel the aircraft charter agreement for the three planes as of May 9, 2002 and we agreed to pay $450,000 for services rendered in May 2002 and aircraft repositioning costs.

         The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air made the Company aware that the amounts due Miami Air's bank (which are secured by seven 727 planes) were significantly higher than the market value of those planes. In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes. Miami Air had informed us that its creditors had indicated a willingness to make concessions. In May 2002, we were informed that Miami Air's creditors were no longer willing to make concessions and that negotiations with its creditors had reached an impasse and no agreement appeared feasible. As such, in the first quarter of 2002, we recognized an other than temporary impairment of the entire carrying value of our $6.7 million investment in Miami Air, which included a $509,000 increase in value attributable to our 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, we recorded an accrual of $1.3 million for our estimated exposure on the outstanding funded debt and letters of credit supported by the standby letter of credit. During the third quarter of 2002, Miami Air informed us that certain of its creditors had made certain concessions. As of March 31, 2003, we had not adjusted our accrual and there can be no assurance that the ultimate loss, if any, will not exceed such estimate requiring an additional charge.

         Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman and CEO of EGL) and Mr. Hevrdejs (a director of EGL) are obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. EGL and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. As of March 31, 2003, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano (EGL's Chief Financial Officer) and two others. The Series A preferred stock was issued in December 2002, when all investors were called upon by the Board of Directors of Miami Air to purchase their preferred shares. The Series A

                                    EGL, INC.
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS - (CONTINUED)

preferred stock (1) is not convertible, (2) has a 15.0% annual dividend rate and
(3) is subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events. The original charter transactions between Miami Air and us were negotiated with Miami Air's management at arms length at the time our original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with our directors in other business transactions unrelated to Miami Air.

         Aircraft usage payments

         In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane. We are charged for actual usage of the plane on an hourly basis and billed on a periodic basis. During the three months ended March 31, 2003 and 2002, respectively, we reimbursed the entities controlled by Mr. Crane $126,000 and $346,000, respectively, for hourly usage of the plane.

         Source One Spares

         We subleased a portion of our warehouse space in Houston, Texas to a customer pursuant to a five-year sublease, which was terminated in early 2002 and became a month-to-month sublease agreement. The customer is partially owned by Mr. Crane. Rental income was approximately $54,000 and $21,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, we billed this customer approximately $7,000 and $35,000 for freight forwarding services for the three months ended March 31, 2003 and 2002, respectively.

NEW ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES

         See Notes 1 and 2 of the notes to the condensed consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in exposure to market risk from that discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. See Note 4 of the notes to the condensed consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

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

                                    EGL, INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On October 2, 2001, we and the U.S. Equal Employment Opportunity Commission (the EEOC) announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge. The EEOC's Commissioner's Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2002. Under the Consent Decree, we agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination. The settlement covers
(1) claims by applicants arising between December 1, 1995 and December 31, 2000;
(2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund). The Program will provide training and educational opportunities for women and minorities already employed by us and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, we have not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree. During the quarter ended September 30, 2001, we accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 to the Leadership Development Program described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

         Of the eight named plaintiffs who filed suit against us in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against us. The remaining individuals who were named Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree. The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify. Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, we intend to continue to vigorously defend against their allegations. We currently expect to prevail in our defense of any remaining individual claims. There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations. The Consent Decree settlement provides that we establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. As of March 31, 2003, we have deposited $4.5 million of the required $8.5 million into the Class Fund and $500,000 into the Leadership Development Fund. See Note 11 of the notes to our condensed consolidated financial statements.

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

                                    EGL, INC

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY-HOLDERS

       NONE

ITEM 5. OTHER INFORMATION

       FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the Circle merger and the MIF acquisition; the Restated Credit Facility; effects of and exposure relating to Miami Air; the termination of joint venture/agency agreements and the Company's ability to recover assets in connection therewith; the Company's plan to reduce costs (including the scope, timing, impact and effects thereof); headcount reductions (including the scope, timing, impact and effects thereof); pending or expected financing transactions; changes in the Company's dedicated charter fleet strategy (including the scope, timing, impact and effects thereof); the Company's ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof); the Company's ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company's services to domestic and global economic conditions; cost management efforts; expected growth; construction of new facilities; the results, timing, outcome or effect of litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; the effectiveness of the Company's disclosure controls and procedures; the expected impact of changes in accounting policies on the Company's results of operations, financial condition or cash flows; the "fair value" of the Company's reporting units; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions or dispositions and any effects, benefits, results, terms or other aspects of such acquisitions or dispositions; the impact of the war in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or other military or trade or travel disruptions that could impact our ability to do business; ability to continue growth and implement growth and business strategy; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.

         The Company's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to acquisitions or mergers, including the integration of systems, operations and other businesses; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects); the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; the results of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the Company's vulnerability to risks inherent in operating in international markets, including without limitation, general political and economic instability in international markets as a result of, among other things, the war in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or other military or trade or travel disruptions; the timing, success and effects of the Company's restructuring, whether the Company enters into arrangements with third parties relating to such leased aircraft and the terms of such arrangements, the results of the new air network, responses of customers to the Company's actions by the Company's principal shareholder; actions by Miami

                                   EGL, INC.


Air and its creditors; the lack of effectiveness of the Company's disclosure controls and procedures; the likelihood and/or result of any audit or review of the Company's Department of Transportation grant application; accuracy of accounting and other estimates; the Company's potential exposure to claims involving its local pickup and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; changes in accounting policies; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission including those detailed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" in the Company's Form 10-K for the year ended December 31, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

          10.1 Consent and Third Amendment to Credit Agreement, dated as of March 31, 2003, between EGL and Bank of America, N.A., and other financial institutions named therein.

          10.2    Amended and Restated Non-Employee Director Stock Plan.

          99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------

* Incorporated by reference as indicated.


      (b)      REPORTS ON FORM 8-K.

               NONE

                                    EGL, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                           EGL, INC.
                                                     ---------------------
                                                         (Registrant)



Date:  May 15, 2003                                  By:  /s/JAMES R. CRANE
       ------------                                  -----------------------
                                                          James R. Crane
                                                     Chairman, President and
                                                     Chief Executive Officer




Date:  May 15, 2003                                  By:  /s/ELIJIO V. SERRANO
       ------------                                  -------------------------
                                                          Elijio V. Serrano
                                                      Chief Financial Officer

                                   EGL, INC.


                                 CERTIFICATIONS

I, James R. Crane, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of EGL, Inc. (the "registrant");

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003

By: /s/ JAMES R. CRANE
    ---------------------------------------
    James R. Crane, Chief Executive Officer

                                    EGL, INC.


                                 CERTIFICATIONS

I, Elijio V. Serrano, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of EGL, Inc. (the "registrant");

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

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003

By:  /s/ ELIJIO V. SERRANO
     ------------------------------------------
     Elijio V. Serrano, Chief Financial Officer

                                    EGL, INC.

                                INDEX TO EXHIBITS
 *3.1    Second Amended and Restated Articles of Incorporation of the
         Company, as amended. (Filed as Exhibit 3 (i) to the Company's
         Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000 and incorporated herein by reference.)

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

 10.1    Consent and Third Amendment to Credit Agreement, dated as of March 31,
         2003, between EGL and Bank of America, N.A., and other financial institutions named therein.

 10.2    Amended and Restated Non-Employee Director Stock Plan.


 99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
         1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.