Form 10-Q
period 2003-06-30
EGL INC
filed 2003-08-14
CIK 1001718

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2003

                                       or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______


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

At August 1, 2003 the number of shares outstanding of the registrant's common stock was 47,206,071 (net of 1,014,949 treasury shares).

                                    EGL, INC.

                               INDEX TO FORM 10-Q

                  PART I.  FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of                                                              1
                    June 30, 2003 and December 31, 2002

                  Condensed Consolidated Statements of Operations for the                                                  2
                    Six Months ended June 30, 2003 and 2002

                  Condensed Consolidated Statements of Operations for the                                                  3
                    Three Months ended June 30, 2003 and 2002

                  Condensed Consolidated Statements of Cash Flows for the                                                  4
                    Six Months ended June 30, 2003 and 2002

                  Condensed Consolidated Statement of Stockholders' Equity for the                                         5
                    Six Months ended June 30, 2003

                  Notes to Condensed Consolidated Financial Statements                                                     6

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS                                                                          17

                  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                     27

                  ITEM 4.  CONTROLS AND PROCEDURES                                                                        27

                  PART II.  OTHER INFORMATION                                                                             28

                  ITEM 1.  LEGAL PROCEEDINGS                                                                              28

                  ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                                                       28

                  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                                                28

                  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                            29

                  ITEM 5.  OTHER INFORMATION                                                                              29

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                               31

                  SIGNATURES                                                                                              32


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    EGL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                        (in thousands, except par values)

                                                                                   JUNE 30,      DECEMBER 31,
                                                                                    2003             2002
                                                                                  ---------      ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                    $  82,484       $ 111,477
     Restricted cash                                                                 11,148           7,806
     Trade receivables, net of allowance of $13,297 and $13,717                     397,481         371,024
     Other receivables                                                               13,036          13,213
     Deferred income taxes                                                           12,328           6,228
     Income taxes receivable                                                          1,555           1,019
     Other current assets                                                            26,420          32,964
                                                                                  ---------       ---------
             Total current assets                                                   544,452         543,731
Property and equipment, net                                                         155,014         157,403
Assets held for sale                                                                    539             644
Investments in unconsolidated affiliates                                             40,147          40,042
Goodwill                                                                             93,790          81,881
Deferred income taxes                                                                 6,257           5,327
Other assets, net                                                                    27,799          13,087
                                                                                  ---------       ---------
             Total assets                                                         $ 867,998       $ 842,115
                                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade payables and accrued transportation costs                              $ 216,955       $ 224,132
     Accrued salaries and related costs                                              41,087          31,218
     Accrued merger restructuring costs                                               6,391           8,227
     Current portion of long-term notes payable                                      10,637           5,639
     Income taxes payable                                                               473           2,595
     Other liabilities                                                               65,038          70,409
                                                                                  ---------       ---------
             Total current liabilities                                              340,581         342,220
Long-term notes payable                                                             109,667         103,993
Deferred income taxes                                                                13,562           3,720
Other noncurrent liabilities                                                          5,835           6,789
                                                                                  ---------       ---------
             Total liabilities                                                      469,645         456,722
                                                                                  ---------       ---------
Minority interests                                                                    5,935           8,852
                                                                                  ---------       ---------
Commitments and contingencies (Notes 10 and 11)
Stockholders' equity:
     Common stock, $0.001 par value, 200,000 shares authorized; 48,215
           and 48,091 shares issued; 47,200 and 47,054 shares outstanding                48              48
     Additional paid-in capital                                                     150,018         148,682
     Retained earnings                                                              283,408         274,146
     Treasury stock, 1,015 and 1,037 shares held                                    (17,386)        (17,769)
     Accumulated other comprehensive loss                                           (23,670)        (28,566)
                                                                                  ---------       ---------
             Total stockholders' equity                                             392,418         376,541
                                                                                  ---------       ---------
             Total liabilities and stockholders' equity                           $ 867,998       $ 842,115
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

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                             -----------------------------
                                                                                2003               2002
                                                                             -----------       -----------
Revenues                                                                     $ 1,010,513       $   872,028
Cost of transportation                                                           657,417           554,753
                                                                             -----------       -----------
Net revenues                                                                     353,096           317,275

Operating expenses:
   Personnel costs                                                               201,573           175,537
   Other selling, general and administrative expenses                            134,674           135,477
                                                                             -----------       -----------
Operating income                                                                  16,849             6,261
Nonoperating expense, net                                                         (1,951)          (11,494)
                                                                             -----------       -----------
Income (loss) before provision (benefit) for income taxes                         14,898            (5,233)
Provision (benefit) for income taxes                                               5,636            (2,041)
                                                                             -----------       -----------
Income (loss) before cumulative effect of change in accounting for
   negative goodwill                                                               9,262            (3,192)
Cumulative effect of change in accounting for negative
   goodwill                                                                           --               213
                                                                             -----------       -----------
Net income (loss)                                                            $     9,262       $    (2,979)
                                                                             ===========       ===========

Basic earnings (loss) per share before cumulative effect of change
   in accounting for negative goodwill                                       $      0.20       $     (0.07)
Cumulative effect of change in accounting for negative goodwill                       --              0.01
                                                                             -----------       -----------
Basic earnings (loss) per share                                              $      0.20       $     (0.06)
                                                                             ===========       ===========

Basic weighted-average common shares outstanding                                  47,110            47,901

Diluted earnings (loss) per share before cumulative effect of change in
   accounting for negative goodwill                                          $      0.20       $     (0.07)
Cumulative effect of change in accounting for negative goodwill                       --              0.01
                                                                             -----------       -----------
Diluted earnings (loss) per share                                            $      0.20       $     (0.06)
                                                                             ===========       ===========

Diluted weighted-average common shares outstanding                                47,355            47,901


       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (in thousands, except per share amounts)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                -------------------------
                                                                   2003            2002
                                                                ---------       ---------
Revenues                                                        $ 526,863       $ 454,919
Cost of transportation                                            341,333         291,764
                                                                ---------       ---------
Net revenues                                                      185,530         163,155

Operating expenses:
        Personnel costs                                           104,758          90,177
        Other selling, general and administrative expenses         68,561          68,253
                                                                ---------       ---------
Operating income                                                   12,211           4,725
Nonoperating expense, net                                          (1,809)         (3,188)
                                                                ---------       ---------
Income before provision for income taxes                           10,402           1,537
Provision for income taxes                                          3,935             599
                                                                ---------       ---------

Net income                                                      $   6,467       $     938
                                                                =========       =========

Basic earnings per share                                        $    0.14       $    0.02
Basic weighted-average common shares outstanding                   47,154          47,895

Diluted earnings per share                                      $    0.14       $    0.02
Diluted weighted-average common shares outstanding                 47,424          48,152

       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (in thousands)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               -------------------------
                                                                                 2003            2002
                                                                               ---------       ---------
Cash flows from operating activities:
   Net income (loss)                                                           $   9,262       $  (2,979)
   Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
         Depreciation and amortization                                            15,377          14,869
         Bad debt expense                                                          4,457           4,821
         Amortization of unearned compensation                                        --             317
         Deferred income tax expense (benefit)                                     2,808         (10,715)
         Tax benefit of stock options exercised                                      200             134
         Equity in earnings of affiliates, net of dividends received                (105)           (848)
         Minority interests, net of dividends paid                                   636             606
         Transfer to restricted cash                                              (3,286)         (1,185)
         Cumulative effect of change in accounting for negative
            goodwill                                                                  --            (213)
         Impairment of investment in an unconsolidated affiliate                      --           6,653
         Other                                                                      (114)            766
         Net effect of changes in working capital, net of assets acquired        (28,573)         34,537
                                                                               ---------       ---------
Net cash provided by operating activities                                            662          46,763
                                                                               ---------       ---------
Cash flows from investing activities:
   Capital expenditures                                                          (10,832)         (9,813)
   Proceeds from sales of other assets                                               540           7,350
   Proceeds from sale-lease back transactions                                      1,158           2,462
   Acquisitions of businesses, net of cash acquired                              (21,084)             --
   Dividend paid to minority interest partner                                        (93)             --
                                                                               ---------       ---------
Net cash used in investing activities                                            (30,311)             (1)
                                                                               ---------       ---------
Cash flows from financing activities:
   Issuance (repayment) of notes payable                                              31          (1,528)
   Issuance of common stock for employee stock purchase plan                         272             779
   Proceeds from exercise of stock options                                         1,247             330
                                                                               ---------       ---------
Net cash provided by (used in) financing activities                                1,550            (419)
                                                                               ---------       ---------

Effect of exchange rate changes on cash                                             (894)            970
                                                                               ---------       ---------
Increase (decrease) in cash and cash equivalents                                 (28,993)         47,313
Cash and cash equivalents, beginning of the period                               111,477          77,440
                                                                               ---------       ---------
Cash and cash equivalents, end of the period                                   $  82,484       $ 124,753
                                                                               =========       =========

       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                                 (in thousands)

                                                                                                            Accumulated
                                                           Additional                                         other
                                         Common stock       paid-in      Retained      Treasury stock      comprehensive
                                       Shares    Amount     capital      earnings    Shares      Amount        loss        Total
                                       ------    ------    ----------    --------    ------     --------   -------------  --------
Balance at December 31, 2002           48,091    $   48    $ 148,682     $274,146     1,037     $(17,769)    $(28,566)    $376,541
Net income                                 --        --           --        9,262        --           --           --        9,262
Recognition in earnings of net
    deferred loss on swaps                 --        --           --           --        --           --          114          114
Foreign currency translation
    adjustments                            --        --           --           --        --           --        4,782        4,782
Issuance of shares under
    employee stock purchase plan           --        --         (111)          --       (22)         383           --          272
Exercise of stock options,
     including tax benefit                124        --        1,447           --        --           --           --        1,447
                                       ------    ------    ---------     --------     -----     --------     --------     --------
Balance at June 30, 2003               48,215    $   48    $ 150,018     $283,408     1,015     $(17,386)    $(23,670)    $392,418
                                       ======    ======    =========     ========     =====     ========     ========     ========

       See notes to unaudited condensed consolidated financial statements.

                                    EGL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company's Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position at June 30, 2003 and the results of its operations for the three and six months ended June 30, 2003 and its cash flows for the six months ended June 30, 2003. Results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for EGL's full fiscal year.

NOTE 1 - ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         EGL is a leading global transportation, supply chain management and information services company operating in one business segment and dedicated to providing flexible logistics solutions on a price competitive basis. The Company's services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services. The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, India, South America and South Pacific (see Note 12).

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

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes. Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements. Management must apply significant judgment in this process. Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are: the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management's understanding of the Company's business - both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company's principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends. The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates - which may result in the selection of estimates which could be viewed as conservative or aggressive by others - based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate. Management uses its business and financial accounting judgment in selecting the most appropriate estimates. The Company believes that the estimates utilized in the preparation of the condensed consolidated financial statements are prudent and reasonable; however, actual amounts could and will differ from those estimates.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



COMPREHENSIVE INCOME

         Components of comprehensive income for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands):

                                      SIX MONTHS ENDED JUNE 30,    THREE MONTHS ENDED JUNE 30,
                                      -------------------------    ---------------------------
                                          2003        2002              2003        2002
                                        -------     -------            -------     -------
Net income (loss)                       $ 9,262     $(2,979)           $ 6,467     $   938
Change in value of marketable
       securities, net                       --         (14)                --         (17)
Recognition in earnings of net
      deferred loss on swaps                114         761                112         382
Foreign currency translation
       adjustments                        4,782       4,032              4,821       6,218
                                        -------     -------            -------     -------
Comprehensive income                    $14,158     $ 1,800            $11,400     $ 7,521
                                        =======     =======            =======     =======

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

         In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supersedes EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of a liability. SFAS 146 states that an entity's commitment to a plan does not create a present obligation to others that meets the definition of a liability. Generally, SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 as of January 1, 2003 with no material impact on its results of operations, financial position or cash flows.

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

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



         In January 2003, the Financial Accounting Standards Board issued FIN No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51." The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46 are effective for the Company as of July 1, 2003. Adoption of FIN 46 may change the accounting treatment for an affiliate of the Company, Ashton Leasing, Ltd. (Ashton). The Company and certain independent owner-operators lease vehicles from Ashton. The Company owns 70% of and is a limited partner of Ashton. Prior to the adoption of FIN 46, due to its limited voting rights, the Company used the equity method to account for its investment in Ashton. Upon adoption of FIN 46, the Company may consolidate Ashton, which is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

         In March 2003, the Emerging Issues Task Force released EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF 00-21 is not expected to have a significant impact on the Company's results of operations, financial position or cash flows.

         In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" and, generally, improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. Adoption of SFAS 149 is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

NOTE 3 - BUSINESS COMBINATIONS

         During the first quarter of 2003, the Company acquired Transimpex, SA, an international freight forwarder and customs broker based in France, for approximately $1.1 million, net of cash acquired and made an earnout payment of $600,000 related to an acquisition completed in a prior year.

         On April 1, 2003, the Company acquired substantially all of the operating assets of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida. Aggregate consideration for the acquisition totaled $23.7 million, comprised of $13.7 million in cash and future payments of $10.0 million in the aggregate, which are payable in two equal payments of $5.0 million in April 2004 and 2005. The purchase agreement for the acquisition provided for additional contingent two-year earnout payments of up to $8.0 million in the aggregate if certain post-acquisition performance criteria are achieved. The acquisition added to the Company's condensed consolidated balance sheet approximately $12.4 million in intangible assets, $11.0 million in goodwill and $288,000 in net tangible assets. The Company recorded the acquisition using the purchase method of accounting, with the related results of operations being included in the Company's condensed consolidated financial statements from the date of acquisition forward. All contingent payments for the acquisition will be accounted for as adjustments to goodwill and will be recorded at the time that the amounts of the payments are determinable by the Company. The pro forma effect on revenues and net income of the Company assuming this acquisition was consummated at January 1, 2002 would have been immaterial.

         In April 2003, the Company purchased from one of its joint venture partners a 26% interest in the Company's operating subsidiary in Singapore. Prior to the acquisition, the Company owned 74% of this entity and consolidated it for financial reporting purposes. The purchase consideration for the interest the Company did not previously own

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



consisted of approximately $5.7 million in cash, which included $3.7 million for the minority interest liability at the acquisition date. The acquisition added to the Company's condensed consolidated balance sheet approximately $891,000 of intangible assets and $1.1 million of other long-term assets.

NOTE 4 - DERIVATIVE INSTRUMENTS

         In April 2001, the Company entered into a two year interest rate swap agreement, which was designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR based revolving credit facility or any substitute debt agreements the Company enters into. Accordingly, the change in the fair value of the swap agreement was initially recorded in other comprehensive income. In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006. The proceeds from these notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments has been eliminated. The swap agreement no longer qualified for cash flow hedge accounting and was undesignated as of December 7, 2001. The net loss on the swap agreement included in other comprehensive income as of December 7, 2001 was $2.0 million and is being amortized to interest expense over the remaining life of the swap agreement. Subsequent changes in the fair value of the swap agreement are recorded in interest expense. During the three and six months ended June 30, 2003, the Company recorded $127,000 and $506,000, respectively, of realized and unrealized losses on the interest rate swap agreement. The interest rate swap agreement expired in April 2003.

         In conjunction with its aircraft charter agreements, the Company is obligated to pay current market prices for jet fuel. During November 2002, the Company entered into a jet fuel swap agreement. The purpose of this agreement is to hedge the Company's exposure to volatility in market prices for jet fuel. The swap agreement has a term of one year and expires in December 2003. On a monthly basis, the Company pays a fixed rate of approximately $0.68 per gallon for 400,000 gallons of jet fuel and receives a payment equal to the monthly average commodity price for the same amount of jet fuel. The Company originally designated this swap as a cash flow hedge under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." Due to changes in the market prices of jet fuel and the associated volatility during the first quarter of 2003, the swap agreement was ineffective both for the three months ended March 31, 2003 and on a prospective basis, and no longer qualifies for cash flow hedge accounting. Changes in the fair value of the swap agreement after March 2003 are recognized in earnings. During the three and six months ended June 30, 2003, the Company recorded approximately $67,000 and $631,000, respectively, in nonoperating income for associated realized and unrealized gains. The fair value of this swap agreement at June 30, 2003 was an asset of approximately $223,000.

NOTE 5 - STOCK-BASED COMPENSATION

         At June 30, 2003, the Company has six stock-based employee compensation plans under which stock-based awards have been granted. The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The intrinsic value method used by the Company generally results in no compensation expense being recorded for stock option grants made by the Company because those grants are typically made with option exercise prices substantially equal to fair market value at the date of option grant. The application of the alternative fair value method under SFAS No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee's rights in the options vest. The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts).

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                                    SIX MONTHS ENDED             THREE MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                  -----------------------      -----------------------
                                                     2003          2002           2003          2002
                                                  ---------     ---------      ---------     ---------
Net income (loss) as reported                     $   9,262     $  (2,979)     $   6,467     $     938
Deduct:  Total stock-based employee
       compensation expense determined
       under the fair value based method for
       all awards, net of related tax effects         2,337         2,720            927         1,447
                                                  ---------     ---------      ---------     ---------
Pro forma net income (loss)                       $   6,925     $  (5,699)     $   5,540     $    (509)
                                                  =========     =========      =========     =========

Earnings (loss) per share:
       Basic-as reported                          $    0.20     $   (0.06)     $    0.14     $    0.02
       Basic-pro forma                                 0.15         (0.12)          0.12         (0.01)
       Diluted-as reported                             0.20         (0.06)          0.14          0.02
       Diluted-pro forma                               0.15         (0.12)          0.12         (0.01)

NOTE 6 - EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per common share excludes dilution and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings
(loss) per common share includes potential dilution that could occur if options to issue common stock were exercised. Stock options and shares issuable upon conversion of the convertible notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented.

         The table below indicates the potential common shares issuable which were included in computing the dilutive potential common shares used in diluted earnings (loss) per common share (in thousands):

                                                                            SIX MONTHS ENDED       THREE MONTHS ENDED
                                                                                JUNE 30,                JUNE 30,
                                                                           ------------------      ------------------
                                                                            2003        2002        2003        2002
                                                                           ------      ------      ------      ------
Weighted average common shares outstanding--used in basic earnings
   (loss) per common share ............................................    47,110      47,901      47,154      47,895
Net dilutive potential common shares issuable:
      On exercise of options ..........................................       245          --         270         257
      On conversion of convertible senior notes .......................        --          --          --          --
                                                                           ------      ------      ------      ------
Weighted average common shares and dilutive potential common shares--
   used in diluted earnings (loss) per common share ...................    47,355      47,901      47,424      48,152
                                                                           ======      ======      ======      ======

         The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive (in thousands):

                                                                           SIX MONTHS ENDED    THREE MONTHS ENDED
                                                                               JUNE 30,              JUNE 30,
                                                                           -----------------    ------------------
                                                                           2003       2002       2003       2002
                                                                           -----      -----      -----      -----
Net dilutive potential common shares issuable:
      On exercise of options - exercise price greater than average
         market value during period .....................................   4,302      4,439      4,179      4,414
      On exercise of options - antidilutive due to net loss during
         period .........................................................      --        226         --         --
      On conversion of convertible senior notes .........................   5,736      5,736      5,736      5,736

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 7 - IMPAIRMENT OF INVESTMENT IN AN UNCONSOLIDATED AFFILIATE

         In the first quarter of 2002, the Company recognized an other than temporary impairment of the entire $6.7 million carrying value of its common stock investment in Miami Air, which included a $509,000 increase in value attributable to the Company's 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, the Company recorded an accrual of $1.3 million for its estimated exposure on the outstanding funded debt and letters of credit supported by the standby letter of credit issued by the Company in favor of certain creditors for Miami Air. During the third quarter of 2002, Miami Air informed the Company that certain of its creditors had made certain concessions. The Company has not adjusted its accrual. Furthermore, there can be no assurance that the ultimate loss, if any, will not exceed such accrual. As of June 30, 2003, the standby letter of credit was $3.0 million and Miami Air had no funded debt outstanding under the line of credit that is supported by the standby letter of credit.

NOTE 8 - MERGER TRANSACTION, RESTRUCTURING AND INTEGRATION COSTS

         The Company maintains an accrual for charges established under its fourth quarter 2000 plan (the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger. The principal components of the Plan involved the termination of certain employees at the former Circle's headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain of the Company's international locations. With the exception of payments to be made for remaining future lease obligations, the terms of the Plan were substantially completed in 2001. There were no charges incurred under the Plan in the six months ended June 30, 2003 and 2002. The changes in the accrual during the six months ended June 30, 2003 and the remaining unpaid accrued charges as of December 31, 2002 and June 30, 2003 are as follows (in thousands):

                                                      Accrued liability                   Accrued liability
                                                        December 31,         Payments/        June 30,
                                                            2002            Reductions          2003
                                                      -----------------     ----------    -----------------
Severance costs                                           $    787           $    336         $    451
Future lease obligations, net of subleasing                  7,215              1,483            5,732
Termination of joint venture/agency agreements                 225                 17              208
                                                          --------           --------         --------
                                                          $  8,227           $  1,836         $  6,391
                                                          ========           ========         ========

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

         Amounts recorded for future lease obligations under the Plan are net of approximately $15.9 million in anticipated future recoveries from actual sublease agreements and $12.0 million from expected sublease agreements as of June 30, 2003. Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed as of June 30, 2003 or are deemed probable of execution during 2003. There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 9 - NOTES PAYABLE

CONVERTIBLE SUBORDINATED NOTES

         In December 2001, the Company issued $100 million aggregate principal amount of 5% convertible subordinated notes. The notes bear interest at an annual rate of 5%. Interest is payable on June 15 and December 15 of each year. The notes mature on December 15, 2006. Deferred financing fees incurred in connection with the transaction totaled $3.2 million and are being amortized over five years as a component of interest expense.

         The notes are convertible at any time up to four trading days prior to maturity into shares of common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact the Company's diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of June 30, 2003, the estimated fair value of these notes was $114.1 million.

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

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         o reserves from time to time established by the Bank in its reasonable credit judgment.

         The aggregate of the last four sub-bullet points above is referred to as the Company's eligible borrowing base.

         The maximum amount that the Company can borrow at any particular time may be less than the amount of its revolving credit line because the Company is required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on the Company's eligible borrowing base. As of June 30, 2003, the required amount of borrowing availability is $25 million. The amount of borrowing availability is determined by subtracting the following from the Company's eligible borrowing base: (a) the Company's borrowings under the Restated Credit Facility; and (b) the Company's accounts payable and the accounts payable of all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

         The Restated Credit Facility includes a $50 million letter of credit subfacility. The Company had $31.5 million in standby letters of credit outstanding as of June 30, 2003 under this facility. The collateral value associated with the revolving line of credit at June 30, 2003 was $176.8 million, which exceeds the maximum revolving credit line of $75.0 million. No amounts were outstanding under the revolving line of credit as of June 30, 2003. Therefore, the Company had available, unused borrowing capacity of $43.5 million as of June 30, 2003.

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

         The Company is subject to certain covenants under the terms of the Restated Credit Facility, including, but not limited to, (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth and (b) limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

         The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company's assets, and is guaranteed by all domestic subsidiaries and the Company's Canadian operating subsidiary. In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if the Company's eligible borrowing base falls below $40 million. Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company's operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that of any of the Company's domestic subsidiaries or its Canadian operating subsidiary. The Amendment to the Credit Agreement dated March 31, 2003 consented to the Company's acquisition of substantially all the business operations and assets of MIF (see Note 3).

NOTE 10 - GUARANTEES

         At June 30, 2003, the Company had guaranteed certain financial liabilities, the majority of which relate to the Company's freight forwarding operations. The Company, in the normal course of business, is required to guarantee certain amounts related to customs bonds and services received from airlines. These types of guarantees are usual and customary in the freight forwarding industry and include IATA (International Air Transport Association) guarantees

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


together with customs bonds. The Company operates as a customs broker and prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, in many cases facilitates the payment of import duties on behalf of the importer, arranges for payment of collect freight charges and assists the importer in obtaining the most advantageous commodity classifications and in qualifying for duty drawback refunds. The Company also arranges for surety bonds for importers as part of its customs brokerage activities.

         The Company secures guarantees primarily by three methods: a $50 million standby letter of credit subfacility discussed in Note 9, surety bonds and security time deposits which are restricted as to withdrawal for a specified timeframe and are classified on the Company's balance sheet as restricted cash.

         The Company issues IATA related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business. IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight. Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations. Generally, guarantees have one-year or two-year terms and are renewed upon expiration. As of June 30, 2003, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $81.8 million. Approximately $54.5 million in liabilities related to these guarantees are reflected in the Company's condensed consolidated financial statements.

         Additionally, at June 30, 2003, the Company had guaranteed certain other financial liabilities related to unconsolidated affiliates, joint venture investments and business acquisitions as detailed below.

         In connection with its equity investment in Miami Air, the Company caused a standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments made by the Company in respect to the letter of credit. As of June 30, 2003, Miami Air had no funded debt under the line of credit that is supported by the standby letter of credit. Additionally, as of June 30, 2003, Miami Air had outstanding $2.9 million in letters of credit and surety bonds that were supported by the standby letter of credit. Payment by the Company would be required upon default by Miami Air. The maximum potential amount of future payments which the Company could be required to make under this guarantee at June 30, 2003 is $3.0 million. The Company has an accrual of $1.3 million as of June 30, 2003 for its estimated exposure on this standby letter of credit.

         The Company is a guarantor on a revolving line of credit with respect to another of the Company's unconsolidated affiliates. The outstanding balance owed by the unconsolidated affiliate was $60,000 as of June 30, 2003 and the maximum exposure to the Company under this guarantee is $300,000.

         In connection with two of the Company's 51% owned subsidiaries, the Company has guaranteed 100% of the working capital line of credit and other various operational guarantees of each of these joint ventures. As of June 30, 2003, the maximum amount of these guarantees was $3.0 million with $2.1 million drawn against these obligations.

         The Company is a guarantor for 40% of outstanding amounts on a $5.0 million revolving line of credit for one of the Company's unconsolidated affiliates. The unconsolidated affiliate's outstanding balance was approximately $3.9 million at June 30, 2003; therefore, the amount of the Company's guarantee was approximately $1.6 million. The future maximum exposure to the Company under this guarantee is $2.0 million.

         In connection with its acquisition of MIF in April 2003, the Company is contingently liable for a two-year earnout payment of up to $8.0 million in cash if certain post-acquisition performance criteria are achieved. Contingent payments will be recorded at the time that the amounts of the payments are determinable by the Company.

         In addition, the Company has entered into indemnification agreements with certain officers and directors of the Company.

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE 11 - LEGAL MATTERS

EEOC LEGAL SETTLEMENT

         On October 2, 2001, the U.S. Equal Employment Opportunity Commission (the EEOC) and EGL announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC's Commissioner's Charge. The EEOC's Commissioner's Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2002. Under the Consent Decree, the Company agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination. The settlement covers
(1) claims by applicants arising between December 1, 1995 and December 31, 2000;
(2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000. In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund). This Program will provide training and educational opportunities for women and minorities already employed by the Company and will also establish scholarships and work study opportunities at educational institutions. In entering the Consent Decree, the Company has not made any admission of liability or wrongdoing. The Consent Decree was approved by the District Court in Houston on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

         The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. The Company made an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree was approved and is required to fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th and October 5th) immediately after the effective date of the Consent Decree. The Leadership Development Fund was funded fully at the time of the first quarterly payment as discussed above. As of June 30, 2003, the Company had funded $6.5 million into the Class Fund and $500,000 into the Leadership Development Fund. This amount is included as restricted cash in the accompanying condensed consolidated balance sheet. Total related accrued liabilities included in the accompanying condensed consolidated balance sheet at June 30, 2003 were $12.0 million.

         Of the eight named plaintiffs who filed suit against the Company in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against the Company. The claims of one of the named plaintiffs have been dismissed by the court. The remaining six individuals who were named Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree. The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify. Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend itself against their allegations. The Company currently expects to prevail in its defense of any remaining individual claims. There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

OTHER LEGAL MATTERS

         An employee was injured while on property owned by an executive officer of the Company. No claim has been asserted against the Company at this time, but the Company believes that any asserted claim would be covered by

                                    EGL, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

NOTE 12 - GEOGRAPHIC AND SERVICES INFORMATION

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

                                                                      Europe, Middle
                                            North          South       East, India      Asia & South
                                           America        America        & Africa         Pacific       Eliminations    Consolidated
                                          ---------       --------    --------------    ------------    ------------    ------------
Six months ended June 30, 2003:
       Total revenues                     $ 533,445       $ 46,655       $ 215,788       $ 238,451       $ (23,826)      $1,010,513
       Transfers between divisions           (8,135)        (3,009)         (6,844)         (5,838)         23,826               --
                                          ---------       --------       ---------       ---------       ---------       ----------
       Revenues from customers            $ 525,310       $ 43,646       $ 208,944       $ 232,613       $      --       $1,010,513
                                          =========       ========       =========       =========       =========       ==========
       Net revenues                       $ 225,975       $  8,067       $  74,026       $  45,028                       $  353,096
                                          =========       ========       =========       =========                       ==========
       Income from operations             $   5,634       $  1,402       $     604       $   9,209                       $   16,849
                                          =========       ========       =========       =========                       ==========
Six months ended June 30, 2002:
       Total revenues                     $ 505,880       $ 36,388       $ 172,315       $ 181,339       $ (23,894)      $  872,028
       Transfers between divisions           (6,797)        (2,495)         (7,132)         (7,470)         23,894               --
                                          ---------       --------       ---------       ---------       ---------       ----------
       Revenues from customers            $ 499,083       $ 33,893       $ 165,183       $ 173,869       $      --       $  872,028
                                          =========       ========       =========       =========       =========       ==========
       Net revenues                       $ 210,138       $  7,727       $  58,994       $  40,416                       $  317,275
                                          =========       ========       =========       =========                       ==========
       Income (loss) from operations      $  (7,819)      $    487       $   4,812       $   8,781                       $    6,261
                                          =========       ========       =========       =========                       ==========

                                                                      Europe, Middle
                                            North          South       East, India      Asia & South
                                           America        America        & Africa         Pacific       Eliminations    Consolidated
                                          ---------       --------    --------------    ------------    ------------    ------------
Three months ended June 30, 2003:
       Total revenues                     $ 277,169       $  22,858      $ 111,311       $ 126,988       $ (11,463)      $ 526,863
       Transfers between divisions           (4,022)         (1,599)        (3,226)         (2,616)         11,463              --
                                          ---------       ---------      ---------       ---------       ---------       ---------
       Revenues from customers            $ 273,147       $  21,259      $ 108,085       $ 124,372       $      --       $ 526,863
                                          =========       =========      =========       =========       =========       =========
       Net revenues                       $ 119,361       $   4,181      $  38,396       $  23,592                       $ 185,530
                                          =========       =========      =========       =========                       =========
       Income from operations             $   5,308       $     611      $   1,170       $   5,122                       $  12,211
                                          =========       =========      =========       =========                       =========
Three months ended June 30, 2002:
       Total revenues                     $ 259,930       $  18,663      $  91,640       $  96,935       $ (12,249)      $ 454,919
       Transfers between divisions           (3,296)         (1,290)        (3,635)         (4,028)         12,249              --
                                          ---------       ---------      ---------       ---------       ---------       ---------
       Revenues from customers            $ 256,634       $  17,373      $  88,005       $  92,907       $      --       $ 454,919
                                          =========       =========      =========       =========       =========       =========
       Net revenues                       $ 107,138       $   3,923      $  30,805       $  21,289                       $ 163,155
                                          =========       =========      =========       =========                       =========
       Income (loss) from operations      $  (2,542)      $     155      $   2,776       $   4,336                       $   4,725
                                          =========       =========      =========       =========                       =========

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

                                                                    Six Months Ended June 30,
                                               -----------------------------------------------------------------
                                                            2003                               2002
                                               -----------------------------       -----------------------------
                                                                    % of                                 % of
                                                 Amount           Revenues           Amount            Revenues
                                               -----------       -----------       -----------       -----------
                                                              (in thousands, except percentages)
Revenues:
       Air freight forwarding                  $   674,859              66.8       $   587,275              67.3
       Ocean freight forwarding                    134,862              13.3           100,633              11.6
       Customs brokerage and other                 200,792              19.9           184,120              21.1
                                               -----------       -----------       -----------       -----------
Revenues                                       $ 1,010,513             100.0       $   872,028             100.0
                                               ===========       ===========       ===========       ===========

                                                                  % of Net                            % of Net
                                                 Amount           Revenues           Amount           Revenues
                                               -----------       -----------       -----------       -----------
Net revenues:
       Air freight forwarding                  $   205,472              58.2       $   189,224              59.7
       Ocean freight forwarding                     30,262               8.6            28,597               9.0
       Customs brokerage and other                 117,362              33.2            99,454              31.3
                                               -----------       -----------       -----------       -----------
Net revenues                                   $   353,096             100.0       $   317,275             100.0
                                               ===========       ===========       ===========       ===========

Operating expenses:
       Personnel costs                             201,573              57.1           175,537              55.3
       Other selling, general and
           administrative expenses                 134,674              38.1           135,477              42.7
                                               -----------       -----------       -----------       -----------

Operating income                                    16,849               4.8             6,261               2.0
Nonoperating expense, net                           (1,951)             (0.6)          (11,494)             (3.6)
                                               -----------       -----------       -----------       -----------

Income (loss) before provision (benefit)            14,898               4.2            (5,233)             (1.6)
       for income taxes
Provision (benefit) for income taxes                 5,636               1.6            (2,041)             (0.6)
                                               -----------       -----------       -----------       -----------

Income (loss) before cumulative effect of
       change in accounting for negative
       goodwill                                      9,262               2.6            (3,192)             (1.0)
Cumulative effect of change in
       accounting for negative
       goodwill                                         --                --               213               0.1
                                               -----------       -----------       -----------       -----------

Net income (loss)                              $     9,262               2.6       $    (2,979)             (0.9)
                                               ===========       ===========       ===========       ===========

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         Revenues. Revenues increased $138.5 million, or 15.9%, to $1,010.5 million in the six months ended June 30, 2003 compared to $872.0 million in the six months ended June 30, 2002 due to increases in revenues across all product lines and within each geographic division. On April 1, 2003, we completed the acquisition of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker in Miami, Florida, which contributed to the increase in revenues within each product line in North America. Revenues also increased in Asia Pacific, Europe and Canada due to the strength of foreign currencies against the U.S. dollar in 2003. Net revenues, which represent revenues less freight transportation costs, increased $35.8 million, or 11.3%, to $353.1 million in the six months ended June 30, 2003 compared to $317.3 million in the six months ended June 30, 2002 due to increases in net revenues from air freight forwarding and customs brokerage and other net revenues.

         Air freight forwarding revenues. Air freight forwarding revenues increased $87.6 million, or 14.9%, to $674.9 million in the six months ended June 30, 2003 compared to $587.3 million in the six months ended June 30, 2002 as a result of volume increases primarily in Asia Pacific, followed by Europe/Middle East and North America. Volume increases were primarily due to new large customer contracts and gains in market share.

         Air freight forwarding net revenues increased $16.3 million, or 8.6%, to $205.5 million in the six months ended June 30, 2003, as compared to $189.2 million in the six months ended June 30, 2002. The air freight forwarding margin decreased to 30.4% for the six months ended June 30, 2003, compared to 32.2% for the six months ended June 30, 2002 as a result of declines in Asia Pacific and Europe/Middle East offset by margin improvements in North America. The margin declines are due to pricing pressures resulting from our customers' focus on costs, higher fuel and security surcharges levied by airlines and higher air cargo costs in Asia due to the Severe Acute Respiratory Syndrome (SARS) crisis. Improved margins in North America are the result of reduced reliance on dedicated charters and better utilization of our air and ground network.

         Ocean freight forwarding revenues. Ocean freight forwarding revenues increased $34.3 million, or 34.1%, to $134.9 million in the six months ended June 30, 2003 compared to $100.6 million in the six months ended June 30, 2002. The increase was principally due to volume increases across all geographic divisions, but most significantly in Asia Pacific and South America. Ocean freight forwarding net revenues increased $1.7 million or 5.9%, to $30.3 for the six months ended June 30, 2003 compared to $28.6 million for the six months ended June 30, 2002. The ocean freight forwarding margin, however, decreased to 22.5% for the six months ended June 30, 2003 compared to 28.4% in the six months ended June 30, 2002 due to a combination of declines in yields on consolidated traffic and a change in the mix from direct to consolidated activity.

         Customs brokerage and other revenues. Customs brokerage and other revenues, which includes warehousing, distribution and other logistics services, increased $16.7 million, or 9.1%, to $200.8 million in the six months ended June 30, 2003 compared to $184.1 million in the six months ended June 30, 2002. The increase was principally due to new logistics projects in North America and Europe. Customs brokerage and other net revenues increased by $17.9 million, or 18.0% to $117.4 million in the six months ended June 30, 2003 compared to $99.5 million in the six months ended June 30, 2002. The customs brokerage and other margin increased to 58.5% for the six months ended June 30, 2003 compared to 54.0% for the six months ended June 30, 2002, primarily due to new logistics projects in North America and Europe.

         Personnel costs. Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers. Personnel costs increased $26.1 million, or 14.9%, to $201.6 million in the six months ended June 30, 2003 compared to $175.5 million in the six months ended June 30, 2002. As a percentage of net revenues, personnel costs were 57.1% in the six months ended June 30, 2003, compared to 55.3% in the six months ended June 30, 2002. The increase in personnel costs is a result of additional

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


headcount in Europe and North America due to increased volumes and new logistics projects as well as a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter of 2002.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses remained stable at $134.7 million for the six months ended June 30, 2003 compared to $135.5 million in the six months ended June 30, 2002. As a percentage of net revenues, other selling, general and administrative expenses were 38.1% in the six months ended June 30, 2003 compared to 42.7% in the six months ended June 30, 2002. The decrease in other selling, general and administrative expenses is primarily due to management initiatives on cost savings. Lower expenses were offset by increases primarily in facilities costs of $5.7 million, or 16.1%, as a result of expansion of facilities for new logistics projects in Europe, expansion of several stations in the U.S. and the acquisition of MIF in April 2003.

         Nonoperating income (expense), net. For the six months ended June 30, 2003, nonoperating expenses were $2.0 million compared to $11.5 million for the six months ended June 30, 2002. The decrease is primarily due to charges recorded in the first quarter of 2002 of approximately $6.7 million and $1.3 million, respectively, for the impairment of our investment in Miami Air and for our exposure on Miami Air's outstanding letters of credit. See Notes 7 and 10 of the notes to the condensed consolidated financial statements. Other nonoperating expense, net also decreased due to lower interest expense from our interest rate swap, which expired in April 2003, and higher income from our jet fuel swap.

         Effective tax rate. The effective income tax rate for the six months ended June 30, 2003 was 37.8% compared to 39.0% for the six months ended June 30, 2002. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)



                                                        Three Months Ended June 30,
                                         ------------------------------------------------------------
                                                   2003                             2002
                                         --------------------------       ---------------------------
                                                            % of                              % of
                                          Amount          Revenues          Amount          Revenues
                                         ---------       ----------       ----------       ----------
                                                    (in thousands, except percentages)
Revenues:
       Air freight forwarding            $ 349,223             66.3       $  305,434             67.1
       Ocean freight forwarding             71,505             13.6           52,606             11.6
       Customs brokerage and other         106,135             20.1           96,879             21.3
                                         ---------       ----------       ----------       ----------
Revenues                                 $ 526,863            100.0       $  454,919            100.0
                                         =========       ==========       ==========       ==========



                                                          % of Net                          % of Net
                                          Amount          Revenues          Amount          Revenues
                                         ---------       ----------       ----------       ----------
Net revenues:
       Air freight forwarding            $ 107,657             58.0       $   97,441             59.7
       Ocean freight forwarding             15,845              8.5           14,620              9.0
       Customs brokerage and other          62,028             33.5           51,094             31.3
                                         ---------       ----------       ----------       ----------
Net revenues                             $ 185,530            100.0       $  163,155            100.0
                                         =========       ==========       ==========       ==========

Operating expenses:
       Personnel costs                     104,758             56.4           90,177             55.3
       Other selling, general and
            administrative expenses         68,561             37.0           68,253             41.8
                                         ---------       ----------       ----------       ----------

Operating income                            12,211              6.6            4,725              2.9
Nonoperating expense, net                   (1,809)            (1.0)          (3,188)            (2.0)
                                         ---------       ----------       ----------       ----------

Income before provision
       for income taxes                     10,402              5.6            1,537              0.9
Provision for income taxes                   3,935              2.1              599              0.3
                                         ---------       ----------       ----------       ----------

Net income                               $   6,467              3.5       $      938              0.6
                                         =========       ==========       ==========       ==========

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         Revenues. Revenues increased $72.0 million, or 15.8%, to $526.9 million in the three months ended June 30, 2003 compared to $454.9 million in the three months ended June 30, 2002 due to increases in revenues across all product lines and within each geographic division. Revenues in North America increased due to the acquisition of MIF in April 2003. Revenues also increased in Asia Pacific and Europe due to the strength of foreign currencies against the U.S. dollar in 2003. Net revenues, which represents revenues less freight transportation costs, increased $22.3 million, or 13.7%, to $185.5 million in the three months ended June 30, 2003 compared to $163.2 million in the three months ended June 30, 2002 primarily due to increases in both air freight forwarding and customs brokerage and other net revenues.

         Air freight forwarding revenues. Air freight forwarding revenues increased $43.8 million, or 14.3%, to $349.2 million in the three months ended June 30, 2003 compared to $305.4 million in the three months ended June 30, 2002 as a result of volume increases primarily in Asia Pacific, followed by Europe/Middle East and North America. The volume increases are primarily due to new large customer contracts and gains in market share.

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


         Air freight forwarding net revenues increased $10.3 million, or 10.6%, to $107.7 million in the three months ended June 30, 2003 compared to $97.4 million in the three months ended June 30, 2002. The air freight forwarding margin decreased to 30.8% for the three months ended June 30, 2003 compared to 31.9% for the three months ended June 30, 2002 as a result of declines in Asia Pacific and Europe/Middle East, offset by margin improvements in North America. The margin declines are due to pricing pressures resulting from our customers' focus on costs, higher fuel and security surcharges levied by airlines and higher air cargo costs in Asia due to the SARS crisis. Improved margins in North America are the result of reduced reliance on dedicated charters and better utilization of our air and ground network.

         Ocean freight forwarding revenues. Ocean freight forwarding revenues increased $18.9 million, or 35.9%, to $71.5 million in the three months ended June 30, 2003 compared to $52.6 million in the three months ended June 30, 2002. The increase in revenues was principally due to volume increases across all geographic divisions, but most significantly in Asia Pacific and South America. Ocean freight forwarding net revenues increased $1.2 million, or 8.2%, to $15.8 million in the three months ended June 30, 2003 compared to $14.6 million in the three months ended June 30, 2002. The ocean forwarding margin, however, decreased to 22.1% in the three months ended June 30, 2003 compared to 27.8% in the three months ended June 30, 2002 due to a combination of declines in yields on consolidated traffic and a change in the mix from direct to consolidated activity.

         Customs brokerage and other revenues. Customs brokerage and other revenues increased $9.2 million, or 9.5%, to $106.1 million in the three months ended June 30, 2003 compared to $96.9 million in the three months ended June 30, 2002. The increase was principally due to new logistics projects in North America and Europe. Customs brokerage and other net revenues increased by $10.9 million, or 21.3%, to $62.0 million in the three months ended June 30, 2003 compared to $51.1 million in the three months ended June 30, 2002. The customs brokerage and other margin increased to 58.4% for the three months ended June 30, 2003 compared to 52.7% for the three months ended June 30, 2002 primarily due to the new logistics projects in Europe and North America.

         Personnel costs. Personnel costs increased $14.6 million, or 16.2%, to $104.8 million in the three months ended June 30, 2003 compared to $90.2 million in the three months ended June 30, 2002. As a percentage of net revenues, personnel costs were 56.4% in the three months ended June 30, 2003 compared to 55.3% in the three months ended June 30, 2002. The increase in personnel costs is a result of additional headcount in Europe and North America due to increased volumes and new logistics projects.

         Other selling, general and administrative expenses. Other selling, general and administrative expenses remained stable at $68.6 million in the three months ended June 30, 2003 compared to $68.3 million in the three months ended June 30, 2002. As a percentage of net revenues, other selling, general and administrative expenses were 37.0% in the three months ended June 30, 2003 compared to 41.8% in the three months ended June 30, 2002. The decrease is primarily due to management initiatives on cost savings. The lower expenses are offset by increases primarily in facilities costs of $3.2 million, or 18.1%, as a result of expansion of facilities for new logistics projects in Europe and North America and the acquisition of MIF.

         Nonoperating expense, net. For the three months ended June 30, 2003, nonoperating expense, net, decreased to $1.8 million compared to nonoperating expense, net, of $3.2 million for the three months ended June 30, 2002 due to lower interest expense from our interest rate swap, which expired in April 2003.

         Effective tax rate. The effective income tax rate for the three months ended June 30, 2003 was 37.8% compared to 39.0% for the three months ended June 30, 2002. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

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

         Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through June 30, 2004. However, we cannot provide assurance that there will be no change that would consume available resources significantly before that time. For example, the effect of the war in Iraq and other tensions in the Middle East, concerns about possible acts of terrorism directed against the United States and its interests, the effect of SARS or other military, trade or travel disruptions impacting our ability to sell and market our services in the United States and internationally may negatively impact our results of operations. Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders. If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and the extent and timing of hiring additional personnel. We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

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

         Cash flows from operating activities. Net cash provided by operating activities was $662,000 in the six months ended June 30, 2003 compared to $46.8 million in the six months ended June 30, 2002. The decrease in the six months ended June 30, 2003 was primarily due to a $28.6 million net decrease in cash from changes in working capital for the six months ended June 30, 2003 compared to a $34.5 million net increase in cash from changes in working capital for the six months ended June 30, 2002. The positive working capital cash flow during the six months ended June 30, 2002 was related to our efforts to collect significantly aged customer accounts receivable amounts outstanding as of December 31, 2001. The negative working capital cash flow in the six months ended June 30, 2003 was due to the timing of payments for accounts payable and accrued transportation, an increase in current accounts receivable balances related to our increase in revenues and a net increase in other assets and liabilities. Additionally during the six months ended June 30, 2003, we transferred $3.3 million to restricted cash, which consisted of $4.0 million for funding requirements related to the EEOC Consent Decree settlement (see Note 11 of the notes to the condensed consolidated financial statements), partially offset by lower funding requirements for international revolving credit facilities.

         Cash flows from investing activities. Net cash used in investing activities in the six months ended June 30, 2003 was $30.3 million compared to $1,000 in the six months ended June 30, 2002. We incurred capital expenditures of $10.8 million during the six months ended June 30, 2003 compared to $9.8 million during the six months ended June 30, 2002. During the six months ended June 30, 2003, we completed several acquisitions with aggregate cash consideration of $21.1 million. In April 2003, we acquired MIF for $13.7 million in cash. Also in April 2003, we purchased from one of our joint venture partners a 26% interest in our operating subsidiary in Singapore for approximately $5.7 million in cash.

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)



We also completed an acquisition of an international freight forwarder and customs broker in France for approximately $1.1 million, net of cash acquired and made a $600,000 earnout payment related to an acquisition completed in a prior year. During the six months ended June 30, 2003 and June 30, 2002, respectively, we received proceeds of approximately $1.7 million and $9.8 million from sales of other assets and sale-leaseback transactions.

         Cash flows from financing activities. Net cash provided by financing activities in the six months ended June 30, 2003 was $1.6 million compared to net cash used in financing activities of $419,000 in the six months ended June 30, 2002. Net borrowings on notes payable was $31,000 for the six months ended June 30, 2003 compared to net repayments of $1.5 million in the six months ended June 30, 2002. Proceeds from the exercise of stock options were $1.2 million in the six months ended June 30, 2003 compared to $330,000 in the six months ended June 30, 2002. Proceeds from the issuance of common stock for our employee stock purchase plan were $272,000 for the six months ended June 30, 2003 compared to $779,000 for the six months ended June 30, 2002.

         Acquisitions

         During the first quarter of 2003, we acquired Transimpex, SA, an international freight forwarder and customs broker based in France, for approximately $1.1 million, net of cash acquired, and made an earnout payment of $600,000 related to an acquisition completed in a prior year.

         On April 1, 2003, we acquired substantially all of the operating assets of MIF, a privately held international freight forwarder and customs broker based in Miami, Florida. Aggregate consideration for the acquisition totaled $23.7 million, comprised of $13.7 million in cash and future payments of $10.0 million in the aggregate, which are payable in two equal payments of $5.0 million in April 2004 and 2005. The purchase agreement for the acquisition provided for additional contingent two-year earnout payments of up to $8.0 million in the aggregate if certain post-acquisition performance criteria are achieved. The acquisition added to our condensed consolidated balance sheet approximately $12.4 million in intangible assets, $11.0 million in goodwill and $288,000 in net tangible assets.

         In April 2003, we purchased from one of our joint venture partners a 26% interest in our operating subsidiary in Singapore. Prior to the acquisition, we owned 74% of this entity and consolidated it for financial reporting purposes. The purchase consideration for the interest we did not previously own consisted of approximately $5.7 million in cash, which included $3.7 million for the minority interest liability at the acquisition date. The acquisition added to our condensed consolidated balance sheet approximately $891,000 of intangible assets and $1.1 million of other long-term assets.

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

         The notes are convertible at any time four trading days prior to maturity into shares of EGL common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date. This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes. Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption. The shares that are potentially issuable may impact our diluted earnings per share calculation in future periods by approximately 5.7 million shares. As of June 30, 2003, the fair value of the notes was $114.1 million.

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

         The maximum amount that we can borrow at any particular time may be less than the amount of our revolving credit line because we are required to maintain a specified amount of borrowing availability under the amended and restated credit facility based on our eligible borrowing base. As of June 30, 2003, the required amount of borrowing availability is $25 million. The amount of borrowing availability is determined by subtracting the following from our eligible borrowing base: (a) our borrowings under the amended and restated credit facility; and (b) our accounts payable and the accounts payable of all of our domestic subsidiaries and our Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

         The amended and restated credit facility includes a $50 million letter of credit subfacility. We had $31.5 million in standby letters of credit outstanding as of June 30, 2003 under this facility. The collateral value associated with the revolving line of credit at June 30, 2003 was $176.8 million, which exceeds the maximum revolving credit line of $75.0 million. No amounts were outstanding under the revolving line of credit as of June 30, 2003. Therefore, our available, unused borrowing capacity was $43.5 million as of June 30, 2003.

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

         We are subject to certain covenants under the terms of the amended and restated credit facility, including, but not limited to, (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth and (b) limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

         The amended and restated credit facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all domestic subsidiaries and our Canadian operating subsidiary. In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if our eligible borrowing base falls below $40 million. Events of default under the amended and restated credit facility include, but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability to perform under the amended and restated credit facility or that of any of our domestic subsidiaries or our Canadian operating subsidiary. The Amendment to the Credit Agreement dated March 31, 2003 consented to our acquisition of substantially all the business operations and assets of MIF. See Note 3 of the notes to the condensed consolidated financial statements.

         Litigation

         As discussed in "Part II, Item 1. Legal Proceedings", we have reached a Consent Decree settlement with the EEOC which resolves the EEOC's allegations contained in the Commissioners Charge. This Consent Decree was approved by the District Court on October 1, 2001. The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.

         In addition to the EEOC matter, we are party to routine litigation incidental to our business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped. Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers. We have established accruals for these other matters and it is management's opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

         Stock options

         As of June 30, 2003, we had outstanding non-qualified stock options to purchase an aggregate of $5.4 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $8.09 to $33.81). At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the six months ended June 30, 2003 of non-qualified stock options to purchase an aggregate of 124,000 shares of common stock, we were entitled to a federal income tax deduction of approximately $200,000. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, "Accounting for Income Taxes." Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)



the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

RELATED PARTY TRANSACTIONS

         Investment in Miami Air International, Inc.

         In connection with the Miami Air investment, Miami Air and EGL entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to us for a three-year term. In addition, we caused a standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay us an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse us for any payments made by us in respect to the letter of credit. As of June 30, 2003, Miami Air had no funded debt under the line of credit that is supported by the standby letter of credit. As of June 30, 2003, Miami Air had outstanding $2.9 million in letters of credit and surety bonds that were supported by the standby letter of credit.

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

         The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes. As a result, the market value of these planes declined dramatically. Miami Air made the Company aware that the amounts due Miami Air's bank (which are secured by seven 727 planes) were significantly higher than the market value of those planes. In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002. Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes. Miami Air had informed us that its creditors had indicated a willingness to make concessions. In May 2002, we were informed that Miami Air's creditors were no longer willing to make concessions and that negotiations with its creditors had reached an impasse and no agreement appeared feasible. As such, in the first quarter of 2002, we recognized an other than temporary impairment of the entire carrying value of our $6.7 million investment in Miami Air, which included a $509,000 increase in value attributable to our 24.5% share of Miami Air's first quarter 2002 results of operations. In addition, we recorded an accrual of $1.3 million for our estimated exposure on the outstanding funded debt and letters of credit supported by the standby letter of credit. During the third quarter of 2002, Miami Air informed us that certain of its creditors had made certain concessions. As of June 30, 2003, we had not adjusted our accrual. Furthermore, there can be no assurance that the ultimate loss, if any, will not exceed such accrual requiring an additional charge.

         Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman and CEO of EGL) and Mr. Hevrdejs (a director of EGL) were obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air's Series A preferred stock upon demand by the board of directors of Miami Air. EGL and Mr. Crane both have the right to appoint one member of Miami Air's board of directors. Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air's board of directors. As of March 31, 2003, directors appointed to Miami Air's board include a designee of Mr. Crane, Mr. Elijio Serrano (EGL's Chief Financial Officer) and two others. The Series A preferred stock was issued in December 2002, when all investors were called upon by the board of directors of Miami Air to purchase their preferred shares. The Series A preferred stock (1) is not convertible, (2) has a 15.0% annual dividend rate and (3) is subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events. The original charter transactions between Miami Air and us were negotiated with Miami Air's management at arms length at the time of our original investment in Miami Air. Miami Air's pre-transaction Chief Executive Officer has remained in that position and as a director following the

                                    EGL, INC.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS - (CONTINUED)


transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air. Other private investors in Miami Air have participated with our directors in other business transactions unrelated to Miami Air.

         Aircraft usage payments

         In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane. We are charged for actual usage of the plane on an hourly basis and billed on a periodic basis. During the six months ended June 30, 2003 and 2002, respectively, we reimbursed the entities controlled by Mr. Crane $186,000 and $755,000 for hourly usage of the plane. During the three months ended June 30, 2003 and 2002, respectively, we reimbursed the entities controlled by Mr. Crane $59,000 and $409,000 for hourly usage of the plane.

         Source One Spares

         We subleased a portion of our warehouse space in Houston, Texas to a customer pursuant to a five-year sublease, which was terminated in early 2002 and became a month-to-month sublease agreement. The customer is partially owned by Mr. Crane. Rental income was approximately $95,000 and $21,000 for the six months ended June 30, 2003 and 2002, respectively. Rental income was approximately $41,000 for the three months ended June 30, 2003. In addition, we billed this customer approximately $7,000 and $55,000 for freight forwarding services for the six months ended June 30, 2003 and 2002, respectively and $20,000 for the three months ended June 30, 2002. There was no rental income for the three months ended June 30, 2002 and no freight forwarding income for the three months ended June 30, 2003 with this customer.

NEW ACCOUNTING PRONOUNCEMENTS AND CRITICAL ACCOUNTING POLICIES

         See Note 2 of the notes to the condensed consolidated financial statements for new accounting pronouncements. See Note 1 of the notes to the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for critical accounting policies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes in exposure to market risk from that discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. See Notes 4 and 9 of the notes to the condensed consolidated financial statements and Part II Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

         (b) Changes in Internal Control over Financial Reporting

         There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

         Of the eight named plaintiffs who filed suit against us in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against us. The claims of one of the named plaintiffs has been dismissed by the court. The remaining six individuals who were named Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree. The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify. Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC. To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, we intend to continue to vigorously defend against their allegations. We currently expect to prevail in our defense of any remaining individual claims. There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations. A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations. The Consent Decree settlement provides that we establish and maintain segregated accounts for the Class Fund and Leadership Development Fund. As of June 30, 2003, we have deposited $6.5 million of the required $8.5 million into the Class Fund and $500,000 into the Leadership Development Fund. See Note 11 of the notes to our condensed consolidated financial statements.

         From time to time we are a party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation and are not aware of any litigation threatened against us, which we believe would have a material adverse effect on our business.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

                                    EGL, INC.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Our annual meeting of stockholders was held in Houston, Texas on May 12, 2003 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitation.

Stockholders approved the election of nine directors, each to serve for a one-year term, by the following votes:

                  DIRECTOR               FOR            WITHHELD
             James R. Crane           44,231,683         306,724
             Frank J. Hevrdejs        44,231,571         306,836
             Paul William Hobby       43,190,777       1,347,630
             Michael K. Jhin          44,231,571         306,836
             Milton Carroll           44,229,879         308,528
             Neil E. Kelley           44,231,683         306,724
             Rebecca A. McDonald      44,231,682         306,725
             James C. Flagg           44,231,682         306,725
             Elijio V. Serrano        44,231,571         306,836

Stockholders approved the amendment to the non-employee director stock option plan by the following vote:

             For....................................   25,970,865
             Against................................   16,698,972
             Abstain................................    1,868,570

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for 2003 by the following vote:

             For....................................   43,397,274
             Against................................    1,111,772
             Abstain................................       29,361

ITEM 5.  OTHER INFORMATION

         FORWARD-LOOKING STATEMENTS

         The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include, but are not limited to, those relating to the following: the effect and benefits of the Circle merger and the MIF acquisition; the Restated Credit Facility; effects of and exposure relating to Miami Air; the termination of joint venture/agency agreements and the Company's ability to recover assets in connection therewith; the Company's plan to reduce costs (including the scope, timing, impact and effects thereof); financing transactions; the Company's ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof); the Company's ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company's services to domestic and global economic conditions; cost management

                                    EGL, INC.


efforts; expected growth; construction of new facilities; the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith; future operating expenses; future margins; use of credit facility proceeds; the effectiveness of the Company's disclosure controls and procedures; the expected impact of changes in accounting policies on the Company's results of operations, financial condition or cash flows; the effect of swaps and other derivative instruments; the "fair value" of the Company's reporting units; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions or dispositions and any effects, benefits, results, terms or other aspects of such acquisitions or dispositions; the impact of the war in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or other military or trade or travel disruptions that could impact our ability to do business; ability to continue growth and implement growth and business strategies; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts. When used in this document, the words "anticipate," "estimate," "expect," "may," "plans," "project," and similar expressions are intended to be among the statements that identify forward-looking statements.

         The Company's results may differ significantly from the results discussed in the forward-looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to acquisitions or mergers, including the integration of systems, operations and other businesses; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects); the Company's dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company's ability to manage and continue its growth and implement its business strategy; the Company's dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation; the results of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other pending or potential litigation; the Company's vulnerability to general economic conditions and dependence on its principal customers; the Company's vulnerability to risks inherent in operating in international markets, including without limitation, general political and economic instability in international markets as a result of, among other things, the war in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or other military or trade or travel disruptions; the timing, success and effects of the Company's restructuring; whether the Company enters into arrangements with third parties relating to leased aircraft and the terms of such arrangements; the results of the new air network; responses of customers to the Company's actions by the Company's principal shareholder; actions by Miami Air and its creditors; the lack of effectiveness of the Company's disclosure controls and procedures; the likelihood and/or result of any audit or review of the Company's Department of Transportation grant application; accuracy of accounting and other estimates; the Company's potential exposure to claims involving its local pickup and delivery operations; the Company's future financial and operating results, cash needs and demand for its services; changes in accounting policies; and the Company's ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company's filings with the Securities and Exchange Commission including those detailed in the subsection entitled "Factors That May Affect Future Results and Financial Condition" in the Company's Form 10-K for the year ended December 31, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

         31.1     Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a).

         31.2     Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a).

       **32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *  Incorporated by reference as indicated.

         ** Indicates that the exhibit accompanies this report and is not filed as a part of it.

       (b) REPORTS ON FORM 8-K.

         In a Current Report on Form 8-K filed on April 16, 2003, we furnished under Item 9 information confirming earnings guidance and announced the webcast of our first quarter 2003 institutional investors meeting.

         In a Current Report on Form 8-K filed on May 13, 2003, we furnished under Item 9 (pursuant to Item 12) information regarding our financial results for the quarter ended March 31, 2003.

                                    EGL, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                             EGL, INC.
                                                       -----------------------
                                                           (Registrant)



   Date:  August 14, 2003                              By: /s/ James R. Crane
          ---------------                             -------------------------
                                                          James R. Crane
                                                      Chairman, President and
                                                           Chief Executive
                                                              Officer


   Date:  August 14, 2003                             By: /s/ Elijio V. Serrano
          ---------------                             -------------------------
                                                         Elijio V. Serrano
                                                      Chief Financial Officer

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

         31.1     Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a).

         31.2     Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a).

       **32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          *  Incorporated by reference as indicated.

          ** Indicates that the exhibit accompanies this report and is not filed as a part of it.