Form 10-Q
period 2003-09-30
EGL INC
filed 2003-11-14
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

or

[   ]

Transition report pursuant to Section 13 or 15(d)  of the Securities Exchange Act of 1934 for the

transition period from  ___ to ___

Commission file Number 0-27288

EGL, INC.

(Exact name of registrant as specified in its charter)

     Texas

76-0094895

________________________________________

________________________

(State or Other Jurisdiction of Incorporation or Organization)

(IRS Employer Identification No.)

15350 Vickery Drive, Houston, Texas 77032

(281) 618-3100

_____________________________________________________________________________

(Address of Principal Executive Offices, Including Registrant’s Zip Code, and Telephone Number, Including Area Code)

N/A

________________________________________________________

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

Yes X       No

At November 3, 2003 the number of shares outstanding of the registrant’s common stock was 47,347,233 (net of 1,014,949 treasury shares).

EGL, INC.
INDEX TO FORM 10-Q PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets as of		1
September 30, 2003 and December 31, 2002
Condensed Consolidated Statements of Operations for the		2
Nine Months ended September 30, 2003 and 2002
Condensed Consolidated Statements of Operations for the		3
Three Months ended September 30, 2003 and 2002
Condensed Consolidated Statements of Cash Flows for the		4
Nine Months ended September 30, 2003 and 2002
Condensed Consolidated Statement of Stockholders’ Equity for the		5
Nine Months ended September 30, 2003
Notes to Condensed Consolidated Financial Statements		6
Item 2.	Management’s Discussion and Analysis of Financial Condition and	17
	Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 2.	Change in Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits and Reports on Form 8-K	31
SIGNATURES		33

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$ 119,336	$ 111,477
Restricted cash	13,254	7,806
Trade receivables, net of allowance of $13,565 and $13,717	401,030	371,024
Other receivables	12,973	13,213
Deferred income taxes	13,234	6,228
Income taxes receivable	1,353	1,019
Other current assets	26,059	32,964
Total current assets	587,239	543,731
Property and equipment, net	159,085	158,214
Assets held for sale	-	644
Investments in unconsolidated affiliates	39,116	40,042
Goodwill	94,127	81,881
Deferred income taxes	5,327	5,327
Other assets, net	27,053	13,087
Total assets	$ 911,947	$ 842,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 251,154	$ 224,132
Accrued salaries and related costs	39,386	31,218
Accrued merger restructuring costs	7,138	9,038
Current portion of long-term notes payable	8,993	5,639
Income taxes payable	-	2,595
Other liabilities	64,263	70,409
Total current liabilities	370,934	343,031
Long-term notes payable	109,415	103,993
Deferred income taxes	14,563	3,720
Other noncurrent liabilities	8,821	6,789
Total liabilities	503,733	457,533
Minority interests	6,243	8,852
Commitments and contingencies (Notes 9 and 10)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 48,333
and 48,091 shares issued; 47,318 and 47,054 shares outstanding	48	48
Additional paid-in capital	151,921	148,682
Retained earnings	288,964	274,146
Treasury stock, 1,015 and 1,037 shares held	(17,386)	(17,769)
Accumulated other comprehensive loss	(21,576)	(28,566)
Total stockholders’ equity	401,971	376,541
Total liabilities and stockholders’ equity	$ 911,947	$ 842,926
See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Nine Months Ended
	September 30,
	2003	2002

Revenues	$ 1,549,788	$ 1,341,453
Cost of transportation	1,012,928	852,858
Net revenues	536,860	488,595

Operating expenses:
Personnel costs	306,036	270,383
Other selling, general and administrative expenses	202,642	203,641
Merger related restructuring and integration costs (Note 7)	-	5,476
Air Transportation Safety and System Stabilization grant (Note 3)	-	(8,923)

Operating income	28,182	18,018
Nonoperating expense, net	(4,348)	(13,829)

Income before provision for income taxes	23,834	4,189
Provision for income taxes	9,016	1,634

Income before cumulative effect of change in accounting for negative goodwill	14,818	2,555
Cumulative effect of change in accounting for negative goodwill	-	213

Net income	$ 14,818	$ 2,768

Basic earnings per share before cumulative effect of change
in accounting for negative goodwill	$ 0.31	$ 0.05
Cumulative effect of change in accounting for negative goodwill	-	0.01
Basic earnings per share	$ 0.31	$ 0.06

Basic weighted-average common shares outstanding	47,151	47,804

Diluted earnings per share before cumulative effect of change in accounting for
negative goodwill	$ 0.31	$ 0.05
Cumulative effect of change in accounting for negative goodwill	-	0.01
Diluted earnings per share	$ 0.31	$ 0.06

Diluted weighted-average common shares outstanding	47,419	47,998

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	September 30,
	2003	2002

Revenues	$ 539,275	$ 469,425
Cost of transportation	355,511	298,105
Net revenues	183,764	171,320

Operating expenses:
Personnel costs	104,463	94,846
Other selling, general and administrative expenses	67,968	68,164
Merger related restructuring and integration costs (Note 7)	-	5,476
Air Transportation Safety and System Stabilization grant (Note 3)	-	(8,923)

Operating income	11,333	11,757
Nonoperating expense, net	(2,397)	(2,335)

Income before provision for income taxes	8,936	9,422
Provision for income taxes	3,380	3,675

Net income	$ 5,556	$ 5,747

Basic earnings per share	$ 0.12	$ 0.12
Basic weighted-average common shares outstanding	47,230	47,658

Diluted earnings per share	$ 0.12	$ 0.12
Diluted weighted-average common shares outstanding	47,536	47,792

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net income	$ 14,818	$ 2,768
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,059	22,520
Bad debt expense	6,174	5,678
Amortization of unearned compensation	-	476
Impairment of assets	119	500
Deferred income tax expense (benefit)	3,862	(6,544)
Tax benefit of stock options exercised	317	134
Equity in losses (earnings) of affiliates	926	(663)
Minority interests	986	599
Transfer to restricted cash	(5,383)	(1,902)
Cumulative effect of change in accounting
for negative goodwill	-	(213)
Impairment of investment in an unconsolidated affiliate	-	6,653
Other	(1,321)	1,113
Net effect of changes in working capital, net of assets acquired	106	41,195
Net cash provided by operating activities	43,663	72,314

Cash flows from investing activities:
Capital expenditures	(19,507)	(25,255)
Proceeds from sales of other assets	2,623	7,567
Proceeds from sale-lease back transactions	1,158	2,462
Acquisitions of businesses, net of cash acquired	(21,084)	-
Cash received from minority interest partner	-	301
Dividend paid to minority interest partner	(185)	-
Net cash used in investing activities	(36,995)	(14,925)

Cash flows from financing activities:
Repayment of notes payable, net	(1,913)	(3,808)
Issuance of common stock for employee stock purchase plan	272	779
Proceeds from exercise of stock options	3,033	330
Repurchase of common stock	-	(9,357)
Net cash provided by (used in) financing activities	1,392	(12,056)

Effect of exchange rate changes on cash	(201)	(1,056)

Increase in cash and cash equivalents	7,859	44,277
Cash and cash equivalents, beginning of the period	111,477	77,440
Cash and cash equivalents, end of the period	$ 119,336	$ 121,717
See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other
	Shares	Amount			Shares	Amount	comprehensive loss	Total
Balance at December 31, 2002	48,091	$ 48	$ 148,682	$ 274,146	1,037	$ (17,769)	$ (28,566)	$ 376,541
Net income	-	-	-	14,818	-	-	-	14,818
Recognition in earnings
of net deferred
loss on swaps	-	-	-	-	-	-	99	99
Foreign currency
translation
adjustments	-	-	-	-	-	-	6,891	6,891
Issuance of shares under
employee stock
purchase plan	-	-	(111)	-	(22)	383	-	272
Exercise of stock options,
including tax benefit	242	-	3,350	-	-	-	-	3,350
Balance at September 30, 2003	48,333	$ 48	$ 151,921	$ 288,964	1,015	$ (17,386)	$ (21,576)	$ 401,971

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements. The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288). In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and its cash flows for the nine months ended September 30, 2003.  Results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

Note 1 - Organization, operations and summary of significant accounting policies

EGL is a leading global transportation, supply chain management and information services company operating in one business segment and dedicated to providing flexible logistics solutions on a price competitive basis.  The Company’s services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services.  The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents. The principal markets for all lines of business are North America, South America, Europe and Asia with significant operations in the Middle East, India, and the South Pacific (see Note 11).

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

Comprehensive income

Components of comprehensive income for the three and nine months ended September 30, 2003 and 2002 are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002

Net income	$ 14,818	$ 2,768	$ 5,556	$ 5,747
Change in value of marketable securities, net	-	(17)	-	(3)
Recognition in earnings of net deferred loss (gain) on swaps	99	1,138	(15)	377
Foreign currency translation adjustments	6,891	(222)	2,109	(4,254)
Comprehensive income	$ 21,808	$ 3,667	$ 7,650	$ 1,867

Note 2 - New accounting pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.”  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred and that the

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

associated long-lived asset retirement costs are capitalized.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company adopted SFAS 143, beginning January 1, 2003, with no material impact on its results of operations, financial position or cash flows.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS 146 supersedes EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes fair value as the objective for initial measurement of a liability.  SFAS 146 states that an entity’s commitment to a plan does not create a present obligation to others that meets the definition of a liability.  Generally, SFAS 146 was effective for exit or disposal activities initiated after December 31, 2002.  The Company adopted SFAS 146 as of January 1, 2003 with no material impact on its results of operations, financial position or cash flows.

In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN 45 expands on the accounting guidance of SFAS 5, 57 and 107 and incorporates without change the provisions of FIN 34, which was superseded.  FIN 45 elaborates on the existing disclosure requirements for most guarantees and clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002.  The Company adopted the disclosure provisions of FIN 45 effective December 31, 2002 and the remainder of this pronouncement effective January 1, 2003 with no material impact on its results of operations, financial position or cash flows.

In January 2003, the Financial Accounting Standards Board issued FIN No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.”  The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  The provisions of FIN 46 are effective for the Company as of December 31, 2003.   Adoption of FIN 46 may change the accounting treatment for an affiliate of the Company, Ashton Leasing, Ltd. (Ashton).  The Company and certain independent owner-operators lease vehicles from Ashton.  The Company is a limited partner of Ashton and, prior to the adoption of FIN 46, used the equity method to account for its investment in Ashton.  Upon adoption of FIN 46, the Company may consolidate Ashton, which is not expected to  have a material  impact on the Company’s results of operations, financial position or cash flows.

In March 2003, the Emerging Issues Task Force released EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (EITF 00-21). This issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities.  This issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company adopted EITF 00-21 effective July 1, 2003 with no material impact on its results of operations, financial position or cash flows.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149 (SFAS 149), “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” and, generally, improves financial reporting by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

designated after June 30, 2003.  The Company adopted SFAS 149 effective July 31, 2003 with no material impact on its results of operations, financial position or cash flows.

Note 3 - Air Transportation Safety and System Stabilization Act

As a result of the terrorist attacks on September 11, 2001, the Federal Aviation Administration (FAA) immediately suspended all commercial airline flights from September 11, 2001 until September 14, 2001, which effectively shut down the Company’s air freight forwarding operations.  Once the Company resumed air shipment operations, the passenger load factors on commercial airlines had been severely impacted which caused the airlines to cancel flights and greatly limited the movement of freight by air, along with increased pricing from the airlines on the remaining flights.

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act).  The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, from September 11, 2001, through December 31, 2001, associated with the terrorist attacks.  The Department of Transportation (DOT) makes the final determination of the amount of eligible direct and incremental losses incurred by each airline and freight carrier.  The DOT issued its final rules with respect to the Act on April 16, 2002.  The Company filed its final application for grant proceeds on August 26, 2002.  During the third quarter of 2002, the Company received grant proceeds of $8.9 million from the DOT, and recorded this amount in operating income.  The DOT, Congress, or other governmental agencies may perform an additional audit and/or review of the Company’s application.

Note 4 - Business combinations

During the first quarter of 2003, the Company acquired Transimpex, SA, an international freight forwarder and customs broker based in France, for approximately $1.1 million, net of cash acquired, and made an earnout payment of $600,000 related to an acquisition completed in a prior year.

On April 1, 2003, the Company acquired substantially all of the operating assets of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida. Aggregate consideration for the acquisition totaled $23.7 million, comprised of $13.7 million in cash and future payments of $10.0 million in the aggregate, which are payable in two equal payments of $5.0 million in April 2004 and 2005.  The purchase agreement for the acquisition provided for additional contingent two-year earnout payments of up to $8.0 million in the aggregate if certain post-acquisition performance criteria are achieved.  The acquisition added to the Company’s condensed consolidated balance sheet approximately $12.4 million in intangible assets, $11.0 million in goodwill and $288,000 in net tangible assets.  The Company recorded the acquisition using the purchase method of accounting, with the related results of operations being included in the Company’s condensed consolidated financial statements from the date of acquisition forward. All contingent payments for the acquisition will be accounted for as adjustments to goodwill and will be recorded at the time that the amounts of the payments are determinable by the Company.  The pro forma effect on revenues and net income of the Company assuming this acquisition was consummated at January 1, 2002 would have been immaterial.

In April 2003, the Company purchased from one of its partners a 26% interest in the Company’s operating subsidiary in Singapore.  Prior to the acquisition, the Company owned 74% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $5.7 million in cash, which included $3.7 million for the minority interest at the acquisition date.  The acquisition added to the Company’s condensed consolidated balance sheet approximately $891,000 of intangible assets and $1.1 million of other long-term assets.

Note 5 - Stock-based compensation

At September 30, 2003, the Company has seven stock-based employee compensation plans under which stock-based awards have been granted, including stock option plans for officers, directors and employees and an employee

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

stock purchase plan.  The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The intrinsic value method used by the Company generally results in no compensation expense being recorded for stock option grants made by the Company because those grants are typically made with option exercise prices substantially equal to fair market value at the date of option grant. The application of the alternative fair value method under SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee’s rights in the options vest. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts).

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income as reported	$ 14,818	$ 2,768	$ 5,556	$ 5,747
Deduct: Total stock-based employee compensation expense
determined under the fair value based method for all
awards, net of related tax effects	3,172	4,122	785	1,326
Pro forma net income (loss)	$ 11,646	$ (1,354)	$ 4,771	$ 4,421

Earnings (loss) per share:
Basic-as reported	$ 0.31	$ 0.06	$ 0.12	$ 0.12
Basic-pro forma	0.25	(0.03)	0.10	0.09
Diluted-as reported	0.31	0.06	0.12	0.12
Diluted-pro forma	0.25	(0.03)	0.10	0.09

Note 6 - Earnings per share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period. Diluted earnings per common share includes potential dilution that could occur if options to issue common stock were exercised.  Stock options and shares issuable upon conversion of the convertible notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented.

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Weighted average common shares outstanding—used in basic earnings
per common share	47,151	47,804	47,230	47,658
Net dilutive potential common shares issuable
on exercise of options	268	194	306	134
Weighted average common shares and dilutive potential common shares
used in diluted earnings per common share	47,419	47,998	47,536	47,792

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2003	2002	2003	2002
Net dilutive potential common shares issuable:
On exercise of options - exercise price greater than
average market value during period	4,213	4,497	3,899	4,483
On conversion of convertible senior notes	5,736	5,736	5,736	5,736

Note 7 - Merger transaction, restructuring and integration costs

The Company maintains an accrual for charges established under its fourth quarter 2000 plan (the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger.  The principal components of the Plan involved the termination of certain employees at the former Circle’s headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements at certain international locations. With the exception of payments to be made for remaining future lease obligations, the terms of the Plan were substantially completed in 2001.  Due to the downturn in the real estate market, the Company reviewed its original estimates related to duplicate facility costs and increased its reserve by $5.5 million during the third quarter of 2002. There were no charges incurred under the Plan in the nine months ended September 30, 2003.  The changes in the accrual during the nine months ended September 30, 2003 and the remaining unpaid accrued charges as of December 31, 2002 and September 30, 2003 are as follows (in thousands):

	Accrued liability		Accrued liability
	December 31,	Payments/	September 30,
	2002	Reductions	2003

Severance costs	$ 787	$ 336	$ 451
Future lease obligations, net of subleasing	8,026	1,556	6,470
Termination of joint venture/agency agreements	225	8	217
	$ 9,038	$ 1,900	$ 7,138

Future lease obligations consist of the Company’s remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.

Amounts recorded for future lease obligations under the Plan are net of approximately $16.8 million in anticipated future recoveries from actual sublease agreements and $10.7 million from expected sublease agreements as of September 30, 2003.  Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed as of September 30, 2003 or are deemed probable of execution before September 30, 2004.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 8 - Notes payable

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

The notes are convertible at any time up to four trading days prior to maturity into shares of EGL common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact the Company’s diluted earnings per share calculation in future periods by approximately 5.7 million shares.  As of September 30, 2003, the estimated fair value of these notes was $119.5 million.

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

The notes are general unsecured obligations of the Company.  The notes are subordinated in right of payment to all of the Company’s existing and future senior indebtedness as defined in the indenture.  The Company and its subsidiaries are not prohibited from incurring senior indebtedness or other debt under the indenture for the notes.  The notes impose some restrictions on mergers and sales of substantially all of the Company’s assets.

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

-

an amount equal to:

-

up to 85% of the net amount of the Company’s billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of its wholly owned domestic subsidiaries and its operating subsidiary in Canada, subject to some exceptions and limitations, plus

-

up to 85% of the net amount of the Company’s billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of its wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

-

up to 50% of the net amount of the Company’s unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of its wholly owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

-

reserves from time to time established by the Bank in its reasonable credit judgment.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The aggregate of the last four sub-bullet points above is referred to as the Company’s eligible borrowing base.

The maximum amount that the Company can borrow at any particular time may be less than the amount of its revolving credit line because the Company is required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on the Company’s eligible borrowing base.  As of September 30, 2003, the required amount of borrowing availability is $25 million.   The amount of borrowing availability is determined by subtracting the following from the Company’s eligible borrowing base:  (a) the Company’s borrowings under the Restated Credit Facility; and (b) the Company’s accounts payable and the accounts payable of all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

The Restated Credit Facility includes a $50 million letter of credit subfacility.  The Company had $28.9 million in standby letters of credit outstanding as of September 30, 2003 under this facility.  The collateral value associated with the revolving line of credit at September 30, 2003 was $180.4 million, which exceeds the maximum revolving credit line of $75.0 million.  No amounts were outstanding under the revolving line of credit as of September 30, 2003.  Therefore, the Company had available, unused borrowing capacity of $46.1 million as of September 30, 2003.

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

The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company’s assets, and is guaranteed by all domestic subsidiaries and the Company’s Canadian operating subsidiary.  In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if the Company’s eligible borrowing base falls below $40 million.  Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company’s operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that of any of the Company’s domestic subsidiaries or its Canadian operating subsidiary.  The Amendment to the Credit Agreement dated March 31, 2003 consented to the Company’s acquisition of substantially all the business operations and assets of MIF (see Note 4).

Note 9 - Guarantees

The Company guarantees certain financial liabilities, the majority of which relate to the Company’s freight forwarding operations. The Company, in the normal course of business, is required to guarantee certain amounts related to customs bonds and services received from airlines.  These types of guarantees are usual and customary in the freight forwarding industry and include IATA (International Air Transport Association) guarantees together with customs bonds.  The Company operates as a customs broker and prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, in many cases facilitates the payment of import duties on behalf of the importer, arranges for payment of collect freight charges and assists the importer in obtaining the most

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

advantageous commodity classifications and in qualifying for duty drawback refunds.  The Company also arranges for surety bonds for importers as part of its customs brokerage activities.

The Company secures guarantees primarily by three methods: a $50 million standby letter of credit subfacility discussed in Note 8, surety bonds and security time deposits, which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of September 30, 2003, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $96.4 million. Approximately $51.7 million in liabilities related to these guarantees are reflected in the Company’s condensed consolidated financial statements.

Additionally, at September 30, 2003, the Company had guaranteed certain other financial liabilities related to unconsolidated affiliates, joint venture investments and business acquisitions as detailed below.

In connection with its equity investment in Miami Air, the Company caused a standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft. Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments made by the Company in respect to the letter of credit.  As of September 30, 2003, Miami Air had outstanding $1.9 million in letters of credit that were supported by the standby letter of credit. Payment by the Company would be required upon default by Miami Air. The maximum potential amount of future payments which the Company could be required to make under this guarantee at September 30, 2003 is $3.0 million.  The Company has an accrual of $1.3 million as of September 30, 2003 for its estimated exposure on this standby letter of credit.

The Company is a guarantor on a revolving line of credit with respect to another of the Company’s unconsolidated affiliates.  The outstanding balance owed by the unconsolidated affiliate was $60,000 as of September 30, 2003 and the maximum exposure to the Company under this guarantee is $300,000.

In connection with two of the Company’s consolidated 51% owned subsidiaries, the Company has guaranteed 100% of the working capital line of credit and other various operational guarantees of each of these affiliates.  As of September 30, 2003, the maximum amount of these guarantees was $3.0 million with $2.5 million drawn against these obligations.

The Company issued a guarantee and standby letter of credit for a portion of the future lease obligations for one of the Company’s unconsolidated affiliates. As of September 30, 2003, the unconsolidated affiliate’s outstanding balance was approximately $4.9 million supported by the Company’s guarantee and standby letter of credit for $1.8 million. The maximum future exposure to the Company under these obligations is $3.3 million.

In connection with its acquisition of MIF in April 2003, the Company is contingently liable for a two-year earnout payment of up to $8.0 million in cash if certain post-acquisition performance criteria are achieved. Contingent payments will be recorded at the time that the amounts of the payments are determinable by the Company.

Note 10 - Legal matters

EEOC legal settlement

On October 2, 2001, the U.S. Equal Employment Opportunity Commission (the EEOC) and EGL announced the filing of a Consent Decree settlement.  This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge.  The EEOC’s Commissioner’s Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2002.  Under the Consent Decree, the Company agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund).  This Program will provide training and educational opportunities for women and minorities already employed by the Company and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, the Company has not made any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree. During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which included the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  The Company made an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree was approved and was required to fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th and October 5th) immediately after the effective date of the Consent Decree.  The Leadership Development Fund was funded fully at the time of the first quarterly payment as discussed above.  As of September 30, 2003, the Company had also fully funded the $8.5 million Class Fund. This amount is included as restricted cash in the accompanying condensed consolidated balance sheet.  Total related accrued liabilities included in the accompanying condensed consolidated balance sheet at September 30, 2003 were $11.2 million.

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

Other legal matters

In July 2002, Kitty Hawk, Inc., a provider of air transportation services, filed a demand for binding arbitration against the Company with the American Arbitration Association to resolve its claim for freight transportation services rendered to the Company.  In response, the Company asserted certain counterclaims. In July 2002, the Company recorded a liability of $1.5 million for its estimated exposure for Kitty Hawk’s claim. Arbitration hearings were held during June 2003 and the parties submitted their final post-hearing briefs on July 25, 2003. On August 18, 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk substantially all of the amount it was seeking and denying all of the Company’s counterclaims. On September 8, 2003, the Company filed a motion to modify and correct the award, which was denied by the arbitrators on September 23, 2003. The Company will pay Kitty Hawk $1.5 million in October 2003 and $2.3 million in quarterly payments from December 2003 through December 2004.  The Company increased its liability by $2.3 million to the amount awarded to Kitty Hawk in arbitration. This charge is included in cost of transportation in the condensed consolidated statement of operations.

In addition, the Company is party to routine litigation incidental to its business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by the Company’s insurance carriers.  The Company has established accruals for these other matters and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on the Company’s consolidated financial position.  However, a substantial settlement payment or judgment in excess of the Company’s accruals could have a material adverse effect on the Company’s consolidated results of operations or cash flows.

Note 11 - Geographic and services information

The Company operates in one segment and is organized functionally in geographic divisions.  Accordingly, management focuses its attention on revenues, net revenues and income from operations associated with each of these geographic divisions when evaluating the effectiveness of geographic management.  Certain information regarding the Company’s operations by geographic division is summarized below (in thousands):

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific
					Eliminations	Consolidated

Nine months ended September 30, 2003:
Total revenues	$ 819,294	$ 70,977	$ 329,911	$ 364,218	$ (34,612)	$ 1,549,788
Transfers between divisions	(11,011)	(4,271)	(10,246)	(9,084)	34,612	-
Revenues from customers	$ 808,283	$ 66,706	$ 319,665	$ 355,134	$ -	$ 1,549,788

Net revenues	$ 342,384	$ 11,809	$ 113,450	$ 69,217		$ 536,860

Income from operations	$ 9,679	$ 1,488	$ 3,780	$ 13,235		$ 28,182

Nine months ended September 30, 2002:
Total revenues	$ 764,826	$ 51,602	$ 269,418	$ 291,588	$ (35,981)	$ 1,341,453
Transfers between divisions	(9,842)	(3,827)	(10,679)	(11,633)	35,981	-
Revenues from customers	$ 754,984	$ 47,775	$ 258,739	$ 279,955	$ -	$ 1,341,453

Net revenues	$ 323,859	$ 11,169	$ 90,872	$ 62,695		$ 488,595

Income (loss) from operations*	$ (9,673)	$ 578	$ 5,785	$ 12,405		$ 9,095

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Eliminations	Consolidated

Three months ended September 30, 2003:
Total revenues	$ 285,849	$ 24,322	$ 114,123	$ 125,767	$ (10,786)	$ 539,275
Transfers between divisions	(2,876)	(1,262)	(3,402)	(3,246)	10,786	-
Revenues from customers	$ 282,973	$ 23,060	$ 110,721	$ 122,521	$ -	$ 539,275

Net revenues	$ 116,409	$ 3,742	$ 39,424	$ 24,189		$ 183,764

Income from operations	$ 4,045	$ 86	$ 3,176	$ 4,026		$ 11,333

Three months ended September 30, 2002:
Total revenues	$ 258,946	$ 15,214	$ 97,103	$ 110,249	$ (12,087)	$ 469,425
Transfers between divisions	(3,045)	(1,332)	(3,547)	(4,163)	12,087	-
Revenues from customers	$ 255,901	$ 13,882	$ 93,556	$ 106,086	$ -	$ 469,425

Net revenues	$ 113,721	$ 3,442	$ 31,878	$ 22,279		$ 171,320

Income (loss) from operations*	$ (1,854)	$ 92	$ 973	$ 3,623		$ 2,834

*Excludes Air Transportation Safety and System Stabilization Act grant of $8.9 million (Note 3).

Revenues from transfers between divisions represent approximate amounts that would be charged if an unaffiliated company provided the services.  Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues.

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Consolidated

Balance at September 30, 2003	$ 555,979	$ 23,300	$ 179,640	$ 153,028	$ 911,947
Balance at December 31, 2002	$ 530,632	$ 18,024	$ 154,426	$ 139,844	$ 842,926

EGL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors, which have affected certain aspects of the Company’s financial position, and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements. This discussion should be read in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-27288).

	Nine Months Ended September 30,
	2003		2002
		% of		% of
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 1,025,290	66.2	$ 903,275	67.3
Ocean freight forwarding	212,188	13.7	159,276	11.9
Customs brokerage and other	312,310	20.1	278,902	20.8
Revenues	$ 1,549,788	100.0	$ 1,341,453	100.0
		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 309,304	57.6	$ 292,899	59.9
Ocean freight forwarding	46,602	8.7	43,829	9.0
Customs brokerage and other	180,954	33.7	151,867	31.1
Net revenues	$ 536,860	100.0	$ 488,595	100.0
Operating expenses:
Personnel costs	306,036	57.0	270,383	55.3
Other selling, general and
administrative expenses	202,642	37.7	203,641	41.7
Merger related restructuring and integration
costs	-	-	5,476	1.1
Air Transportation Safety and System
Stabilization Act grant	-	-	(8,923)	(1.8)
Operating income	28,182	5.3	18,018	3.7
Nonoperating expense, net	(4,348)	(0.8)	(13,829)	(2.8)

Income before provision for income taxes	23,834	4.5	4,189	0.9
Provision for income taxes	9,016	1.7	1,634	0.4
Income before cumulative effect of
change in accounting for negative
goodwill	14,818	2.8	2,555	0.5
Cumulative effect of change in
accounting for negative
goodwill	-	-	213	0.1
Net income	$ 14,818	2.8	$ 2,768	0.6

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Revenues.  Revenues increased $208.3 million, or 15.5%, to $1,549.8 million in the nine months ended September 30, 2003 compared to $1,341.5 million in the nine months ended September 30, 2002 due to increases in revenues across all product lines and within each geographic division.   On April 1, 2003, we completed the acquisition of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker in Miami, Florida, which contributed to the increase in revenues within each product line in North America. Revenues also increased in Europe and South America due to the strength of foreign currencies against the U.S. dollar in 2003.  Net revenues, which represent revenues less freight transportation costs, increased $48.3 million, or 9.9%, to $536.9 million in the nine months ended September 30, 2003 compared to $488.6 million in the nine months ended September 30, 2002 due to increases in net revenues from air freight forwarding and customs brokerage and other net revenues.

Air freight forwarding revenues.  Air freight forwarding revenues increased $122.0 million, or 13.5%, to $1,025.3 million in the nine months ended September 30, 2003 compared to $903.3 million in the nine months ended September 30, 2002 as a result of volume increases primarily in Asia Pacific, followed by Europe/Middle East and North America.  Volume increases were primarily due to new large customer contracts and gains in market share.

Air freight forwarding net revenues increased $16.4 million, or 5.6%, to $309.3 million in the nine months ended September 30, 2003 compared to $292.9 million in the nine months ended September 30, 2002.  The air freight forwarding margin decreased to 30.2% for the nine months ended September 30, 2003 compared to 32.4% for the nine months ended September 30, 2002 as a result of declines in Asia Pacific and Europe/Middle East followed by declines in North and South America.  The margin declines are due to pricing pressures resulting from our customers’ focus on costs, higher fuel and security surcharges levied by airlines, higher air cargo costs in Asia in anticipation of the peak holiday season and a $2.3 million charge included in cost of transportation related to an arbitration settlement.  See Note 10 of the notes to the condensed consolidated financial statements.

.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $52.9 million, or 33.2%, to $212.2 million in the nine months ended September 30, 2003 compared to $159.3 million in the nine months ended September 30, 2002.  The increase was principally due to volume increases across all geographic divisions, but most significantly in Asia Pacific and South America.  Ocean freight forwarding net revenues increased $2.8 million or 6.4%, to $46.6 million for the nine months ended September 30, 2003 compared to $43.8 million for the nine months ended September 30, 2002.   The ocean freight forwarding margin, however, decreased to 22.0% for the nine months ended September 30, 2003 compared to 27.5% in the nine months ended September 30, 2002 due to a combination of declines in yields on consolidated traffic and a change in the mix from direct to consolidated activity.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which includes warehousing, distribution and other logistics services, increased $33.4 million, or 12.0%, to $312.3 million in the nine months ended September 30, 2003 compared to $278.9 million in the nine months ended September 30, 2002. The increase was principally due to new logistics projects in North America and Europe.  Customs brokerage and other net revenues increased by $29.1 million, or 19.2% to $181.0 million in the nine months ended September 30, 2003 compared to $151.9 million in the nine months ended September 30, 2002.  The customs brokerage and other margin increased to 58.0% for the nine months ended September 30, 2003 compared to 54.5% for the nine months ended September 30, 2002, primarily due to new logistics projects in North America and Europe.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $35.6 million, or 13.2%, to $306.0 million in the nine months ended September 30, 2003 compared to $270.4 million in the nine months ended September 30, 2002.  As a percentage of net revenues, personnel costs were 57.0% in the nine months ended September 30, 2003 compared to 55.3% in the nine months ended September 30, 2002.  The increase in personnel costs is a result of additional headcount in Europe and North America due to increased volumes and new logistics projects as well as a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter of 2002.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses remained stable at $202.6 million for the nine months ended September 30, 2003 compared to $203.6 million in the nine months ended September 30, 2002.  As a percentage of net revenues, other selling, general and administrative expenses were 37.7% in the nine months ended September 30, 2003 compared to 41.7% in the nine months ended September 30, 2002.  The decrease in other selling, general and administrative expenses as a percentage of net revenues is primarily due to management initiatives on cost savings.  Other selling, general and administrative expenses also decreased as a result of a $1.4 million gain on the sale of our facility in Boston during September 2003.  Lower expenses were offset by increases primarily in facilities costs of $8.2 million, or 15.5%, as a result of expansion of facilities for new logistics projects in Europe, expansion of several stations in the U.S. and the acquisition of MIF in April 2003.

Merger related restructuring and integration costs.  During the third quarter of 2002, we revised our original estimated sublease income related to duplicate facility costs and recorded an additional $5.5 million of restructuring and integration costs.  See Note 7 of the notes to the condensed consolidated financial statements.

Air Transportation Safety and System Stabilization grant.  During the third quarter of 2002, we received a total of $8.9 million related to the Air Transportation Safety and System Stabilization Act, which was signed into law on September 22, 2001.  See Note 3 of the notes to the condensed consolidated financial statements.

Nonoperating income (expense), net.  For the nine months ended September 30, 2003, nonoperating expense, net was $4.3 million compared to $13.8 million for the nine months ended September 30, 2002.  The decrease is primarily due to charges recorded in the first quarter of 2002 of approximately $6.7 million and $1.3 million, respectively, for the impairment of our investment in Miami Air and for our exposure on Miami Air’s outstanding letters of credit.  Other nonoperating expense, net also decreased due to lower interest expense from our interest rate swap, which expired in April 2003, and income from our jet fuel swap entered into during November 2002.  These decreases in nonoperating expense, net were partially offset by $1.0 million of equity losses from an unconsolidated affiliate, TDS Logistics, Inc. (TDS), recorded during the third quarter of 2003.  TDS recorded a reserve in September 2003 for deferred tax assets due to unfavorable results from its operations in Belgium.

Effective tax rate.  The effective income tax rate for the nine months ended September 30, 2003 was 37.8% compared to 39.0% for the nine months ended September 30, 2002. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

	Three Months Ended September 30,
	2003		2002
		% of		% of
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 350,431	65.0	$ 316,000	67.3
Ocean freight forwarding	77,326	14.3	58,643	12.5
Customs brokerage and other	111,518	20.7	94,782	20.2
Revenues	$ 539,275	100.0	$ 469,425	100.0

		% of Net		% of Net
	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 103,832	56.5	$ 103,675	60.5
Ocean freight forwarding	16,340	8.9	15,232	8.9
Customs brokerage and other	63,592	34.6	52,413	30.6
Net revenues	$ 183,764	100.0	$ 171,320	100.0
Operating expenses:
Personnel costs	104,463	56.8	94,846	55.4
Other selling, general and administrative expenses	67,968	37.0	68,164	39.8
Merger related restructuring and
integration costs	-	-	5,476	3.2
Air Transportation Safety and System Stabilization
Act grant	-	-	(8,923)	(5.2)
Operating income	11,333	6.2	11,757	6.8
Nonoperating expense, net	(2,397)	(1.3)	(2,335)	(1.3)
Income before provision
for income taxes	8,936	4.9	9,422	5.5
Provision for income taxes	3,380	1.9	3,675	2.1
Net income	$ 5,556	3.0	$ 5,747	3.4

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues.  Revenues increased $69.9 million, or 14.9%, to $539.3 million in the three months ended September 30, 2003 compared to $469.4 million in the three months ended September 30, 2002 due to increases in revenues across all product lines and within each geographic division.  Revenues in North America increased due to the acquisition of MIF in April 2003.   Revenues also increased in Europe and South America due to the strength of foreign currencies against the U.S. dollar in 2003.  Net revenues, which represent revenues less freight transportation costs, increased $12.5 million, or 7.3%, to $183.8 million in the three months ended September 30, 2003 compared to $171.3 million in the three months ended September 30, 2002 primarily due to increases in customs brokerage and other net revenues followed by increases in ocean freight forwarding net revenues.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Air freight forwarding revenues.  Air freight forwarding revenues increased $34.4 million, or 10.9%, to $350.4 million in the three months ended September 30, 2003 compared to $316.0 million in the three months ended September 30, 2002 as a result of volume increases primarily in Europe/Middle East, followed by Asia Pacific and North America.  The volume increases are primarily due to new large customer contracts and gains in market share.

Air freight forwarding net revenues remained stable at $103.8 million in the three months ended September 30, 2003 compared to $103.7 million in the three months ended September 30, 2002.  The air freight forwarding margin decreased to 29.6% for the three months ended September 30, 2003 compared to 32.8% for the three months ended September 30, 2002 primarily as a result of declines in North America.  The margin declines are primarily due to higher fuel and security surcharges levied by airlines and a $2.3 million charge included in cost of transportation related to an arbitration settlement.  See Note 10 of the notes to the condensed consolidated financial statements.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $18.7 million, or 31.9%, to $77.3 million in the three months ended September 30, 2003 compared to $58.6 million in the three months ended September 30, 2002.  The increase in revenues was principally due to volume increases across all geographic divisions, but most significantly in Asia Pacific and South America.   Ocean freight forwarding net revenues increased $1.1 million, or 7.2%, to $16.3 million in the three months ended September 30, 2003 compared to $15.2 million in the three months ended September 30, 2002.  The ocean forwarding margin, however, decreased to 21.1% in the three months ended September 30, 2003 compared to 25.9% in the three months ended September 30, 2002 due to a combination of declines in yields on consolidated traffic and a change in the mix from direct to consolidated activity.

Customs brokerage and other revenues.  Customs brokerage and other revenues increased $16.7 million, or 17.6%, to $111.5 million in the three months ended September 30, 2003 compared to $94.8 million in the three months ended September 30, 2002.   The increase was principally due to new logistics projects in North America and Europe.  Customs brokerage and other net revenues increased by $11.2 million, or 21.4%, to $63.6 million in the three months ended September 30, 2003 compared to $52.4 million in the three months ended September 30, 2002.  The customs brokerage and other margin increased to 57.0% for the three months ended September 30, 2003 compared to 55.3% for the three months ended September 30, 2002 primarily due to the new logistics projects in Europe and North America.

Personnel costs. Personnel costs increased $9.7 million, or 10.2%, to $104.5 million in the three months ended September 30, 2003 compared to $94.8 million in the three months ended September 30, 2002.  As a percentage of net revenues, personnel costs were 56.8% in the three months ended September 30, 2003 compared to 55.4% in the three months ended September 30, 2002. The increase in personnel costs is a result of additional headcount in Europe and North America due to increased volumes and new logistics projects.

Other selling, general and administrative expenses. Other selling, general and administrative expenses remained stable at $68.0 million in the three months ended September 30, 2003 compared to $68.2 million in the three months ended September 30, 2002.  As a percentage of net revenues, other selling, general and administrative expenses were 37.0% in the three months ended September 30, 2003 compared to 39.8% in the three months ended September 30, 2002.  The decrease is primarily due to management initiatives on cost savings.  Other selling, general and administrative expenses also decreased as a result of a $1.4 million gain on the sale of our facility in Boston during September 2003.  The lower expenses are offset by increases primarily in facilities costs of $2.5 million, or 14.2%, as a result of expansion of facilities for new logistics projects in Europe and North America and the acquisition of MIF.

Merger related restructuring and integration costs.  During the third quarter of 2002, we revised our original estimated sublease income related to duplicate facility costs and recorded an additional $5.5 million of restructuring and integration costs.  See Note 7 of the notes to the condensed consolidated financial statements.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Air Transportation Safety and System Stabilization grant.  During the third quarter of 2002, we received a total of $8.9 million related to the Air Transportation Safety and System Stabilization Act, which was signed into law on September 22, 2001.  See Note 3 of the notes to the condensed consolidated financial statements.

Nonoperating expense, net.  For the three months ended September 30, 2003, nonoperating expense, net remained stable at $2.4 million compared to nonoperating expense, net of $2.3 million for the three months ended September 30, 2002. Within nonoperating expense, net, interest expense decreased as our interest rate swap expired in April 2003.  In addition, we had foreign exchange gains in the three months ended September 30, 2003 compared to foreign exchange losses in the three months ended September 30, 2002 primarily due to appreciation of foreign currencies in South America.  These decreases in nonoperating expense, net were partially offset by $1.0 million of equity losses from an unconsolidated affiliate, TDS, recorded during the third quarter of 2003.  TDS recorded a reserve in September 2003 for deferred tax assets due to unfavorable results from its operations in Belgium.

Effective tax rate.  The effective income tax rate for the three months ended September 30, 2003 was 37.8% compared to 39.0% for the three months ended September 30, 2002. Our effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

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

Based on current plans, we believe that our existing capital resources will be sufficient to meet working capital requirements through September 30, 2004.  However, we cannot provide assurance that there will be no change that would consume available resources significantly before that time.  For example, the effect of the United States’ involvement in Iraq and other tensions in the Middle East, concerns about possible acts of terrorism directed against the United States and its interests, the effect of military, trade or travel disruptions impacting our ability to sell and market our services in the United States and internationally may negatively impact our results of operations. Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

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

Cash flows from operating activities.  Net cash provided by operating activities was $43.7 million in the nine months ended September 30, 2003 compared to $72.3 million in the nine months ended September 30, 2002. The decrease in the nine months ended September 30, 2003 was primarily due to a $106,000 net increase in cash from changes in working capital for the nine months ended September 30, 2003 compared to a $41.2 million net increase for

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

the nine months ended September 30, 2002.  Our cash provided by working capital improved during the third quarter of 2003, from a $28.6 million use of cash during the six months ended June 30, 2003, to a $28.7 million source of cash during the three months ended September 30, 2003.  The positive working capital cash flow during the nine months ended September 30, 2002 was related to our efforts to collect significantly aged customer accounts receivable amounts outstanding as of December 31, 2001. Additionally during the nine months ended September 30, 2003, we transferred $5.4 million to restricted cash, which consisted of $6.0 million for funding requirements related to the EEOC Consent Decree settlement (see Note 10 of the notes to the condensed consolidated financial statements), partially offset by lower funding requirements for international revolving credit facilities.

Cash flows from investing activities.  Net cash used in investing activities in the nine months ended September 30, 2003 was $37.0 million compared to $14.9 million in the nine months ended September 30, 2002. We incurred capital expenditures of $19.5 million during the nine months ended September 30, 2003 compared to $25.3 million during the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, we completed several acquisitions with aggregate cash consideration of $21.1 million.  In April 2003, we acquired MIF for $13.7 million in cash.  Also in April 2003, we purchased from one of our partners a 26% interest in our operating subsidiary in Singapore for approximately $5.7 million in cash.  We also completed an acquisition of an international freight forwarder and customs broker in France for approximately $1.1 million, net of cash acquired, and made a $600,000 earnout payment related to an acquisition completed in a prior year. During the nine months ended September 30, 2003 and September 30, 2002, respectively, we received proceeds of approximately $3.8 million and $10.0 million from sales of other assets and sale-leaseback transactions.

Cash flows from financing activities.  Net cash provided by financing activities in the nine months ended September 30, 2003 was $1.4 million compared to net cash used in financing activities of $12.1 million in the nine months ended September 30, 2002.  Net repayments on notes payable were $1.9 million for the nine months ended September 30, 2003 compared to $3.8 million in the nine months ended September 30, 2002.  Proceeds from the exercise of stock options were $3.0 million in the nine months ended September 30, 2003 compared to $330,000 in the nine months ended September 30, 2002.  Proceeds from the issuance of common stock for our employee stock purchase plan were $272,000 for the nine months ended September 30, 2003 compared to $779,000 for the nine months ended September 30, 2002.  Additionally, we purchased $9.4 million of our common stock during the third quarter of 2002.

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

In April 2003, we purchased from one of our partners a 26% interest in our operating subsidiary in Singapore.  Prior to the acquisition, we owned 74% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest we did not previously own consisted of approximately $5.7 million in cash, which included $3.7 million for the minority interest at the acquisition date.  The acquisition added to our condensed consolidated balance sheet approximately $891,000 of intangible assets and $1.1 million of other long-term assets.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

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

The notes are convertible at any time up to four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact our diluted earnings per share calculation in future periods by approximately 5.7 million shares.  As of September 30, 2003, the estimated fair value of these notes was $119.5 million.

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

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

The aggregate of the last four sub-bullet points above is referred to as our eligible borrowing base.

The maximum amount that we can borrow at any particular time may be less than the amount of our revolving credit line because we are required to maintain a specified amount of borrowing availability under the amended and restated credit facility based on our eligible borrowing base.  As of September 30, 2003, the required amount of borrowing availability is $25 million.  The amount of borrowing availability is determined by subtracting the following from our eligible borrowing base:  (a) our borrowings under the amended and restated credit facility; and (b) our accounts payable and the accounts payable of all of our domestic subsidiaries and our Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

The amended and restated credit facility includes a $50 million letter of credit subfacility.  We had $28.9 million in standby letters of credit outstanding as of September 30, 2003 under this facility.  The collateral value associated with the revolving line of credit at September 30, 2003 was $180.4 million, which exceeds the maximum revolving credit line of $75.0 million.  No amounts were outstanding under the revolving line of credit as of September 30, 2003.  Therefore, our available, unused borrowing capacity was $46.1 million as of September 30, 2003.

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

The amended and restated credit facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all domestic subsidiaries and our Canadian operating subsidiary.  In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if our eligible borrowing base falls below $40 million.  Events of default under the amended and restated credit facility include, but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability to perform under the amended and restated credit facility or that of any of our domestic subsidiaries or our Canadian operating subsidiary.  The Amendment to the Credit Agreement dated March 31, 2003 consented to our acquisition of substantially all the business operations and assets of MIF. See Note 4 of the notes to the condensed consolidated financial statements.

Litigation

As discussed in “Part II, Item 1. Legal Proceedings”, we have reached a Consent Decree settlement with the EEOC which resolves the EEOC’s allegations contained in the Commissioner’s Charge. This Consent Decree was approved by the District Court on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

Also as discussed in “Part II, Item 1. Legal Proceedings”, final arbitration regarding freight transportation services provided by Kitty Hawk was resolved in August 2003 in favor of Kitty Hawk.  We will pay Kitty Hawk $1.5 million in October 2003 and $2.3 million in quarterly payments from December 2003 through December 2004.

In addition, we are party to routine litigation incidental to our business, which primarily involve other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters and it is our opinion that the resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

Stock options

As of September 30, 2003, we had outstanding non-qualified stock options to purchase an aggregate of 5.2 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $8.09 to $33.81).  At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price. As a result of exercises for the nine months ended September 30, 2003 of non-qualified stock options to purchase an aggregate of 242,000 shares of common stock, we were entitled to a federal income tax deduction of approximately $317,000. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable pursuant to the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts. There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

Related Party Transactions

Investment in Miami Air International, Inc.

In connection with the Miami Air investment, Miami Air and EGL entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to us for a three-year term. In addition, we caused a standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft.  Miami Air agreed to pay us an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse us for any payments made by us in respect to the letter of credit.  As of September 30, 2003, Miami Air had outstanding $1.9 million in letters of credit that were supported by the standby letter of credit.

During the first four months of 2002, there were three aircraft subject to the aircraft charter agreement and we paid approximately $6.1 million related to this agreement.  In May 2002, EGL and Miami Air mutually agreed to cancel the aircraft charter agreement for the three planes as of May 9, 2002 and we agreed to pay $450,000 for services rendered in May 2002 and aircraft repositioning costs.

The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes.  As a result, the market value of these planes declined dramatically.  Miami Air made us aware that the amounts due Miami Air’s bank (which are secured by seven 727 planes) were significantly higher than the market value of those planes.  In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002.  Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes.  Miami Air had informed us that its creditors had indicated a willingness to make concessions.  In May 2002, we were informed that Miami Air’s creditors were no longer willing to make concessions and that negotiations with its creditors had reached an impasse and no agreement appeared feasible. During the first quarter of 2002, we increased our

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS – (CONTINUED)

investment in Miami Air $509,000 for our 24.5% share of Miami Air’s first quarter 2002 results of operations, then we recognized an other than temporary impairment of the entire carrying value of our $6.7 million investment in Miami Air.  In addition, we recorded an accrual of $1.3 million for our estimated exposure on the outstanding funded debt and letters of credit supported by the standby letter of credit.  During the third quarter of 2002, Miami Air informed us that certain of its creditors had made certain concessions.  As of September 30, 2003, we had not adjusted our accrual.  Furthermore, there can be no assurance that the ultimate loss, if any, will not exceed such accrual requiring an additional charge.

Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane (Chairman and CEO of EGL) and Mr. Hevrdejs (a director of EGL) were obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air’s Series A preferred stock upon demand by the board of directors of Miami Air.  EGL and Mr. Crane both have the right to appoint one member of Miami Air’s board of directors.  Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air’s board of directors.  As of March 31, 2003, directors appointed to Miami Air’s board include a designee of Mr. Crane, Mr. Elijio Serrano (EGL’s Chief Financial Officer) and two others.  The Series A preferred stock was issued in December 2002, when all investors were called upon by the board of directors of Miami Air to purchase their preferred shares.  The Series A preferred stock (1) is not convertible, (2) has a 15.0% annual dividend rate and (3) is subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events.  The original charter transactions between Miami Air and us were negotiated with Miami Air’s management at arms length at the time of our original investment in Miami Air.  Miami Air’s pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air.  Other private investors in Miami Air have participated with our directors in other business transactions unrelated to Miami Air.

Aircraft usage payments

In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane.  We are charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the nine months ended September 30, 2003 and 2002, respectively, we reimbursed the entities controlled by Mr. Crane $361,000 and $887,000 for hourly usage of the plane.  During the three months ended September 30, 2003 and 2002, respectively, we reimbursed the entities controlled by Mr. Crane $175,000 and $132,000 for hourly usage of the plane.

Source One Spares

We subleased a portion of our warehouse space in Houston, Texas to a customer pursuant to a five-year sublease, which was terminated in early 2002 and became a month-to-month sublease agreement.  The customer is partially owned by Mr. Crane.  Rental income was approximately $95,000 and $21,000 for the nine months ended September 30, 2003 and 2002, respectively.  In addition, we billed this customer approximately $7,000 and $122,000 for freight forwarding services for the nine months ended September 30, 2003 and 2002, respectively and $67,000 for the three months ended September 30, 2002.  There was no rental income for the three months ended September 30, 2003 or 2002 and no freight forwarding income for the three months ended September 30, 2003 with this customer.  We had an amount due from this customer for utilities, security equipment and repairs of $23,000 which was settled for $3,000 in August 2003 and the remaining amount was written off.  Source One Spares was liquidated during 2003.

New Accounting Pronouncements and Critical Accounting Policies

See Note 2 of the notes to the condensed consolidated financial statements for new accounting pronouncements.  See Note 1 of the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for critical accounting policies.

EGL, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  See Notes 5 and 10 of the notes to the condensed consolidated financial statements and Part II Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

EGL, INC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 2, 2001, we and the U.S. Equal Employment Opportunity Commission (the EEOC) announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge.  The EEOC’s Commissioner’s Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2002. Under the Consent Decree, we agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund).  The Program will provide training and educational opportunities for women and minorities already employed by us and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, we have not made any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.  During the quarter ended September 30, 2001, we accrued $10.1 million related to the settlement, which included the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.

Of the eight named plaintiffs who filed suit against us in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against us.  The claims of one of the named plaintiffs has been dismissed by the court.  The remaining six individuals who were named Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree.  The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify.  Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC.  To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, we intend to continue to vigorously defend against their allegations.  We currently expect to prevail in our defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.  The Consent Decree settlement provides that we establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  As of September 30, 2003, we have deposited the required $8.5 million into the Class Fund and $500,000 into the Leadership Development Fund.  See Note 10 of the notes to our condensed consolidated financial statements.

In July 2002, Kitty Hawk, Inc., a provider of air transportation services, filed a demand for binding arbitration against us with the American Arbitration Association to resolve its claim for freight transportation services rendered to us.  In response, we asserted certain counterclaims. In July 2002, we recorded a liability of $1.5 million for our estimated exposure for Kitty Hawk’s claim.  Arbitration hearings were held during June 2003 and the parties submitted their final post-hearing briefs on July 25, 2003. On August 18, 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk substantially all of the amount it was seeking and denying all of our counterclaims. On September 8, 2003, we filed a motion to modify and correct the award, which was denied by the arbitrators on September 23, 2003. We will pay Kitty Hawk $1.5 million in October 2003 and $2.3 million in quarterly payments from December 2003 through December 2004.  We increased our liability by $2.3 million to the amount awarded to Kitty Hawk in arbitration. This charge is included in cost of transportation in the condensed consolidated financial statements.

From time to time we are a party to various legal proceedings arising in the ordinary course of business. Except as described above, we are not currently a party to any material litigation and are not aware of any litigation threatened

EGL, INC.

against us, which we believe would have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended.  Such forward-looking statements include, but are not limited to, those relating to the following:  the effect and benefits of the Circle merger and the MIF acquisition; the Restated Credit Facility; effects of and exposure relating to Miami Air and the Company’s other unconsolidated affiliates; the termination of joint venture/agency agreements and the Company’s ability to recover assets in connection therewith; the Company’s plan to reduce costs (including the scope, timing, impact and effects thereof); financing transactions;  the Company’s ability to improve its cost structure; consolidation of field offices (including the scope, timing and effects thereof); the Company’s ability to restructure the debt covenants in its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company’s services to domestic and global economic conditions; cost management efforts; expected growth; construction of new facilities; expansion of existing facilities; the results, timing, outcome or effect of pending or potential litigation and the Company’s intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith; future operating expenses; future margins; use of credit facility proceeds; the effectiveness of the Company’s disclosure controls and procedures;  the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; the effect of swaps and other derivative instruments;  fluctuations in currency valuations; fluctuations in interest rates; future acquisitions or dispositions and any effects, benefits, results, terms or other aspects of such acquisitions or dispositions; the impact of the United States’ continued involvement in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, or other military or trade or travel disruptions that could impact the Company’s ability to do business; ability to continue growth and implement growth and business strategies; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.

The Company’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to acquisitions or mergers, including the integration of systems, operations and other businesses; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects); the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company’s ability to manage and continue its growth and

EGL, INC.

implement its business strategy; the Company’s dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation;  the results of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other pending or potential litigation; the Company’s vulnerability to general economic conditions and dependence on its principal customers; the Company’s vulnerability to risks inherent in operating in international markets, including without limitation, general political and economic instability in international markets as a result of, among other things, the United States’ continued involvement in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, or other military or trade or travel disruptions; the timing, success and effects of the Company’s restructuring; whether the Company enters into arrangements with third parties relating to leased aircraft and the terms of such arrangements; the results of the new air network; responses of customers to the Company’s actions by the Company’s principal shareholder; actions by Miami Air and its creditors; the lack of effectiveness of the Company’s disclosure controls and procedures; the likelihood and/or result of any audit or review of the Company’s Department of Transportation grant application; accuracy of accounting and other estimates; the Company’s potential exposure to claims involving its local pickup and delivery operations; the Company’s future financial and operating results, cash needs and demand for its services; changes in accounting policies; potential consolidation of unconsolidated affiliates and its impact on the Company’s future financial and operating results; and the Company’s ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission including those detailed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” in the Company’s Form 10-K for the year ended December 31, 2002. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:

(a)

EXHIBITS.

*3.1

Second Amended and Restated Articles of Incorporation of the Company, as amended.  (Filed as Exhibit 3 (i) to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000 and incorporated herein by reference.)

*3.2

Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of the Company (Filed as Exhibit 3 (ii) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2001 and incorporated herein by reference.)

*3.3

Amended and Restated Bylaws of the Company, as amended.  (Filed as Exhibit 3 (ii) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference.)

*4.1

Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock.  (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference.)

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

EGL, INC.

(b)

REPORTS ON FORM 8-K.

In a Current Report on Form 8-K filed on August 12, 2003, we furnished under Item 9 (pursuant to Item 12) information regarding our financial results for the quarter ended June 30, 2003.

EGL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

_____________________

(Registrant)

   Date:  November 14, 2003

By:

/s/ James R. Crane

_______________________

James R. Crane

Chairman, President and

Chief Executive Officer

   Date:  November 14, 2003

By:

/s/ Elijio V. Serrano

_______________________

Elijio V. Serrano

Chief Financial Officer

EGL, INC.

INDEX TO EXHIBITS

*3.1

Second Amended and Restated Articles of Incorporation of the Company, as amended.  (Filed as Exhibit 3 (i) to the Company’s Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000 and incorporated herein by reference.)

*3.2

Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of the Company (Filed as Exhibit 3 (ii) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2001 and incorporated herein by reference.)

*3.3

Amended and Restated Bylaws of the Company, as amended.  (Filed as Exhibit 3 (ii) to the Company’s Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference.)

*4.1

Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock.  (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference.)

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

EGL, INC.

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a – 14(a)

I, James R. Crane, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of EGL, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:    November 14, 2003

By:

/s/ James R. Crane

_____________________

James R. Crane

Chief Executive Officer

EGL, INC.

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a – 14(a)

I, Elijio V. Serrano, certify that:

1.

I have reviewed this quarterly report on Form 10-Q of EGL, Inc. (the “registrant”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:    November 14, 2003

By:

/s/ Elijio V. Serrano

_____________________

Elijio V. Serrano

Chief Financial Officer

EGL, INC.

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of EGL, Inc. (the “Company”) for the quarterly period ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2003

By:

/s/ James R. Crane

_____________________

James R. Crane

Chief Executive Officer

Date: November 14, 2003

By:

/s/ Elijio V. Serrano

_____________________

Elijio V. Serrano

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to EGL, Inc. and will be retained by EGL, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.