Form 10-K
period 2003-12-31
EGL INC
filed 2004-03-15
CIK 1001718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

Commission No. 0-27288

EGL, INC.

(Exact name of registrant as specified in its charter)

Texas

76-0094895

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

15350 Vickery Drive

Houston, Texas

77032

(Principal executive offices)

(Zip Code)

Registrant’s telephone number, including area code:

(281) 618-3100

Securities registered pursuant to Section 12(b) of the Act:

Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Rights to Purchase Series A Preferred Stock

(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X      NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES   X      NO ____

The aggregate value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $556.6 million, based on the last reported sale price of common stock on the last business day of the registrant’s most recently completed second fiscal quarter.

At February 27, 2004, the number of shares outstanding of registrant’s Common Stock was 47,033,455 (net of 1,391,708 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the Registrant’s 2004 Annual Meeting of Shareholders to be held on May 18, 2004 is incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to the Registrant’s fiscal year end of December 31, 2003.

i

PART I

ITEM 1.

Business

General

EGL, Inc. is a leading global transportation, supply chain management and information services company dedicated to providing flexible logistics solutions on a price competitive basis.  Our services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services.  We provide value-added services in addition to those customarily provided by traditional air freight forwarders, ocean freight forwarders and customs brokers.  These services are designed to provide global logistics solutions for customers in order to streamline their supply chain, reduce their inventories, improve their logistics information and provide them with more efficient and effective domestic and international distribution strategies in order to enhance their profitability.  Our merger with Circle International Group, Inc., in October 2000, significantly expanded our international forwarding, customs brokerage and logistics operations.

We believe we are one of the largest forwarders of domestic and international air freight based in the United States.  We have a network of approximately 400 facilities, agents and distribution centers located in over 100 countries on six continents featuring advanced information systems designed to maximize cargo management efficiency and customer satisfaction.  Each of our facilities is linked by a real-time, online communications tool that speeds the two-way flow of shipment data and related logistics information between origins and destinations around the world.

We conduct our operations primarily under the name “EGL Eagle Global Logistics.”  We were formerly known as Eagle USA Air freight, Inc.  Our name was changed to EGL, Inc. in February 2000 to reflect our increasing globalization, broader spectrum of services and long-term growth strategy.  Our businesses that have historically operated under the name “Circle International Group” or a similar name have changed or are in the process of changing their names, where possible, to EGL Eagle Global Logistics or a similar name.

We trade on the Nasdaq Stock Market under the symbol “EAGL” and were incorporated in Texas in 1984.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  You may read and copy any document we file at the SEC’s public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including EGL, Inc.) file electronically with the SEC.  The SEC’s website is http://www.sec.gov.

Our website is http://www.eaglegl.com.  We make available free of charge through our internet site, via a link to the SEC’s website, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  We also make available on our website our Corporate Governance Guidelines and information about our Board of Directors, including committee charters.  The information on our website is not incorporated by reference into and is not a part of this report.

You will need to have on your computer the Adobe Acrobat Reader software to view these documents, which are in PDF format.  If you do not have Adobe Acrobat, a link to Adobe’s Internet site, from which you can download the software, is provided.

Industry Overview

As business requirements for efficient and cost-effective distribution services have increased, so have the importance and complexity of effectively managing freight transportation.  Businesses increasingly strive to minimize inventory levels with just in time processes, perform manufacturing and assembly operations in multiple locations and distribute products to numerous destinations.  As a result, companies frequently want expedited or time-definite shipment services.  Time-definite shipments are delivered at a specific time and are typically not expedited, which results in a lower rate than for an expedited shipment.

Customers have two principal alternatives:  an air freight forwarder or a fully-integrated carrier.  An air freight forwarder procures shipments from customers and arranges transportation of the cargo on a carrier. An air freight forwarder may also arrange pick up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient.  Air freight forwarders often tailor shipment routing to meet the customer’s price and service requirements.  Fully-integrated carriers provide pick up and delivery service, primarily through their own captive fleets of trucks and aircraft.  Because air freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers.  In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often impose significant restrictions on delivery schedules and shipment weight, size and type.  Air freight forwarders, however, generally handle shipments of any size and can offer a variety of customized shipping options.

Most air freight forwarders, like EGL, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels, including FedEx Corporation, Airborne Freight Corporation, DHL Worldwide Express, Inc. and the United Parcel Service (“UPS”).  Several integrated carriers, like Menlo Worldwide Forwarding (“Menlo”) and BAX Global, Inc. (“BAX”), do focus on shipments of heavy cargo in competition with forwarders.  On occasion, integrated shippers serve as a source of cargo space to forwarders. Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

The air freight forwarding industry is highly fragmented.  Many companies in the industry are able to meet only a portion of their customers’ required transportation service needs.  Some national domestic air freight forwarders rely on networks of terminals operated by franchisees or agents.  We believe that the development and operation of company-owned terminals and staff under the supervision of our management have enabled us to maintain a greater degree of financial and operational control and service quality than franchise-based networks.

We believe there are several factors that are increasing demand for global logistics solutions.  These factors include:

-

outsourcing of logistics functions;

-

globalization of demand and supply chains; and

-

increased complexity of supply chains.

Our Competitive Advantages

As an air freight forwarder with a global presence, we believe that we are well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services.  We believe that the most important competitive factors in our industry are quality of service, including reliability, responsiveness, expertise and convenience, scope of operations, geographic coverage, information technology and price.  We believe our primary competitive advantages are:  (i) our low cost; non-asset based business model; (ii) our global infrastructure; (iii) our information technology resources; and (iv) our diverse customer base.

Non-asset based business model.  With relatively no dedicated or fixed operating costs, we are able to leverage our network and offer competitive pricing and flexible solutions to our customers.  Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift from priority to deferred shipments of their products.  We believe our model allows us to provide low-cost solutions to our customers while also generating revenues from multiple modes of transportation and logistics services.

Global infrastructure.  Our global infrastructure enables us to provide a closed-loop logistics chain to our customers worldwide.  Within North America, our infrastructure consists of our pick up and delivery network, ground and air networks, and logistics and warehousing capabilities.  Our ground and pick up and delivery networks enable us to service the growing deferred forwarding market while providing the domestic connectivity for international shipments once they reach North America.  In addition, our heavyweight air network provides for lowest available costs on shipments, as we have no dedicated charters or leases and can capitalize on available capacity in the market to move our customers’ goods.  Lastly, we have enough warehouse and dock space available to leverage our North America infrastructure for future growth and/or to provide such space to our customers for their logistics needs.

Information technology resources.  A primary component of our business strategy is the continued development of advanced information systems to continually provide accurate and timely information to our management and customers.  Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments.

Diverse customer base.  While computers and other high-technology equipment manufacturers and retailers continue to comprise a significant portion of our customer base, our customer base has increasingly diversified into a variety of sectors including retail, pharmaceutical and the oil and gas industry.  As such, our focus continues to be expanding lines of business with current customers and adding new accounts in similar and new categories of shippers in 2004.

As a global transportation, supply chain management and information services company, our revenues are generated from a number of services, including air freight forwarding, ocean freight forwarding, customs brokerage, logistics and other services.

Air Freight Forwarding and Consolidation Services

Our air freight forwarding operations include expedited domestic forwarding within the United States and international forwarding.  Our total air freight forwarding revenues in 2003 were $1.4 billion of which 30% were derived from domestic air freight forwarding within the United States and 70% were derived from international air freight forwarding.  Our air freight forwarding and related logistics services include the following:

-

domestic freight forwarding,

-

global freight forwarding,

-

inland transportation of freight from point of origin to distribution center or the carrier’s cargo terminal and from our terminal in the destination city to the recipient (pick up and delivery),

-

cargo assembly,

-

export packing and vendor shipment consolidation,

-

receiving and breaking down consolidated air freight shipments and arranging for distribution of the individual shipments,

-

charter arrangement and handling,

-

electronic transmittal of logistics documentation,

-

electronic purchase order/shipment tracking,

-

expedited document delivery to overseas destinations for customs clearance, and

-

procurement of cargo insurance.

We neither own nor operate any aircraft and, consequently, place no restrictions on delivery schedules or shipment size.  We arrange for transportation of our customers’ shipments via commercial airlines, air cargo carriers, third-party truck brokers and independent owner-operators of trucks and trailers.  We select the carrier for a shipment based on route, departure time, available cargo capacity and cost.  We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors.

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

Our rates are based on a charge per pound/kilogram.  We ordinarily charge the shipper a rate less than the rate that the shipper would be charged by an airline.  Due to the high volume of freight we manage, we generally obtain lower rates per pound/kilogram from airlines than the rates we charge our customers for individual shipments.  This rate differential is the primary source of our air freight forwarding net revenues. Our practice is to make prompt adjustments in our rates to match changes in airline rates.

As an authorized cargo sales agent of most airlines worldwide, we also arrange for the transportation of individual shipments and receive a commission from the airline for arranging the shipments.  In addition, we provide the shipper with ancillary services, such as export documentation, for which we receive a separate fee.  When acting in this capacity, we do not consolidate shipments or have responsibility for shipments once they have been tendered to the airline.  We conduct our agency air freight forwarding operations from the same facilities as our indirect carrier operations and serve the same regions of the world.

Local transportation services are performed either by independent cartage companies or, in the United States and Canada, primarily by our local pick up and delivery operations.  See Domestic Local Delivery Services.  If delivery schedules permit, we will typically use lower-cost, overland truck transportation services, including those obtained through our domestic truck brokerage operations.  See Domestic Truck Brokerage Services.

We draw on our logistical expertise to provide forwarding services that are tailored to meet customer needs and, in addition to regularly scheduled service, we offer customized schedules.  Our services are customized to address each client’s individual shipping requirements, generally without restrictions on shipment weight, size or type.  Once the customer’s requirements for an individual shipment have been established, we proactively manage the execution of the shipment to ensure satisfaction of the customer’s requirements.

Our air freight forwarding business is not dependent on any one customer or industry.  We provide services to global or multinational customers as well as regional customers.  In 2003, approximately 58% of our net revenues were attributable to air freight forwarding.

We have an ongoing relationship with DHL Airways in which DHL provides us with broad coverage in the United States, allowing arrivals in key markets by 7:00 a.m. and DHL uses our ground network on selected routes.  This arrangement also enhances our ability to pursue market share aggressively.  We believe it is important that our cost of transportation remain flexible without compromising our capability of providing heavy cargo lift and service to our customers.  Both EGL and DHL determined not to enter into a long-term binding agreement to formalize the relationship.

Domestic local delivery services

In the United States and Canada, we provide same-day local pick up and delivery services, both for shipments where we are acting as an air freight forwarder as well as for third-party customers requiring pick up and delivery within the same metropolitan area.  We believe that these services provide an important complement to our air freight forwarding services by allowing for quality control over the critical pick up and delivery segments of the transportation process as well as allowing for prompt, updated information on the status of a customer’s shipment at each step in the shipment process.  We focus on providing local pick up and delivery services to accounts with a relatively high volume of business, which we believe provides a greater potential for profitability than a broader base of small, infrequent customers.

As of December 31, 2003, local delivery services were offered in 80 of the 88 cities in the United States and Canada in which our terminals were located.  On-demand pick up and delivery services are available 24 hours a day, seven days a week.  In most locations, delivery drivers are independent contractors who operate their own vehicles.  Our Houston, Texas operations include a number of company-owned or leased trailers, trucks and other ground equipment primarily to service specific customer accounts.

Local pick up and delivery revenues were $267.4 million during 2003 and $237.1 million during 2002. Approximately $160.5 million of these revenues during 2003 and $150.3 million of these revenues during 2002 were attributable to our air freight forwarding operations and were eliminated upon consolidation.  The remaining pick up and delivery revenues were attributable to local delivery services for third-party, non-forwarding business.  A substantial majority of the total cost of providing for local pick up and delivery of our freight forwarding shipments in 2003 and 2002 was attributable to our own local pick up and delivery services.  Revenues from domestic local delivery services, net of intercompany revenues, are included in air freight forwarding revenues.

Domestic truck brokerage services

We have established truck brokerage operations in the United States, Europe and China to provide logistical support to our forwarding operations and, to a lesser extent, to provide truckload service to selected customers.  Our truck brokerage services locate and secure capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the economy delivery option.  We use internal truck brokerage operations to meet delivery requirements without having to rely on third-party truck brokerage services.  Additionally, by providing for our own truck brokerage, we have been able to achieve greater efficiencies and utilize purchasing power over transportation providers.  We do not own a significant number of the trucks used in our truck brokerage operations and, instead, primarily use carriers or independent owner-operators of trucks and trailers on an as-needed basis.  We use our relationships with a number of independent trucking companies to obtain truck and trailer space.

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

A number of our facilities provide protective cargo packing, crating and specialized handling services for retail goods, government-specification cargo, consumer goods, hazardous cargo, heavy machinery and assemblies and perishable cargo.  Other facilities are equipped to handle equipment and material from multiple origins to overseas “turn-key” projects, such as manufacturing facilities or government installations. We do not own or operate ships or assume carrier responsibility, preferring to retain the flexibility to tailor logistics, services and options to customer requirements.

Our compensation for ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by customers, who are either shippers or consignees.  In 2003, approximately 3% of our net revenues were attributable to international ocean freight forwarding, including commissions, forwarding fees and associated ancillary services.

Our global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to our air freight consolidation operations.  We procure customer freight, consolidate shipments bound for a particular destination, determine the routing, select the ocean carrier or charter a ship, and tender each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.  As a NVOCC, we generally derive our revenues from the spread between the rate charged to our customer and the ocean carrier’s charge to us for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight.  Because of the volume of freight we control and consolidate, we are generally able to obtain lower rates from ocean carriers than the rate the shipper would be able to procure.  In 2003, ocean freight consolidation and associated ancillary services contributed approximately 6% of our net revenues.

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

We rely both on company-designed and third-party computer technology for customs brokerage activities performed on behalf of our clients.  We employ the Automated Brokerage Interface information system, providing an online link with the Bureau of U.S. Customs and Border Protection, or CBP.  In several global trading centers, in addition to the United States, our offices are connected electronically to customs agencies for expedited pre-clearance of goods and centralized import management.  Such online interface with customs agencies speeds freight release and provides nationwide control of clearances at multiple ports and airports of entry.

We work with importers to design cost-effective import programs that utilize our distribution and logistics services and computer technology.  Such services include:

-

electronic document preparation,

-

cargo routing from overseas origins to ports and airports of entry,

-

foreign trade zone utilization,

-

bonded warehousing,

-

distribution of the cleared cargo to inland locations, and

-

duty drawback.

In many United States and overseas locations, our bonded warehouses enable importers to defer payment of customs duties and coordinate release of cargo with their production or distribution schedules. Goods are stored under customs service supervision until the importer is ready to withdraw or re-export them. We receive storage charges for these in-transit goods and fees for related ancillary services.  We also offer Foreign Trade Zone management and duty drawback services to provide customers with additional tools to maintain cost-effective import programs.

As a customs broker operating in the United States, we are licensed by the U.S. Treasury and regulated by the CBP.  Our fees for acting as a customs broker in the United States are not regulated, and we do not have a fixed fee schedule for customs brokerage services.  Instead, fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided.  In addition to fees, we bill the importer for amounts that we have paid on the importer’s behalf, including duties, collect freight charges and similar payments.  In 2003, approximately 16% of our net revenues were attributable to customs brokerage services.

We are committed to helping our customers secure their global supply chains from the global threat of terror.  As such, we have actively engaged in all U.S. government initiatives in the post September 2001 market.  We are transmitting advanced ocean shipment information to CBP via its Ocean Automated Manifest System (AMS).  We are prepared to meet the requirements of the Trade Act of 2002 and, pursuant to regulations established by the CBP, transmit advanced shipment information for all import and export shipments regardless of mode of transport.  In December 2003, we began the Prior Notice reporting of human and animal food shipments as required by the U.S. Food and Drug Administration BioTerrorism Act.  Further, all of our facilities have been registered with the U.S. Food and Drug Administration as required by the BioTerrorism Act to ensure that we can meet the global transportation needs of our customers.  We are also anticipating and preparing for similar security initiatives in other jurisdictions outside of the U.S.  As a result, we believe our customs brokerage strengths include the following:

-

over 100 years of experience in importing goods into the United States;

-

ISO certified desk level processes;

-

infrastructure of licensed professionals;

-

Customs-Trade Partners Against Terrorism, or C-TPAT, partner engaged in supply chain security; and

-

formal on-going training programs to ensure our expertise in U.S. import laws and regulations.

Logistics and Other Services

Customers increasingly demand more than the movement of freight from their transportation suppliers.  To meet these needs, suppliers seek to customize their services, by, among other things, providing information on the status of materials, components and finished goods throughout the logistics pipeline and performance reports on and proof of delivery for each shipment.  We provide a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services.  In 2003, approximately 17% of our net revenues were attributable to logistics and other services.

Logistics services

We use our logistics expertise to maximize the efficiency and performance of our customers’ supply chains by providing solutions tailored to their specific needs. We provide logistics services to our clients that are transactional or commodity based, have pricing models that are contractual (fixed or variable) where we focus mainly on reducing our customers’ cost structure and may provide niche services and enhanced capabilities.   In addition, we provide transportation consulting services and make our expertise and resources available to assist customers in balancing their transportation needs against budgetary constraints by developing logistics plans.  We staff and manage the shipping departments of some of our customers that outsource their transportation management function.  We also provide other ancillary services, including electronic data interchange, customized shipping reports, computerized tracking of shipments, air charters, cargo assembly and protective packing and crating.

We have established Eagle Exhibitor Services, an internal group that focuses on the special needs of exhibitors in the trade show industry.  In addition to air freight forwarding and charter services, this group provides special exhibit handling, by-appointment delivery, caravan services and short-term warehousing.

Distribution and materials management services

We offer a wide range of customized inbound logistics and distribution management of our customers’ inventory.  We offer these materials management services primarily in conjunction with the transportation of cargo.  These services are provided in a number of our owned and leased logistics facilities in many locations throughout the world.  During 2003, we continued our program of improving existing facilities to meet customer needs.  Our distribution and materials management services include inventory control, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation and special handling for perishables, hazardous materials and heavy-lift equipment.  For import shipments, we provide bonded warehouse services and, in certain locations, Free Trade Zone services.  These warehouse and distribution services complement the other transportation services, including the information systems tools that form part of the integrated logistics solutions we offer to customers.

Global projects

We have global project divisions in North America, United Kingdom and Asia Pacific to meet the special requirements of global project management and heavy-lift movements.  In addition to logistics advice and traditional ocean and air transportation services, the project divisions provide on-site assistance, vessel chartering services and consulting regarding large-scale project movements.

Trade facilitation services

Our EGL Trade Services, Inc. subsidiary specializes in providing procurement, financial and distribution management services to multinational customers.  EGL Trade Services purchases both raw materials for manufacturing and finished goods for distribution, then coordinates their global deployment, as directed by the customer.  EGL Trade Services delivers its services through custom-designed Vendor and Distribution Hub programs.  Through EGL Trade Services, we are able to coordinate a customer’s procurement, logistics, transportation and distribution activities within a single supply chain program.  This enables us to optimize customer supply chains by streamlining the material, information and financial flows through integration of the specific supply chain processes and elimination of redundant transactions.

Insurance

We arrange international insurance for our customers in connection with our air freight and ocean freight forwarding operations.  Insurance coverage is frequently tailored to a customer’s shipping program and is procured for the customer as a component of our integrated logistics.  We also arrange for surety bonds for importers as part of our customs brokerage activities.  We report insurance revenues in air freight forwarding, ocean freight forwarding or customs brokerage and other revenues based on the nature of the insured shipment.

Information Systems

A primary component of our business strategy is the continued development of advanced information systems.  We have invested substantial management and financial resources in the development of our information systems in an effort to provide accurate and timely information to our management and customers.  We believe that our systems have been instrumental in the productivity of our personnel, tracking of revenues and costs and the quality of our operations and service, and have resulted in substantial reductions in paperwork, and expedited the entry, processing, retrieval and internal dissemination of critical information. These systems also enable us to provide customers with accurate and up-to-date information on the status of their shipments, through a wide range of media, which has become increasingly important.

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

We have organized our computer applications to support the supply chain process.  These applications are grouped into four broad categories as follows:

-

Transportation Management Systems, which include our traditional freight forwarding and consolidation systems, our pick up and delivery systems for dispatching our owner operated vehicles and route optimization systems for our dedicated fleet of vehicles.

-

Regulatory Management Systems, which support our export and import processing.  These are country specific to comply with local regulatory and reporting requirements.

-

Material Management Systems, for our logistics, warehouse management and distribution program.

-

Financial Management Systems, for our global accounting, intercompany settlement, receivables and payable management, consolidation, and internal and external financial reporting.

Some of these applications are linked together through our data repositories or data warehouse to enable us to deliver information and provide visibility both internally and externally.

Currently our Information Technology strategic initiatives include:

-

continuing to integrate our service applications to further expand and enhance the value of our supply chain management programs;

-

developing customer oriented information delivery tools using extranets and data marts, which provide our customers direct access to information associated with their transportation, inventory and logistics activity;

-

leveraging the power of the Internet to provide easy access to this information using web-based tools;

-

upgrading our financial management, human resources and international operational systems on a global basis; and

-

continuing to expand our activities in business to business connectivity with our customers’ systems.  This includes, but is not limited to, receiving shipment requests, advance shipment  notices, commercial invoices, etc. and providing status information electronically back to our customers.

Sales and Marketing

We market services and supply chain solutions through a global organization of nearly 770 full-time sales people.  Our sales organization continues to be one of our differentiating factors in the marketplace.  All of our leaders, from Senior Management down to the station managers, support our sales people with an active and targeted selling approach.  Our managers at each station are responsible for customer service and the daily execution of customer requirements focusing on a level of service that we believe will exceed customer expectations.  This includes proactively managing existing customer requirements for accounts with national and global scope as well as coordinating and communicating requirements for local customers or national/global account affiliates.  Our station managers are responsible for the overall results of their facility and are empowered to make decisions to support our customers and return a fair profit.  In addition, our divisional and regional managers are responsible for the financial performance of the assigned stations within their division or region.  Our employees are available 24 hours a day, seven days a week to respond to our customers.

Customer retention and mining deeper into current relationships to participate in new business opportunities is important to us, and we emphasize this throughout our organization.  Our logistics or “non-transportation” revenues have grown at a greater rate than our transportation revenue, and we will continue to market, design and execute supply chain solutions aimed at reducing our customer’s delivered costs and strengthening our customer alliances.  We continue to emphasize the development of high-revenue potential national and global accounts with our corporate and global selling while aggressively targeting local accounts where we can leverage our array of services and North America network.  The larger, more complex accounts typically have many requirements ranging from very detailed standard operating procedures on international opportunities to customized information technology requirements.  Our global network and operating continuity allows us to provide one-stop shopping solutions for these multi-national organizations.  We believe our recent growth and cost optimization has enabled us to more effectively compete for and obtain many new accounts.

Customers

Our customers are manufacturers and distributors of a vast array of goods including, but not limited to, electronic and high-technology, automotive, oil and gas, energy, retail, pharmaceutical and health care, machinery, printed matter, trade show materials and aerospace.  We also continue to expand our business with government agencies and defense entities globally.  In 2003, no customer accounted for more than 10% of our revenues.  Despite this healthy diversification of customers, adverse conditions in some of our larger business sectors could have an impact on our business should there be a significant decrease in our customers’ volumes.  We expect that demand for our services, and consequently results of operations will continue to be sensitive to domestic and global economic conditions and other factors we cannot directly control.  As such, our focus will remain on expanding lines of business with current customers and adding new accounts through our superior field and global sales teams.

In 2003, our principal customers included shippers of:

-

computers and other electronic and high-technology equipment,

-

automotive and aerospace components,

-

governmental and military equipment,

-

trade show exhibit materials,

-

telecommunications equipment,

-

pharmaceuticals,

-

printed and publishing materials,

-

oil and gas equipment,

-

construction and heavy equipment, and

-

apparel and entertainment equipment.

Regulation

Failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our permits or authorities.  We cannot give assurance as to the degree or cost of future regulations on our business.  Some of the regulations affecting our operations are described below.

Air freight forwarding

Our air freight forwarding business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the U.S. Department of Transportation, although air freight forwarders are exempted from most of the Federal Aviation Act’s requirements by the Economic Aviation Regulations.  Our foreign air freight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions.  The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

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

Customs brokerage

Our United States customs brokerage operations are subject to the licensing requirements of the U.S. Department of Homeland Security and are regulated by the U.S. Customs Service.  We have received our customs brokerage license from the CBP and additional related approvals.  Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

As security measures have increased around the globe and the United States focuses more heavily on import security, we have adopted certain measures to be well-positioned for the new U.S. government focus on security.  The U.S. Department of Homeland Security and the CBP have certified us as a member of the C-TPAT.  Further we were one of the first 100 members of C-TPAT to have our security procedures, standards and technology completely validated by CBP in 2003.  As part of our layered approach to supply chain security, we have also been certified as a member of the Business Anti Smuggling Coalition (BASC).  In December 2003, we began the Prior Notice reporting of human and animal food shipments as required by the U.S. Food and Drug Administration BioTerrorism Act.  Further all of our facilities have been registered with the U.S. Food and Drug Administration as required by the BioTerrorism Act to ensure that we can meet the global transportation needs of our customers. We are also anticipating and preparing for similar security initiatives outside the U.S.

Logistics and other services

Some portions of our warehouse operations require:

-

registration under the Gambling Act of 1962 and a license or registration by the U.S. Department of Justice,

-

authorizations and bonds by the U.S. Treasury,

-

a license by the Bureau of Alcohol, Tobacco & Firearms of the U.S. Treasury, and

-

approvals by the U.S. Customs Service.

Environmental

In the United States, we are subject to federal, state and local provisions relating to the discharge of materials into the environment or otherwise for the protection of the environment.  Similar laws apply in many foreign jurisdictions where we operate or may operate in the future.  Although current operations have not been significantly affected by compliance with these environmental laws, governments are becoming increasingly sensitive to environmental issues, and we cannot predict what impact future environmental regulations may have on our business.  We do not anticipate making any material capital expenditures for environmental control purposes.

Employees

We had over 9,000 employees at December 31, 2003, including approximately 770 sales personnel.  None of our employees are currently covered by a collective bargaining agreement.  We have experienced no work stoppages and consider our relations with employees to be good.  We also had contracts with approximately 1,700 independent owner/operators of local delivery services as of December 31, 2003.  The independent owner/operators own, operate and maintain the vehicles they use in their work for us and may employ qualified drivers of their choice.  Our owned or leased vehicles were driven by approximately 135 of our employees as of December 31, 2003.

We pay our entire sales force and most of our operations personnel what we believe is significantly more than the industry average through the use of incentive and commission programs.  We offer a broad-based compensation plan to these employees.  Sales personnel are paid a gross commission based on the net revenues of shipments sold.  Operations personnel and management are paid bonuses based on the profitability of their locations as well as on our overall profitability.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of January 31, 2004:

Name	Age	Position
James R. Crane	50	Chairman of the Board of Directors and Chief Executive Officer

Elijio V. Serrano	46	Chief Financial Officer

E. Joseph Bento	41	Chief Marketing Officer and President of North America

Ronald E. Talley	52	President of Select Carrier Group, a wholly owned subsidiary of EGL, Inc.

James R. Crane.  Mr. Crane has served as our Chief Executive Officer and Chairman of the Board of Directors since he founded EGL in March 1984.

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

Ronald E. Talley.  Mr. Talley was appointed President of Select Carrier Group, a wholly owned subsidiary of EGL in July 2002.  He served as Chief Operating Officer, Domestic from December 1997 to June 2002.  He joined us in 1990 as a station manager and later served as a regional manager.  In 1996, he served as a Senior Vice President of Eagle Freight Services, and our truck brokerage and charter operations, and most recently, he has served as Senior Vice President of our air and truck operations.  Prior to joining us, Mr. Talley served as a station manager at Holmes Freight Lines from 1982 to 1990.  From 1979 to 1982, Mr. Talley held a variety of management positions with Trans Con Freight Lines.  From 1969 to 1979, Mr. Talley served in several management positions at Roadway Express.

Forward-Looking Statements

The statements contained in all parts of this document (including the portion, if any, appended to this Form 10-K) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following:

-

the realignment of our sales organization including its effects and cost synergies,

-

the DHL arrangement (including its effect, timing and DHL’s use of our ground network),

-

our plan to deploy global financial and operational information technology systems,

-

the effect and benefits of the MIF acquisition,

-

our asset based credit facility,

-

the effects of the Circle integration plan,

-

the termination of joint venture/agency agreements and our ability to recover assets in connection therewith,

-

our ability to meet the requirements of the Trade Act of 2002,

-

the timing and amount of repurchases of our outstanding common stock,

-

the effect of matters relating to the Commissioner’s Charge (including the settlement thereof) and our intentions or expectations of prevailing with respect thereto,

-

the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith,

-

our plan to reduce costs (including the scope, timing, impact and effects thereof), cost management efforts and potential annualized costs savings,

-

our ability to improve our cost structure,

-

consolidation of field offices (including the scope, timing and effects thereof),

-

anticipated future recoveries from actual or expected sublease agreements,

-

the sensitivity of demand for our services to domestic and global economic conditions,

-

ability to fund operations,

-

expectations regarding the economy in the U.S. and general global economic conditions,

-

expected growth,

-

construction of new facilities,

-

the development, implementation, upgrade and integration of any of our information systems solutions,

-

the impact of taxes on our cash flow and profitability (including the outcome of current tax audits),

-

our preparedness for security initiatives,

-

the benefits of EGL ComplianceSource,

-

our ability to help our customers secure their global supply chains,

-

the impact of heightened security measures on our ability to do business,

-

future operating expenses,

-

anticipated capital expenditures,

-

future margins,

-

use of credit facility proceeds,

-

fluctuations in currency valuations,

-

fluctuations in interest rates,

-

our Miami Air investment and credit support, and our other unconsolidated affiliates,

-

future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions,

-

the effectiveness of our disclosure controls and procedures,

-

and business strategy profitably,

-

the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows,

-

our ability to continue to grow and implement growth

-

the ability of expected sources of liquidity to support working capital and capital expenditure requirements,

-

the tax benefit of any stock option exercises, and

-

future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts.

Forward-looking statements in this Form 10-K (including the portion, if any, appended to the Form 10-K) are also identifiable by use of the following words and other similar expressions, among others:

- “anticipate,”	- “intend,”
- “believe,”	- “may,”
- “budget,”	- “might,”
- “could,”	- “plan,”
- “estimate,”	- “predict,”
- “expect,”	- “project,” and
- “forecast,”	- “should.”

Our actual results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below, our accounting policies, our future financial and operating results, financial condition, cash needs and demand for our services, actions by customers, suppliers and other third parties, success in plans with respect to information systems, success of cost reduction efforts, as well as other factors detailed in this document and our other filings with the Securities and Exchange Commission.  If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  We undertake no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing for any reason.

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

We market and sell our services in the United States and internationally.  We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future.  We presently conduct our international sales in the following geographic areas:  North America, Europe, Asia, Middle East, India, Africa, South America and South Pacific.  Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts may adversely affect the global economy, our customers and their ability to pay for our services.  There are risks inherent in conducting our business internationally, including:

-

general political and economic instability in international markets, including heightened security measures as a result of terror alerts, could impede our ability to deliver our services to customers and adversely affect our results of operations,

-

changes in regulatory requirements could restrict our ability to deliver services to our international customers,

-

export restrictions, tariffs, licenses and other trade barriers could prevent us from adequately equipping our facilities worldwide,

-

differing technology standards across countries may impede our ability to integrate our services across international borders,

-

increased expenses associated with marketing services in foreign countries could affect our ability to compete,

-

difficulties in staffing and managing foreign operations could affect our ability to compete,

-

adverse taxes could potentially affect our results of operations,

-

complex foreign laws and treaties could adversely affect our ability to compete, and

-

difficulties in collecting accounts receivable could adversely affect our results of operations.

These and other risks could impede our ability to manage our international operations effectively, limit the future growth of our business, increase our costs and require significant management attention.

Events impacting the volume of international trade and international operations could adversely affect our international operations.

Our international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations.  This trade, as well as our international operations, are influenced by many factors, including:

-

economic and political conditions in the United States and abroad,

-

major work stoppages,

-

difficulties in managing overseeing foreign operations,

-

exchange controls and currency fluctuations,

-

wars, other armed conflicts and terrorism, and

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

Demand for our services has been adversely impacted by negative conditions in the United States economy or the industries of our customers.  A substantial number of our principal customers are in the automotive, personal computer, electronics, telecommunications and related industries and their business has been adversely affected, particularly during the past two years.  These customers collectively account for a substantial percentage of our revenues.  Despite indications of an economic recovery in the United States, adverse conditions or worsening conditions in the industries of our customers could cause us to lose a significant customer or experience a decrease in the shipment volume and business levels of our customers.  Either of these events could negatively impact our financial results.  Adverse economic conditions outside the United States can also have an adverse effect on our customers and our business.  We expect that demand for our services, and consequently our results of operations, will be sensitive to domestic and global economic conditions and other factors beyond our control.

Our business is subject to seasonal trends.

Historically, our operating results have been subject to seasonal trends, when measured on a quarterly basis.  Typically, our first fiscal quarter is weaker when compared to our other fiscal quarters of the corresponding year.  The seasonality of our business is a result of a variety of factors, including holiday seasons, consumer demand, economic conditions and other factors beyond our control.  As we cannot predict or influence these factors, we cannot be certain that the seasonal trends will continue in future periods as they have in our historical operating patterns.

Currency devaluations in the foreign markets in which we operate could decrease demand for our services.

We denominate some of our foreign sales in U.S. dollars.  Consequently, decreases in the value of local currencies relative to the U.S. dollar in the markets in which we operate could adversely affect the demand for our services by increasing the price of our services in the currencies of the countries in which they are sold.

Currency fluctuations in the foreign markets in which we operate could result in currency translation exchange gains or losses or could increase or decrease the book value of our net assets.

Appreciation or depreciation in the value of local currencies relative to the U.S. dollar in the markets in which we operate will result in currency translation exchange gains or losses, which, if the appreciation or depreciation is significant, could be material.  Additionally, the revenues, expenses, assets and liabilities of our international operations are denominated in each country’s local currency.  As such, when the value of those revenues, expenses, assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely affect the results of operations and the book value of our net assets.

Our effective income tax rate will impact our results of operations, our cash flows and our profitability.

As a global company, we generate taxable income in different countries throughout the world, with different effective income tax rates.  Our future income tax rate will be impacted by a number of factors, including the geographical composition of our worldwide taxable income.  If the United States or foreign tax authorities were to change applicable tax laws or successfully challenge the manner in which our income taxes are currently recognized, our effective income tax rate could increase, which would adversely impact our cash flow and profitability.

If we fail to develop, deploy and integrate financial and operational information technology systems or if we fail to upgrade or replace our information technology systems to handle increased volumes and levels of complexity, meet the demands of our customers and protect against disruptions of our operations, our business may be seriously harmed.

We are undertaking various initiatives to upgrade the information technology systems supporting our services in order to improve operational efficiencies and increase connectivity with our customers’

and trading partners’ systems in a timely and cost-effective manner.  The failure of the hardware or software that supports our information technology systems, the loss of data contained in the systems, or the inability to access or interact with our customers electronically through our web site could significantly disrupt our operations, prevent customers from placing orders or cause us to lose customers.  If our information technology systems are unable to manage additional volume for our operations as our business grows, our service levels and operating efficiency could decline.  If we fail to hire and retain qualified personnel to implement, maintain and protect our information technology systems, or if we fail to upgrade our systems to meet demands of our customers, our business could be seriously harmed.

If we fail to protect our confidential information, including our intellectual property rights, we may lose market share and our financial condition may be materially adversely affected.

We rely on a combination of copyright, trademark and trade secret laws and confidentiality procedures to protect our intellectual property rights and other confidential information.  These protections may not be sufficient, and they do not prevent independent third parties from developing competitive products and services.  A failure to protect our confidential information from unauthorized use or disclosure could diminish the value of our confidential information and our financial condition may be materially adversely affected.

Heightened security measures as a result of terrorist threats have created economic, political and regulatory uncertainties, some of which may materially harm our business and prospects and our ability to conduct business in the ordinary course.

The terrorist attacks that took place in the United States on September 11, 2001, and subsequent terrorist threats have adversely affected many businesses, including our business.  The national and global responses to terrorist threats, including heightened security measures, may materially affect us adversely in ways we cannot currently predict.  Some of the possible future effects include reduced business activity by our customers, changes in security measures or regulatory requirements for air travel and reductions in available commercial flights that may make it more difficult for us to arrange for the transport of our customers’ freight and increased credit and business risk for customers in industries that were severely impacted by the attacks.

Our ability to serve our customers depends on the availability of cargo space from other parties.

Our ability to serve our customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that we use. Shortages of cargo space are most likely to develop around holidays and in especially heavy transportation lanes.  In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular transportation lanes at particular times.  This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond our control. Our future operating results could be adversely affected by significant shortages of suitable cargo space and associated changes in policies such as increases in rates and the cost of fuel, taxes and labor charged by passenger airlines or ocean carriers for cargo space.

We may lose business to competitors.

Competition within the freight industry is intense.  We compete in North America primarily with fully integrated carriers, including BAX, Menlo and smaller freight-forwarders.  Internationally, we compete primarily with the major European based freight forwarders, Expeditors International, BAX, Menlo and other freight forwarders.  We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe.  We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers.  As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms.  Our inability to compete successfully in our industry could cause us to lose customers or lower the volume of our shipments.

Our industry is consolidating and if we are unable to gain sufficient market presence in our industry, we may not be able to compete successfully against larger, global companies in our industry.

There has been an increasing trend in our industry toward consolidation of the niche players and larger companies, which are attempting to increase their global operations through the acquisition of freight forwarders and contract logistics providers.  If we are unable to gain sufficient market share in our industry through internal growth, we may not be able to compete successfully against larger, global companies in our industry.

Our success depends on the efforts of our founder and other key managers and personnel.

Our founder, James R. Crane, continues to serve as Chief Executive Officer and Chairman of the Board of Directors.  We believe that our success is highly dependent on the continuing efforts of Mr. Crane and other executive officers and key employees, as well as our ability to attract and retain other skilled managers and personnel.  The loss of the services of any of our key personnel could have a material adverse effect on us.

If we are unable to limit our exposure for customers’ claims through contract terms and insurance coverage, we could be required to pay large amounts as compensation for their claims and our results of operations could be materially adversely affected.

Typically, we limit our liability in contracts with our customers for loss or damage to their goods.  However, as a freight forwarder, the airline or ocean carriers that we use generally assume the same responsibility to us as we assume to our customers.  When we act in the capacity of an authorized agent for an air or ocean carrier, the carrier, rather than us, assumes liability for the safe delivery of the customer’s cargo to its ultimate destination.  We have, from time to time, made payments to customers for claims related to our services.  Should we experience an increase in the number of such claims or an increase in liability pursuant to claims or unfavorable resolution of claims, our results could be adversely affected.  There can be no assurance that our insurance coverage will provide us with adequate coverage for such claims or that the maximum amount for which we are liable in connection with our services will not change in the future.  In addition, significant increases in insurance costs as a result of claims arising from our services could reduce our profitability.

We are subject to claims arising from our pick up and delivery operations.

We use the services of thousands of drivers in connection with our local pick up and delivery operations.  From time to time, these drivers are involved in accidents.  Although most of these drivers are independent contractors, we could be held liable for their actions.  Claims against us may exceed the amount of insurance coverage.  A material increase in the frequency or severity of accidents, liability claims or workers’ compensation claims, or unfavorable resolutions of claims, could materially adversely affect us.  In addition, significant increases in insurance costs as a result of these claims could reduce our profitability.

We could incur additional expenses or taxes if the independent owner/operators we use in connection with our local pick up and delivery operations are found to be “employees” rather than “independent contractors.”

The Internal Revenue Service, state authorities and other third parties have at times successfully asserted that independent owner/operators in the transportation industry, including those of the type we use in connection with our local pick up and delivery operations, are “employees” rather than “independent contractors.”  Although we believe that the independent owner/operators we use are not employees, and have tailored our program specifically to avoid this categorization, the IRS, state authorities or others could challenge this position, and federal and state tax or other applicable laws, or interpretations of applicable laws, could change.  If they do, we could incur additional employee benefit-related expenses and could be liable for additional taxes, penalties and interest for prior periods and additional taxes for future periods.

Our failure to comply with governmental permit and licensing requirements could results in substantial fines or revocation of our operating authorities, and changes in these requirements could adversely affect us.

Our operations are subject to various state, local, federal and foreign regulations that in many instances require permits and licenses.  Moreover, costs for security as a result of governmental regulations that have been and will be adopted in response to terrorist activities and potential terrorist activities, government deregulation efforts, “modernization” of the regulations governing customs clearance and changes in the international trade and tariff environment could require material expenditures or otherwise adversely affect us.  We may not be able to pass these increased costs on to our customers in the form of rate increases or surcharges.  We cannot predict what impact future regulations may have on our business.  Our failure to maintain required permits or licenses, or to comply with applicable regulations, could result in substantial fines or revocation of our operating authorities.

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

Our chairman beneficially owns approximately 21.2% of our outstanding common stock and has the greatest influence of any of our stockholders.

James R. Crane beneficially owns approximately 21.2% of our outstanding common stock.  Based on the ownership positions of our current stockholders, his ability to influence matters submitted to a vote of stockholders is greater than any other stockholder.

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

The following table sets forth certain information as of December 31, 2003 concerning the number of our domestic and foreign facilities and freight handling terminals:

	Owned	Leased	Total
North America	3	151	154
South America	4	19	23
Europe and Middle East	13	112	125
Asia and South Pacific	16	76	92
Total	36	358	394

As of December 31, 2003, we leased our corporate office which occupied approximately 166,000 square feet of space in a facility located in Houston, Texas.

For information regarding the consolidation of facilities at our operating locations, see note 4 of the notes to our consolidated financial statements.  For further information regarding our lease commitments, see note 18 of the notes to our consolidated financial statements.

ITEM 3.

Legal Proceedings

In December 1997, the U.S. Equal Employment Opportunity Commission (“EEOC”) issued a Commissioner’s Charge pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended (“Title VII”). In the Commissioner’s Charge, the EEOC charged us and certain of our subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (1) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (2) failures to investigate, (3) failures to maintain proper records and (4) failures to file accurate reports.  The Commissioner’s Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

On May 12, 2000, four individuals filed suit against us alleging gender, race and national origin discrimination, as well as sexual harassment.  This lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, Pennsylvania.  The EEOC was not initially a party to the Philadelphia litigation.  In July 2000, four additional individual plaintiffs were allowed to join the Philadelphia litigation.  We filed an Answer in the Philadelphia case and extensive discovery was conducted.  The individual plaintiffs sought to certify a class of approximately 1,000 of our current and former employees and applicants.  The plaintiff’s initial motion for class certification was denied in November 2000.

On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation, which was granted by the Court in Philadelphia on January 31, 2001.  In addition, the Philadelphia Court also granted our motion that the case be transferred to the United States District Court for the Southern District of Texas -- Houston Division where we had previously initiated litigation against the EEOC due to what we believed to have been inappropriate practices by the EEOC in the issuance of the Commissioner’s Charge and in the subsequent investigation.  Subsequent to the settlement of the EEOC action described below, the claims of one of the eight named plaintiffs were ordered to binding arbitration at our request.  We recognized a charge of $7.5 million in the fourth quarter of 2000 as an estimated cost of defending and settling the asserted claims.

On October 2, 2001, we and the EEOC announced the filing of a Consent Decree settlement.  This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge mentioned above.  Under the Consent Decree, we agreed to pay $8.5 million into a fund that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program.  The Program will provide training and educational opportunities for women and minorities already employed by us and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, we have not made any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.  During the quarter ended September 30, 2001, we accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 to the Leadership Development Program described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.  In 2003, we reversed $1.4 million of the accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and payroll taxes we will not be required to pay.

The Consent Decree settlement provides that we establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  As of December 31, 2003, we have deposited the required $8.5 million into the Class Fund and $500,000 into the Leadership Development Fund.  In the event that any portion of the Class Fund, including accrued interest, has not been distributed as required by the Consent Decree after a period of three hundred (300) days has elapsed from the date on which the settlement checks were mailed, then such remaining amounts from the Class Fund shall be paid, subject to such further orders as the court may deem appropriate, to the Leadership Development Fund.  See note 17 of the notes to our consolidated financial statements.

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

In July 2002, Kitty Hawk, Inc., a provider of air transportation services, filed a demand for binding arbitration against us with the American Arbitration Association to resolve its claim for freight transportation services rendered to us.  In response, we asserted certain counterclaims.  In July 2002, we recorded a liability of $1.5 million for our estimated exposure for Kitty Hawk’s claim.  Arbitration hearings were held during June 2003 and the parties submitted their final post-hearing briefs.  In August 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk $3.8 million.  We filed a motion to modify and correct the award, which was denied by the arbitrators in September 2003.  We paid Kitty Hawk $2.0 million through December 31, 2003.  The remaining balance of $1.8 million will be paid during 2004.  In September 2003, we increased our liability by $2.3 million to the amount awarded to Kitty Hawk in arbitration.  This charge is included in cost of transportation in the consolidated financial statements.

In addition, we are party to routine litigation incidental to our business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

ITEM 4.

Submission of Matters To a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5.

Market for Registrant’s Common Stock and Related Shareholder Matters

Our common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol EAGL.  The following table sets forth the quarterly high and low closing sales prices for each indicated quarter of 2002 and 2003.

Quarter Ended	High	Low
March 31, 2002	$ 15.87	$ 9.50
June 30, 2002	19.29	13.50
September 30, 2002	16.85	9.18
December 31, 2002	16.15	10.11

March 31, 2003	$ 15.18	$ 11.63
June 30, 2003	16.90	14.43
September 30, 2003	20.22	14.95
December 31, 2003	20.09	16.00

The closing price for our common stock was $15.99 on February 27, 2004.  There were approximately 358 stockholders of record (excluding brokerage firms and other nominees) of our common stock as of February 27, 2004.

Since our initial public offering in November 1995, EGL has not paid cash dividends on our common stock, although Circle had regularly declared semi-annual dividends prior to the merger of EGL and Circle in 2000.  It is the current intention of our management to retain earnings to finance the growth of our business in lieu of paying dividends.  Our bank credit agreement prohibits us from declaring or paying any cash dividends without the bank’s consent.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our credit agreement.

Convertible Subordinated Notes

In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes to Credit Suisse First Boston Corporation, as initial purchaser, in a “Rule 144A Offering,” pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.  Our net proceeds from the issuance and sale of the notes were approximately $96.7 million after deducting the discount to the initial purchaser and estimated expenses of the offering.  We used all of the net proceeds to repay a portion of our borrowings under our then existing amended and restated credit facility.

The notes bear interest at an annual rate of 5%, payable on June 15 and December 15 of each year. The notes mature on December 15, 2006.  The notes are convertible at any time up to four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  We may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date.  Upon a change in control, a noteholder may require us to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

ITEM 6.

Selected Financial Data

The following table sets forth selected financial data that have been derived from our consolidated financial statements.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year Ended December 31,
	2003	2002	2001	2000	1999(1)
		(in thousands, except per share amounts)
Statement of Operations Data:
Revenues (2)	$ 2,171,732	$ 1,869,333	$ 1,860,749	$ 2,079,863	$ 1,409,250
Net revenues (3)	735,252	672,132	644,183	719,512	587,075
Operating income (loss) (4)(5)(6)	44,765	29,672	(57,569)	9,892	72,862
Net income (loss) (7)	23,945	9,434	(40,177)	(722)	51,710
Basic earnings (loss) per share	$ 0.51	$ 0.20	$ (0.84)	$ (0.02)	$ 1.14
Basic weighted average shares outstanding	47,204	47,610	47,558	46,600	45,504
Diluted earnings (loss) per share	$ 0.50	$ 0.20	$ (0.84)	$ (0.02)	$ 1.11
Diluted weighted average shares outstanding	47,481	47,811	47,558	46,600	46,481

Balance Sheet Data (at year end):
Working capital	$ 229,636	$ 206,953	$ 193,124	$ 240,484	$ 231,533
Total assets	944,238	845,718	815,619	904,225	775,694
Long-term indebtedness and capital leases, net of current portion	113,317	107,330	106,339	94,032	35,976
Stockholders’ equity	414,596	376,541	366,091	403,767	401,455

(1)

In July 2000, we changed our fiscal year end to December 31 beginning with the December 31, 2000 year end.  Prior to 2000, our fiscal years ended on September 30.  In October 2000, we completed a merger with Circle International Group, Inc., accounted for as a pooling of interests. The statement of operations data has been prepared by combining our results of operations for the year ended September 30, 1999, with Circle’s results of operations for the year ended December 31, 1999.  The balance sheet data has been prepared by combining our financial results as of September 30, 1999, with Circle’s financial results as of December 31, 1999.  The periods have been labeled year ended December 31 to be more consistent with our current year-end.  The stand-alone results of operations of EGL for the three months ended December 31, 1999 have been omitted from the information presented.

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

(2)

We have classified in cost of sales for 2003, 2002, 2001 and 2000 the costs of certain reimbursed incidental activities previously reported net in revenues.  Amounts for 1999 have not been reclassified, as we were utilizing a different financial system in those years in which the detail is no longer readily available.  There is no impact on net revenues, operating income (loss) or net income (loss) as a result of this reclassification.

(3)

2003 includes a charge of $2.3 million or $1.4 million net of tax ($0.03 per diluted share) for settlement of the claim by Kitty Hawk.  See note 18 of the notes to our consolidated financial statements.

(4)

2002, 2001 and 2000 include transaction, integration and restructuring charges related to the merger with Circle totaling $5.7 million or $3.5 million net of tax ($0.07 per diluted share), $14.0 million or $8.5 million net of tax ($0.18 per diluted share) and $67.4 million or $49.9 million net of tax ($1.07 per diluted share), respectively.  See note 4 of the notes to our consolidated financial statements.

(5)

2001 includes a charge of $10.1 million or $6.2 million net of tax ($0.13 per diluted share) related to the EEOC legal settlement.  2003 includes a credit of $1.4 million or $870,000 net of tax ($0.02 per diluted share) for reversal of a portion of the EEOC legal settlement accrual recorded in 2001.  See note 17 of the notes to our consolidated financial statements.

(6)

2002 includes grant proceeds of $8.9 million or $5.4 million net of tax ($0.11 per diluted share) received in the third quarter of 2002 from the United States Department of Transportation under the Air Transportation Safety and System Stabilization Act signed into law on September 22, 2001.  See note 2 of the notes to our consolidated financial statements.

(7)

2002 includes a charge of $7.4 million or $4.5 million net of tax ($0.10 per diluted share) for impairment of our investment in Miami Air and accrual for our exposure on a standby letter of credit related to our investments.  2003 includes a credit of $1.3 million or $800,000 net of tax ($0.02 per diluted share) for reversal of the accrual for our exposure on the standby letter of credit related to our investment in Miami Air.  See note 8 of the notes to our consolidated financial statements.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.  In addition, for information on our critical accounting policies and the judgment made in their application, please read “Critical Accounting Policies and Estimates” beginning on page 46.

Overview

The primary macroeconomic growth indicators of our business include general growth in the economy, international trade, particularly out of Asia, the level of high-tech spending and the increase in outsourcing of logistics projects.  Drivers that we control and focus on internally are our ability to: (i) link transportation services with our logistics services, (ii) cross-sell our services to existing and prospective customers, and (iii) collaborate with our customers to provide flexible, cost-effective and profitable supply chain solutions.

We achieved revenues of $2.17 billion for the year ended December 31, 2003, a 16% increase over revenues of $1.87 billion in 2002.  Our financial position was strengthened by record gross and net revenues in the fourth quarter of 2003.  Despite growth in revenues, we remain committed to leveraging our infrastructure in North America by containing our facility related expenses, which have decreased as a percentage of net revenues from 2002 to 2003.

Our results of operations in 2003 were impacted by, among other things, the following:

-

leveraging our global network to increase volumes across all service offerings,

-

elimination of our dedicated charter network,

-

a weak economy during the first half of the year,

-

the continued shift away from United States priority to deferred shipments by our customers,

-

airline rate increases in Asia, and

-

operating losses on two logistics projects in Europe.

Leveraging our global network.  Our merger with Circle in 2000 established a global network for our services.  In 2003, we leveraged our global network and our ability to cross-sell services to increase volumes for all of our service offerings.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.  Our services improved as we have consolidated most operations in which we had duplicate facilities at the time of the merger with Circle and maintained relatively consistent selling, general and administrative expenses on higher net revenues.

Elimination of our dedicated charter network.  As of December 2003, we were no longer a party to any dedicated charter agreements or network.  Without such a network, we were able to capitalize on available capacity in the market to move our customers’ goods at the lowest cost available.  We believe the elimination of such fixed costs will further enable us to provide flexible solutions through a non-asset based model of services.

Shift from priority to deferred shipments.  U.S. overnight shipment counts continued to decline in 2003 as a result of a subdued demand by our customers, reflecting the weak economy and continued improvements by the industry in timely ground deliveries.  In addition, the continued shift to manufacturing operations overseas has reduced the amount of domestic activity but has resulted in increased U.S. imports.  Management believes that if the economy continues to recover, shipment of products will be expedited and inventory levels will continue to build as customers gain more confidence in the economic recovery.  We believe our low cost domestic model is capable of continuing to generate domestic growth with a mix of priority (next flight out, next day or second day time definite) and economy deferred (third through fifth day) shipments.

Rate increases in Asia.  Our third quarter and most of our fourth quarter performance was impacted by airline price increases out of Asia that were not matched with corresponding price increases to our customers due to weak air freight demand.  The airline pricing pressure has moderately improved in January 2004 and we believe we will be better-positioned in 2004 to sustain the impact of such rate increases by the airlines.  The steamship carriers also continued to increase their rates during the year, with our freight forwarding operations having moderate success in passing these price increases to customers.

Logistics projects in Europe.  Our first and second quarter performance in 2003 was impacted by operating losses on two logistics projects in Europe.  The performance on these projects improved during the latter half of 2003 and rebounded to profitability by year end.  We terminated these projects effective March 2004.

Our focus in 2004 will be to improve upon priority product shipment counts, streamline processes through our global deployment of our financial and operational information technology systems (see “Business – Information Systems”) and continue to leverage our North America infrastructure.

Results of Operations

Our principle services are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added logistics services.  The following table provides certain statement of operations data attributable to our principle services during the periods indicated.  Revenues for air freight and ocean freight consolidations (indirect shipments) include reimbursements from customers for the cost of transporting such freight.  Revenues for air freight and ocean freight agency or direct shipments, customs brokerage and import services, include only the fees or commissions for these services.  A comparison of gross revenues by product best measures the relative importance of our principle services, while a comparison of net revenue margins (net revenues as a percent of gross revenues) best measures the performance of each product line.  A comparison of operating expenses as a percent of net revenues considers the relationship between operating expenses and operating revenues.

		Twelve Months Ended December 31,
	2003		2002		2001
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
			(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 1,440,246	66.3	$ 1,283,610	68.7	$ 1,307,863	70.3
Ocean freight forwarding	298,143	13.7	216,602	11.6	195,040	10.5
Customs brokerage and other	433,343	20.0	369,121	19.7	357,846	19.2
Revenues	$ 2,171,732	100.0	$ 1,869,333	100.0	$ 1,860,749	100.0

		% of Gross		% of Gross		% of Gross
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 423,115	29.4	$ 405,989	31.6	$ 386,933	29.6
Ocean freight forwarding	65,078	21.8	58,135	26.8	58,912	30.2
Customs brokerage and other	247,059	57.0	208,008	56.4	198,338	55.4
Net revenues	$ 735,252	33.9	$ 672,132	36.0	$ 644,183	34.6

		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Operating expenses:
Personnel costs	416,565	56.7	370,817	55.2	383,211	59.5
Other selling, general and administrative expenses	275,337	37.4	274,878	40.9	294,488	45.7
Air Transportation Safety Stabilization grant	-	-	(8,923)	(1.3)	-	-
EEOC legal settlement	(1,415)	(0.2)	-	-	10,089	1.5
Transaction, restructuring and integration costs	-	-	5,688	0.8	13,964	2.2
Operating income (loss)	44,765	6.1	29,672	4.4	(57,569)	(8.9)
Nonoperating expense, net	6,249	0.9	14,556	2.2	8,442	1.3
Income (loss) before provision (benefit) for income taxes	38,516	5.2	15,116	2.2	(66,011)	(10.2)
Provision (benefit) for income taxes	14,571	2.0	5,895	0.8	(25,834)	(4.0)
Income (loss) before cumulative effect of change in accounting for negative goodwill	23,945	3.2	9,221	1.4	(40,177)	(6.2)
Cumulative effect of change in accounting for negative goodwill	-	-	213	-	-	-
Net income (loss)	$ 23,945	3.2	$ 9,434	1.4	$ (40,177)	(6.2)

2003 Compared to 2002

Revenues.  Revenues increased $302.4 million, or 16.2%, to $2,171.7 million in 2003 compared to $1,869.3 million in 2002 primarily due to an increase in air freight forwarding revenues of $156.6 million, additional increases in ocean freight forwarding revenues of $81.5 million and an increase in customs brokerage and other of $64.2 million.  Net revenues, which represent revenues less freight transportation costs, increased $63.2 million, or 9.4%, to $735.3 million in 2003 compared to $672.1 million in 2002.  Net revenue margins declined on pricing pressures out of Asia to the U.S.

Air freight forwarding revenues.  Air freight forwarding revenues increased $156.6 million, or 12.2%, to $1,440.2 million in 2003 compared to $1,283.6 million in 2002.  Air freight forwarding revenues increased in Asia Pacific, followed by Europe/Middle East, North America and South America.  Revenue increases are primarily driven by volume increases resulting from new large customer contracts and incremental increases in existing air freight business, particularly in exports from Asia and the U.S., offset by the weakening market for domestic shipments within the U.S.

Air freight forwarding net revenues increased $17.1 million, or 4.2%, to $423.1 million in 2003 compared to $406.0 million in 2002.  Air freight forwarding net revenues increased primarily in Europe/Middle East followed by North America.  The air freight forwarding margin (net revenues as a percentage of revenues) decreased to 29.4% for 2003 as compared to 31.6% for 2002.  Air freight forwarding net revenue margins declined in all geographic divisions, primarily due to airline rate increases we were not able to recover through comparable price increases to our customers and the shift from priority to deferred shipments in the U.S.  Air freight forwarding net revenue margin was also negatively impacted by an unfavorable settlement with Kitty Hawk, Inc., a wholesale transportation provider, stemming from a dispute in 2001.  The dispute was resolved by an arbitration panel during the third quarter of 2003 and we recorded a charge of $2.3 million in air freight forwarding cost of transportation.  In addition, direct shipments, which have higher margins, declined as 2002 revenues and net revenues included the impact of the U.S. West Coast port strike in which we chartered 42 dedicated planes to move product from Asia to North America.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $81.5 million, or 37.6%, to $298.1 million in 2003 compared to $216.6 million in 2002 primarily as a result of volume increases in all geographic divisions due to our focus on expanding the ocean market in response to our customers’ focus on cost savings and shifting their shipments from air to ocean.  Ocean freight forwarding net revenues increased $7.0 million, or 12.0%, to $65.1 million in 2003 compared to $58.1 million in 2002 while the ocean freight forwarding margin decreased to 21.8% in 2003 compared to 26.8%.  The ocean freight forwarding margin decreased due to rate increases from carriers and aggressive pricing with customers to improve market share.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include imports, warehousing, distribution and other logistics services, increased $64.2 million, or 17.4%, to $433.3 million in 2003 compared to $369.1 million in 2002.  The increase is due to higher warehousing, distribution and other logistics revenues resulting from new warehousing customers and expansion of existing warehousing business in Europe and North America due to our focus on expanding this line of business.  Customs brokerage revenues increased in 2003 compared to 2002 reflecting the growth in U.S. imports.

Customs brokerage and other net revenues increased $39.1 million, or 18.8%, to $247.1 million in 2003 compared to $208.0 million in 2002.  Net revenue margins on warehousing, distribution and other logistics revenues increased slightly as a result of new logistics projects, primarily in the U.S. and Europe, while net revenue margins on customs brokerage decreased slightly as a result of pricing pressures on imports to the U.S. and Europe due to rate increases from air and ocean carriers.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $45.8 million, or 12.4%, to $416.6 million in 2003 compared to $370.8 million in 2002.  As a percentage of net revenues, personnel costs were 56.7% in 2003 compared to 55.2% in 2002.  The increase in personnel costs was a result of an increase in headcount throughout 2003 to support increased volumes and new logistics projects in Europe and North America.  Personnel costs also increased due to a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter of 2002.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $459,000, or 0.2%, to $275.3 million in 2003 compared to $274.9 million in 2002.  As a percentage of net revenues, other selling, general and administrative expenses were 37.4% in 2003 compared to 40.9% in 2002.  This decrease is primarily due to management initiatives on costs savings.  Other selling, general and administrative expenses also decreased as a result of a $1.4 million gain on the sale of our facility in Boston in September 2003 and a $500,000 charge recorded during the third quarter of 2002 related to a management decision not to use certain architectural design plans for a proposed building in Canada.  These cost savings were partially offset by an increase in facility costs, insurance premiums and depreciation expense.  Although we completed the consolidation of many of our facilities, our facility costs increased by approximately $10.2 million because we are leasing more space than in the previous year for our expanded warehousing and logistics services primarily in Europe and North America, expansion of several stations in the U.S. and the acquisition of MIF in April 2003.  The increase in depreciation expense was largely related to increases in computer software and office equipment depreciation.

EEOC legal settlement.  In October 2001, we reached agreement on a claim with the EEOC and recorded a charge of $10.1 million during the third quarter 2001, which included $8.5 million placed into a settlement fund, $500,000 to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement.  The $10.1 million charge was in addition to the $7.5 million charge we recognized in 2000 for the estimated costs of defending against these claims.  During 2003, we reversed $1.4 million of the EEOC accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and payroll taxes we will not be required to pay.

Air Transportation Safety and System Stabilization Act grant.  During the third quarter 2002, we received a total of $8.9 million related to the Air Transportation Safety and System Stabilization Act, which was signed into law on September 22, 2001.  See note 2 of the notes to our consolidated financial statements.

Transaction, restructuring and integration costs.  Primarily in connection with the Circle merger we recorded charges for (1) severance costs for certain Circle employees; (2) future lease obligations under non-cancelable operating leases where we have or had multiple facilities in certain locations, less anticipated future recoveries from sublease income; (3) costs to terminate joint venture/agency agreements, including assets not expected to be fully recoverable as a result of our decision to terminate these agreements; and (4) certain other costs.  See note 4 of the notes to our consolidated financial statements.  During 2002, we recorded charges of $5.7 million, or $3.5 million after tax, including a charge of $5.9 million for future lease obligations due to revisions of estimates and a credit of $251,000 due to favorable settlement of terminated joint venture/agency agreements.  The additional charge for future lease obligations was due to revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy.  There were no restructuring changes recorded in 2003.

Nonoperating expense, net.  Nonoperating expense, net includes interest expense, interest income, minority interest expense, equity in earnings (losses) from affiliates, foreign exchange gains (losses) and other nonoperating income (expenses).  Nonoperating expense, net was $6.2 million in 2003 as compared to $14.6 million in 2002.  The $8.4 million decrease was primarily due to an impairment charge of approximately $6.7 million for our investment in Miami Air and a $1.3 million reserve established for our guarantee of Miami Air’s outstanding letters of credit recorded in 2002.  This $1.3 million reserve was reversed in 2003 as our exposure on Miami Air’s outstanding letters of credit was eliminated.  See note 8 of the notes to our consolidated financial statements.  In addition, earnings from an unconsolidated affiliate, TDS Logistics, Inc. (TDS) decreased from approximately $304,000 of income in 2002 to a $1.5 million loss in 2003.  TDS reported operating losses in 2003, partially due to a valuation allowance recorded for deferred tax assets resulting from unfavorable results from TDS’s operations in Belgium.  Nonoperating expense, net also decreased due to lower interest cost from our interest rate swap, which expired in April 2003, and higher income from our jet fuel swap entered into during November 2002.  Additionally, we incurred net foreign exchange losses of $1.5 million in 2003 compared to net foreign exchange gains of $366,000 in 2002, primarily due to deterioration of the U.S. dollar.

Effective tax rate.  The effective tax rate for 2003 was 37.8% compared to 39.0% for 2002.  Our overall effective tax rate fluctuates primarily due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

2002 Compared to 2001

Revenues.  Revenues increased $8.6 million, or 0.5%, to $1,869.3 million in 2002 compared to $1,860.7 million in 2001 primarily due to an increase in ocean freight forwarding revenues of $21.6 million and an increase in customs brokerage and other of $11.3 million offset by a decrease of $24.3 million in air freight forwarding revenues.  Net revenues, which represent revenues less freight transportation costs, increased $27.9 million, or 4.3%, to $672.1 million in 2002 compared to $644.2 million in 2001.

Air freight forwarding revenues.  Air freight forwarding revenues decreased $24.3 million, or 1.9%, to $1,283.6 million in 2002 compared to $1,307.9 million in 2001 primarily as a result of volume decreases in North America offset by volume increases in South America and Asia Pacific.  The volume decreases in North America were primarily due to the weakened U.S. economy.  North America was also adversely affected by the shift from priority shipments to economy deferred shipments.  Air freight forwarding revenues increased $41.2 million, or 12.2%, to $380.3 million in the fourth quarter of 2002 compared to $339.1 million in the fourth quarter of 2001.  During the fourth quarter of 2002, we benefited from the U.S. West Coast port strike and chartered 42 dedicated planes to move product from Asia to North America.

Air freight forwarding net revenues increased $19.1 million, or 4.9%, to $406.0 million in 2002 compared to $386.9 million in 2001.  The air freight forwarding margin increased to 31.6% for 2002 compared to 29.6% for 2001.  The increase in margin was primarily related to the elimination of the U.S. dedicated charter commitments in 2002, better yield management and better buying opportunities on our international freight forwarding services.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $21.6 million, or 11.1%, to $216.6 million in 2002 compared to $195.0 million in 2001 primarily as a result of volume increases in Europe and Asia Pacific offset by decreases in North and South America.  Ocean freight forwarding net revenues decreased $777,000, or 1.3%, to $58.1 million in 2002 compared to $58.9 million in 2001 and the ocean freight forwarding margin decreased to 26.8% in 2002 compared 30.2% in 2001 primarily due to a decrease in the number of shipments moving on a direct basis rather than through consolidation service.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $11.3 million, or 3.2%, to $369.1 million in 2002 compared to $357.8 million in 2001.  The increase is due to higher warehousing, distribution and other logistics revenues resulting from new warehousing customers and expansion of existing warehousing business in Europe and Asia Pacific.  Customs brokerage revenues remained constant in

2002 compared to 2001 with increases in inbound traffic in Asia Pacific offset by decreases across all other geographic divisions.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs decreased $12.4 million, or 3.2%, to $370.8 million in 2002 compared to $383.2 million in 2001.  As a percentage of net revenues, personnel costs were 55.2% in 2002 compared to 59.5% in 2001.  The reduction in personnel costs was a result of headcount reductions throughout 2001, which eliminated approximately 500 full-time employees, and reduction of approximately 225 employees during 2002, controls in the use of contract labor and a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter of 2002.  The cost savings from the reduction in headcount in 2002 were offset by approximately $1.0 million of severance costs recorded in the third quarter of 2002.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses decreased $19.6 million, or 6.7%, to $274.9 million in 2002 compared to $294.5 million in 2001.  As a percentage of net revenues, other selling, general and administrative expenses were 40.9% in 2002 compared to 45.7% in 2001.  This decrease is primarily due to management initiatives on cost savings, the realization of merger related cost synergies, and the elimination of goodwill amortization expense due to the implementation of SFAS 142.  These cost savings were partially offset by an increase in facility costs, insurance premiums, and depreciation expense.  Although we completed the consolidation of many of our facilities, our facility costs increased by approximately $9.7 million because we are leasing more space for our expanded warehousing and logistics services.  The increase in depreciation expense was largely related to increases in computer software and office equipment depreciation.  During the third quarter of 2002, we took an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for a proposed building in Canada.

EEOC legal settlement.  In October 2001, we settled our claim with the EEOC and recorded a charge of $10.1 million during the third quarter of 2001, which included $8.5 million placed into a settlement fund, $500,000 to establish a leadership development program, legal fees, administrative costs and other costs associated with the litigation and settlement.  The $10.1 million charge was in addition to the $7.5 million charge we recognized in 2000 for the estimated costs of defending against these claims.

Air Transportation Safety and System Stabilization Act grant.  During the third quarter 2002, we received a total of $8.9 million related to the Air Transportation Safety and System Stabilization Act, which was signed into law on September 22, 2001.  See note 2 of the notes to our consolidated financial statements.

Transaction, restructuring and integration costs.  Primarily in connection with the Circle merger and our decision to terminate certain charter lease obligations, we recorded charges of $5.7 million, or $3.5 million after tax, during 2002 and $14.0 million, or $8.5 million after tax, during 2001.  Transaction, restructuring and integration costs reported in 2002 and 2001 by category were as follows:

	New charges recorded in 2001	Revisions to estimates recorded in 2001	Revisions to estimates recorded in 2002
Severance costs	$ 3,345	$ (398)	$ -
Future lease obligations, net of expected sublease income	1,917	2,746	5,939
Termination of joint venture/agency agreements	-	(3,000)	(251)
Charter lease obligations, net of sublease income	2,287	-	-
Integration costs	7,564	-	-
Assets not expected to be recoverable	-	(497)	-
Total	$ 15,113	$ (1,149)	$ 5,688

Severance costs.   Severance costs were recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations.  The termination of substantially all of the 150 employees included in the integration plan occurred during 2000 and the first quarter of 2001.  Severance costs of approximately $3.2 million were recorded during the year ended December 31, 2001, offset by a credit of $398,000 for favorable negotiation of certain severance arrangements.

Also, during January 2001, we announced an additional reduction in our workforce of approximately 125 additional employees.  The charge for this workforce reduction was approximately $100,000 and was recorded during the first quarter of 2001.

Future lease obligations.  Future lease obligations consist of our remaining lease obligations under noncancelable operating leases at domestic and international locations that we are in the process of vacating and consolidating due to excess capacity resulting from having multiple facilities in certain locations.  The provisions of our integration plan include the consolidation of facilities at approximately 80 of our operating locations net of anticipated future recoveries from actual or expected sublease agreements.  During the second half of 2001, we determined the estimated consolidation dates for several of the remaining facilities and recorded an additional charge of $1.9 million.  All lease costs for facilities being consolidated are charged to operations until the date that we vacate each facility.

During 2002 and 2001 we recorded additional charges of $5.9 million and $4.7 million, respectively, based on revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy.  In addition, during the fourth quarter of 2001, we decided to utilize two of the facilities in our logistics operations as we determined the expected return on operations was greater than the sublease income we expected to obtain in these two markets. Therefore, we reversed the $2.0 million reserve established for these facilities.

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

Assets not expected to be recoverable.  During 2000, we recorded a non-cash charge for assets not expected to be recoverable which primarily consisted of fixed assets at the various locations that were being consolidated under our integration plan and will no longer be used in our ongoing operations.  In 2001, we revised these estimates by $497,000 for assets that were determined to be recoverable since they will continue to be used in operations.

Nonoperating expense, net.  Nonoperating expense, net includes interest expense, interest income, minority interest expense, equity in earnings (losses) from affiliates, foreign exchange gains (losses) and other nonoperating income (expenses).  Nonoperating expense, net was $14.6 million in 2002 compared to $8.4 million in 2001.  The $6.2 million increase was primarily due to an impairment charge of approximately $6.7 million for our investment in Miami Air and a $1.3 million reserve established for Miami Air’s outstanding letters of credit guaranteed by us offset by lower interest expense as a result of the lower interest rate on our convertible notes compared to the interest rate on debt outstanding in 2001.  See note 8 of the notes to our consolidated financial statements.  Additionally, we incurred net foreign exchange gains of $366,000 in 2002 compared to a net foreign exchange loss of $55,000 in 2001.  Nonoperating expense in 2001 was reduced by a $2.3 million gain recognized by recording the market value of a nonmarketable investment in equity securities that became marketable and was classified as available for sale.

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

We make significant disbursements on behalf of our customers for transportation costs (primarily ocean) and customs duties for which the customer is the primary obligor.  The billings to customers for these disbursements, which are several times the amount of revenues and fees derived from these transactions, are not recorded as revenues and expense on our statement of operations; rather, they are reflected in our trade receivables and trade payables.  Growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

As a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2004 will be in the range of $35 to $40 million, with a range of $30 to $35 million expected on information systems expenditures.  In addition, our Board of Directors has authorized the purchase of up to $65 million, depending on market conditions, of our outstanding common stock in connection with a stock repurchase program. See note 22 of the notes to our consolidated financial statements.  Based on current plans, we believe that our existing capital resources, including $95.9 million of cash and cash equivalents and $42.7 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through December 31, 2004.  However, we cannot provide assurance that there will be no change that would consume available resources significantly before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

2003 Compared to 2002

Net cash provided by operating activities.  Net cash provided by operating activities was $37.8 million in 2003 compared to $64.6 million in 2002.  The decrease in 2003 was primarily due to a significant increase in gross revenues during the month of December 2003 compared to December 2002, resulting in an increase in trade receivables and other receivables and an increase in days sales outstanding from 64 days at December 31, 2002 to 66 days at December 31, 2003.  The increase in trade and other receivables was offset by increases in net income and accounts payable, accrued transportation costs and other accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities in 2003 was $45.6 million compared to $24.2 million in 2002.  Capital expenditures were $27.4 million during 2003 compared to $41.4 million during 2002, a $14.0 million decrease.  The expenditures in 2003 were mainly due to the Oracle implementation, other software expenditures and equipment purchases.  Net cash used in acquisitions was $21.1 million during 2003 compared to $1.1 million in 2002.  The 2003 acquisitions were primarily Miami International Forwarders, a privately held international freight forwarder and customs broker based in Miami, Florida; Transimpex, SA, an international freight forwarder and customs broker based in France; the purchase of our outside partners’ interest in our subsidiary in Singapore and an earnout payment for a prior year acquisition in Chile.  The 2002 acquisitions included purchases of our outside partners’ interest in our subsidiary in Argentina and earnout payments for prior year acquisitions in Chile and Canada.  The sale and sale-leaseback of real estate and the sale of other assets resulted in cash proceeds of $4.2 million in 2003 compared to $26.0 million in 2002.

Net cash used in financing activities.  Net cash used in financing activities in 2003 was $7.8 million compared to $9.4 million in 2002.  The cash used in financing activities in 2003 consists of $12.2 million of repayment of notes and financed insurance premiums and $214,000 in cash payments to our minority interest partners, offset by $4.1 million in proceeds from the exercise of 324,000 stock options and $540,000 in proceeds from the issuance of 43,000 shares of common stock from our Employee Stock

Purchase Plan.  Cash used in financing activities in 2002 consisted of $10.0 million from the repurchase of our common stock and $1.4 million for net repayments of notes payable, offset by $1.0 million in proceeds from the issuance of 85,000 shares of common stock from our Employee Stock Purchase Plan, $687,000 in proceeds from the exercise of 72,000 stock options and $301,000 in cash received from our minority interest partners.

2002 Compared to 2001

Net cash provided by operating activities.  Net cash provided by operating activities was $64.6 million in 2002 compared to $23.5 million in 2001.  The increase in 2002 was primarily due to the net income in 2002 compared to the loss incurred in 2001, improved days sales outstanding reflecting improved operational performance and an increase in accounts payable.

Net cash used in investing activities.  Net cash used in investing activities in 2002 was $24.2 million compared to $23.2 million in 2001.  Capital expenditures were $41.4 million during 2002 compared to $64.9 million during 2001, a $23.5 million decrease.  These expenditures were mainly due to information technology initiatives and general facilities expansion in North America.  The sale and sale-leaseback of real estate and the sale of other assets resulted in cash proceeds of $26.0 million in 2002 compared to $37.3 million in 2001.  The purchase of assets for sale-leaseback transactions totaled $11.6 million in 2002.

Net cash provided by (used in) financing activities.  Net cash used in financing activities in 2002 was $9.4 million compared to $19.0 million provided by financing activities in 2001.  We expended $10.0 million to repurchase and retire common stock in 2002.  In 2001, net proceeds from the sale of 5% convertible subordinated notes were $96.9 million.  Proceeds from this sale were used to repay amounts borrowed against the revolving line of credit of $82.0 million.  Net borrowings were $14.5 million in 2001.  Proceeds from the exercise of stock options were $687,000 in 2002 compared to $3.3 million in 2001.  We did not purchase any treasury stock in 2001.

Other factors affecting our liquidity and capital resources

Convertible subordinated notes.  In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes.  The notes bear interest at an annual rate of 5%.  Interest is payable on June 15 and December 15 of each year.  The notes mature on December 15, 2006.

The notes are convertible at any time up to four trading days prior to maturity into shares of our common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact our diluted earnings per share calculation in future periods by approximately 5.7 million shares.  As of December 31, 2003, the estimated fair value of these notes was $117.3 million.

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

Credit agreement.  On January 5, 2001, we entered into an agreement with various financial institutions.  Effective December 20, 2001, we amended and restated this credit facility.  The amended and restated credit facility, which was last amended as of March 31, 2003 (Restated Credit Facility), is with a syndicate of three financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on December 20, 2004.  The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

-

$75 million, which will be increased to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to the existing three or other financial institutions, or

-

an amount equal to:

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

The maximum amount that we can borrow at any particular time may be less than the amount of our revolving credit line because we are required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on our eligible borrowing base.  As of December 31, 2003, the required amount of borrowing availability is $25 million.  The amount of borrowing availability is determined by subtracting the following from our eligible borrowing base:

-

our borrowings under the Restated Credit Facility, and

-

our accounts payable and the accounts payable of all of our domestic subsidiaries and our Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

The Restated Credit Facility includes a $50 million letter of credit subfacility.  We had $32.3 million in letters of credit outstanding as of December 31, 2003 under this facility.  The collateral value associated with the revolving line of credit at December 31, 2003 was $203.1 million, which exceeds the maximum revolving credit line of $75.0 million.  No amounts were outstanding under the revolving line of credit as of December 31, 2003.  Therefore, our available, unused borrowing capacity was $42.7 million as of December 31, 2003.

For each tranche of principal borrowed under the revolving line of credit, we may elect an interest rate of either:

-

LIBOR plus an applicable margin of 2.0%, which is subject to adjustment to:

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

We are subject to certain covenants under the terms of the Restated Credit Facility, including, but not limited to:  (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth, and (b) limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all domestic subsidiaries and our Canadian operating subsidiary.  In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if our eligible borrowing base falls below $40 million.  Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability to perform under the Restated Credit Facility or that any of our domestic subsidiaries or our Canadian operating subsidiary.  We were in compliance with the restrictions of the Restated Credit Facility as of December 31, 2003.

Other guarantees.  Several of our foreign operations guarantee amounts associated with our international freight forwarding services.  These include IATA (International Air Transportation Association) guarantees, customs bonds and other working capital credit facilities issued in the normal course of business.  As of December 31, 2003, guarantees and credit facilities totaled $80.0 million and we had $44.2 million of guarantees, customs bonds and borrowings against facilities outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $17.2 million which were recorded as liabilities on our consolidated balance sheet.

Synthetic lease agreements.  Entering 2002, EGL was the lessee in two synthetic lease agreements with special purpose entities.  Both of these lease agreements were terminated during 2002 as a result of the expiration of the original lease terms as further discussed below.

In November 2002, our $20 million master operating synthetic lease agreement expired.  This lease facility financed the acquisition, construction and development of five terminal and warehouse facilities throughout the United States.   Upon termination of this agreement, we purchased the five properties leased under this agreement for $14.1 million which was the amount of the outstanding lease balance at the time of termination.  Three of these terminal facilities were then sold and leased back from an unrelated party in the fourth quarter of 2002 and the fourth facility was sold and leased back in May 2003 as discussed below.  The remaining terminal facility, with a book value of approximately $3.4 million, was retained by us and is leased to an unrelated party under a lease to purchase agreement that requires the lessor to purchase the property by October 2005.

In December 2002, we were required to pay the lease balance and related interest of $15.5 million under a second synthetic lease agreement entered into during 1998 by Circle.  This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York.  The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease.  As of December 31, 2003 and 2002, the carrying value of the land and property is included in property and equipment on the consolidated balance sheet and the building is being depreciated over its useful life.

As a result of the above two lease expirations, we are no longer a party to any lease agreements with special purpose entities as of December 31, 2003 or 2002.

Sale-leaseback agreements.  In May 2003, we sold our terminal and warehouse facility located in Connecticut to an unrelated party for $1.2 million, net of related closing costs.  One of our subsidiaries then leased this property for a term of 11 years, with options to extend the initial term for up to 20 years.  Under the terms of the lease agreements, the monthly lease payments average approximately $12,000 for this facility.  This facility was constructed under our master operating synthetic lease agreement, which became due in November 2002.  The net book value of this facility was $1.2 million.  As a result, a loss of $37,000 on the sale of the property was recognized in 2003 and is included in nonoperating expense in the consolidated statement of operations.

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

In December 2002, we entered into agreements to sell land in Miami, Florida and Toronto, Canada to developers who will build-to-suit terminal warehouse facilities and lease them back to us upon completion of the facilities.  The purchase price of the Miami land was $9.8 million, which equaled its carrying value.  The Miami land was originally purchased by EGL from James R. Crane, Chief Executive Officer of EGL.  See note 20 of the notes to our consolidated financial statements.  The purchase price of the Toronto land was $4.8 million and the carrying value was $4.4 million resulting in a gain of $358,000, which was deferred and is being recognized over the term of the lease agreement.  In the third quarter of

2002, we recorded an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for the proposed Toronto building.  The Miami facility was completed in November 2003.  The terms of the Miami lease agreement include average monthly lease payments of $196,000 for 125 months with options to extend the initial term for up to an additional 120 months.  The Toronto facility was completed in March 2004.  The terms of the Toronto lease agreement include average monthly lease payments of approximately $110,000 for 185 months with options to extend the initial term for up to an additional 120 months.

On March 31, 2002, we entered into a transaction whereby we sold our San Antonio, Texas property with a net book value of $2.5 million to an unrelated party for $2.5 million, net of closing costs.  One of our subsidiaries subsequently leased the property for a term of 10 years, with options to extend the initial term for up to 23 years.  Under the terms of the lease agreement, the quarterly lease payment is approximately $85,000, which amount is subject to escalation based on increases in the Consumer Price Index.  A loss of $42,000 on the sale of this property was recognized in the first quarter of 2002.

On December 31, 2001, we terminated an operating lease agreement relating to our corporate headquarters facility in Houston, Texas and purchased the property covered by this agreement for $8.1 million.  In connection with the termination of the lease agreement and the purchase of the property, we entered into a transaction whereby we sold this property and certain other properties in Houston and Denver owned by us with a net book value of $17.2 million to an unrelated party for $18.6 million, net of closing costs of $771,000.  Mr. Crane also conveyed his ownership in a building adjacent to the Houston facility directly to the buyer and received $5.8 million in proceeds.  Mr. Crane’s investment in the building was approximately $5.8 million.  One of our subsidiaries then leased these properties for a term of 16 years, with options to extend the initial term for up to 15 years.  Under the terms of the new lease agreement, the quarterly lease payment is approximately $865,000, which amount is subject to escalation after the first two years based on increases in the Consumer Price Index.  A gain of $641,000 on the sale of the properties was deferred and is being recognized over the term of the lease agreement.  The future lease payments for each of these transactions are included in the table of future minimum lease payments in note 18 of the notes to our consolidated financial statements.

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  As of December 31, 2003 and 2002, we had capitalized approximately $47.2 million related to the development of these systems.  Once placed into service, depreciation related to the systems is charged on a straight line basis over the expected useful life of the software.  During 2003, $18.4 million of this software was placed into service.  As of December 31, 2003, $28.8 million of this software was under development and was not being depreciated.  Our expected capital expenditures for 2004 are approximately $35 to $40 million, including approximately $30 to $35 million for information technology development and upgrades.

Miami Air.  Please read “Certain Relationships and Related Party Transactions—Investment in Miami Air International, Inc.” for information on our investment in Miami Air, including Miami Air’s efforts to renegotiate its loan obligations and lease commitments with its creditors given the status of the airline industry as a result of the events of September 11 and the weak economy.

Share repurchase program.  In August 2002, our Board of Directors authorized the repurchase of up to $15.0 million in value of our outstanding common stock.  Under this authorization, which expired on December 8, 2002, we repurchased 920,200 shares for a total of $10.0 million.  In February and March 2004, our Board of Directors authorized the repurchase of up to $65.0 million in value of our outstanding common stock.  From February 25 to March 3, 2004, we purchased 936,000 shares of our common stock for approximately $15.0 million using available cash.  We intend to purchase up to an additional $50.0 million of EGL common stock during 2004, depending on market conditions and other factors.

Stock options.  As of December 31, 2003, we had outstanding non-qualified stock options to purchase an aggregate of 5.3 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $8.09 to $33.81).  At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price.  As a result of exercises in 2003 and 2002 of non-qualified stock options to purchase an aggregate of 324,000 and 72,000 shares of common stock, we are entitled to a federal income tax deduction of approximately $1.4 million and $539,000, respectively.  We have recognized a reduction of our federal and state income tax liability of approximately $474,000 and $198,800 in 2003 and 2002, respectively. Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable. Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts.  There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of payments due by period of our contractual obligations and commercial commitments as of December 31, 2003 are shown in the table below (in thousands).  A more complete description of these obligations and commitments is included in the notes to our consolidated financial statements.

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (Note 9)	$ 123,187	$ 11,322	$ 108,295	$ 3,275	$ 295
Other liabilities	65,010	56,729	3,265	646	4,370
Capital lease obligations (Note 18)	2,511	864	1,300	341	6
Operating leases (Note 18)	413,308	74,567	106,775	70,586	161,380
Total contractual obligations	$ 604,016	$ 143,482	$ 219,635	$ 74,848	$ 166,051

In addition to the contractual obligations above, as of December 31, 2003, we have payments of up to $5.1 million and $4.0 million contingently payable during 2004 and 2005, respectively, related to business acquisitions.  See note 3 of the notes to the consolidated financial statements.

Certain Relationships and Related Party Transactions

Aircraft usage payments

James R. Crane, our Chairman of the Board and Chief Executive Officer, holds interests in two entities (one of which is 50% owned and one of which is wholly owned by Mr. Crane) that lease passenger aircraft to us.  From time to time, our employees use these aircraft in connection with travel associated with our business, for which we make payments to those entities.  Under our arrangement with Mr. Crane during the period from January 1, 2001 through July 31, 2001, we reimbursed Mr. Crane for approximately $100,000 per month in monthly lease obligations for a total of $800,000.  In August 2001, we revised our agreement with Mr. Crane whereby we are now charged for actual usage of the aircraft on an hourly basis at market rates and are billed on a periodic basis.  During the period August 1, 2001 through December 31, 2001, we reimbursed Mr. Crane approximately $49,000 for hourly usage of the aircraft.  During the years ended December 31, 2003 and 2002, we reimbursed Mr. Crane $621,000 and $1.2 million, respectively, for actual hourly usage of the aircraft.

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

There were previously four aircraft subject to the aircraft charter agreement.  During 2001, we paid Miami Air approximately $11.8 million under the aircraft charter agreement for use of four 727 cargo airplanes under an aircraft, crew, maintenance and insurance, or ACMI, agreement.  The payments were based on market rates in effect at the time the lease was entered into.  In late February 2002, EGL and Miami Air mutually agreed to ground one of these aircraft because of the need for maintenance on that plane.  During the first four months of 2002, there were three aircraft subject to the aircraft charter agreement and we paid approximately $6.1 million related to this agreement.  In May 2002, EGL and Miami Air mutually agreed to cancel the aircraft charter agreement for the three planes as of May 9, 2002 and we agreed to pay $450,000 for services rendered in May 2002 and aircraft repositioning costs.

The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes.  As a result, the market value of these planes declined dramatically.  Miami Air made us aware that the amounts due Miami Air’s bank (which are secured by seven 727 planes) were significantly higher than the market value of those planes.  In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002.  Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes.  Miami Air had informed us that its creditors had indicated a willingness to make concessions.  In May 2002, we were informed that Miami Air’s creditors were no longer willing to make concessions and that negotiations with its creditors had reached an impasse and no agreement appeared feasible. During the first quarter of 2002, we increased our investment in Miami Air $509,000 for our 24.5% share of Miami Air’s first quarter 2002 results of operations, then we recognized an other than temporary impairment of the entire carrying value of our $6.7 million investment in Miami Air.  In addition, we recorded an accrual of $1.3 million for our estimated exposure on the outstanding funded debt and letters of credit supported by the standby letter of credit.  During the third quarter of 2002, Miami Air informed us that certain of its creditors had made certain concessions and, following negotiations initiated during the fourth quarter of 2003, Miami Air replaced $2.3 million of outstanding letters of credit with restricted cash during the first quarter of 2004, effectively removing our obligation for those outstanding letters of credit.  In December 2003, we recorded a credit $1.3 million, reversing our accrual for our estimated exposure on the outstanding letters of credit.  As of December 31, 2003, Miami Air had a $3.0 million letter of credit facility and $2.3 million in letters of credit outstanding, including the $1.3 million of outstanding letters of credit replaced with restricted cash in 2004.  As of December 31, 2003, we had $3.0 million of standby letters of credit in support of Miami Air’s letter of credit facility.

Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement in July 2000 under which Mr. Crane (Chairman and CEO of EGL) and Mr. Hevrdejs (a director of EGL) were obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air’s Series A preferred stock upon demand by the Board of Directors of Miami Air.  EGL and Mr. Crane both have the right to appoint one member of Miami Air’s Board of Directors.  Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air’s Board of Directors.  As of December 31, 2003, directors appointed to Miami Air’s Board include a designee of Mr. Crane, Mr. Elijio Serrano (EGL’s Chief Financial Officer) and three other unrelated parties.  The Series A preferred stock was issued in December 2002, when all investors were called upon by the board of directors of Miami Air to purchase their preferred shares.  The Series A preferred stock (1) is not convertible, (2) has a 15.0% annual dividend rate and (3) is subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events.  The original charter transactions between Miami Air and us were negotiated with Miami Air’s management at arms length at the time of our original investment in Miami Air.  Miami Air’s pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air.  Other private investors in Miami Air have participated with our directors in other business transactions unrelated to Miami Air.

Miami land purchase

Our operations in Miami, Florida were located in three different facilities.  In order to increase operational efficiencies, we acquired land to be used as the site for a new facility to consolidate our Miami operations.  We acquired the land in August 2002 from a related party entity controlled by Mr. Crane for $9.8 million in cash, including acquisition costs of $131,000.  This parcel of land had been previously identified by us as the most advantageous property on which to consolidate our Miami operations.  We entered into negotiations on the land and reached agreement with the seller on terms.  However, given the downturn in the economy and our weakening financial condition at that point in time, we elected to delay purchasing this property until our financial condition improved.  On July 10, 2001, Mr. Crane purchased the land in anticipation of reselling the land to EGL.  Our Audit Committee, consisting of five independent directors, engaged in an analysis and discussion regarding whether it was in the best interest of EGL to enter into a purchase agreement to purchase this particular tract of land from Mr. Crane.  The Audit Committee’s analysis included, but was not limited to, obtaining an independent appraisal of the land, reviewing a comparative properties analysis performed by an outside independent real estate company and performing a cost benefit analysis for several different alternatives.  Based upon the data obtained from the analysis, the Audit Committee determined the best alternative for EGL, in its opinion, was for the Company to purchase the property from Mr. Crane.  The Audit Committee then made a recommendation to our Board of Directors, which includes six independent directors, to purchase this land at Mr. Crane’s purchase price plus carrying costs, which was lower than the current market value.  In August 2002, our Board of Directors unanimously approved the purchase, with Mr. Crane abstaining from the vote.  Construction of the new Miami facility was completed in November 2003 and we are consolidating our Miami operations at the new facility.

EGL Subsidiaries in Spain and Portugal

In April 1999, Circle sold a 49% interest in two previously wholly-owned subsidiaries in Spain and Portugal to Peter Gibert, who relocated to Barcelona, Spain.  Mr. Gibert currently serves as the managing director of both subsidiaries and was one of our directors in 2000 and 2001 and resigned from our Board of Directors in May 2002.

Circle’s outside advisors determined the methodology for determining the value of the subsidiaries, which was deemed to be fair by an independent valuation expert.  The agreed purchase price was $1.3 million, paid one-third at closing, and the balance to be paid in equal installments 18 and 36 months following closing.  The two installment payments were evidenced by a promissory note bearing interest at six percent (6%) and secured by a pledge of Mr. Gibert’s interest in the subsidiaries.  The loan was paid in full during 2002.

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

Consulting agreement

In connection with Mr. Gibert stepping down as Chief Executive Officer of Circle and relocating to Spain in 1999, Mr. Gibert entered into a consulting agreement with Circle pursuant to which he agreed to provide sales, marketing, strategic planning, acquisition, training and other assistance as reasonably requested wherever Circle has operations, other than in the United States, Spain and Portugal.  The consulting agreement provided for annual compensation in the first year of $375,000 and annual compensation in the second and third years of $275,000 per year.  The consulting agreement, which originally was effective from January 1, 1999 to December 31, 2001 also prohibited Mr. Gibert, directly or indirectly, from competing against Circle during the term of the consulting agreement, plus six months thereafter.

Upon returning to Circle as Interim Chief Executive Officer in May 2000, Mr. Gibert agreed to suspend the term of the consulting agreement from May 2000 to November 2000 while he served as Interim Chief Executive Officer of Circle.  The original term of the consulting agreement was then extended until May 31, 2004.

Source One Spares

Mr. Crane is a director and 24.9% shareholder of Source One Spares, Inc., a company specializing in the “just in time” delivery of overhauled flight control, actuation and other rotable airframe components to commercial aircraft operators around the world.  In May 1999, we began subleasing a portion of our warehouse space in Houston, Texas and London, England to Source One Spares pursuant to a five-year sublease, which was terminated in early 2002.  Following termination of the sublease, we subleased the warehouse to Source One on a month to month basis.  Rental income was approximately $95,000 and $30,000, respectively, for the years ended December 31, 2003 and 2002.  During 2003 and 2002, we billed Source One Spares approximately $7,000 and $133,000, respectively, for freight forwarding services.

Seasonality

Historically, our operating results have been subject to a limited degree to seasonal trends when measured on a quarterly basis.  Typically, our first fiscal quarter is weaker when compared to our other fiscal quarters of the corresponding year.  The seasonality of our business is a result of a variety of factors, including holiday seasons, consumer demand, economic conditions and other factors beyond our control.  We cannot accurately forecast many of these factors, nor can we estimate accurately the relative influence of any particular factor.  As a result, there can be no assurance that historical patterns, if any, will continue in future periods.

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:

-

the range of accounting policies permitted by accounting principles generally accepted in the United States of America,

-

management’s understanding of the company’s business – both historical results and expected future results,

-

the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate,

-

expectations of the future performance of the economy - domestically, globally and within various sectors that serve our principal customers and suppliers of goods and services,

-

expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates, and

-

whether historical trends are expected to be representative of future trends.

The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates – which may result in the selection of estimates which could be viewed as conservative or aggressive by others – based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

Revenue recognition

Revenues and freight consolidation costs are recognized at the time the freight departs the terminal of origin, one of the permissible methods authorized by Emerging Issues Task Force (EITF) Issue No. 91-9, “Revenue and Expense Recognition for Freight Services in Process.”  This method generally results in recognition of revenues and gross profit earlier than methods that do not recognize revenues until proof of delivery is received.  Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services.  Revenues recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier’s charges to us for carrying the shipment.  Revenues recognized in other capacities includes only the commission and fees received.  In January 2002, EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” was effective for us.  This issue clarified certain provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and among other things established when reimbursements are required to be shown gross as opposed to net.  We report the costs of certain reimbursed incidental activities on a gross basis in revenues and cost of transportation.

We derive our revenues from three principle sources:  air freight forwarding, ocean freight forwarding, and customs brokerage, import and logistics services.

Air and ocean freight forwarding.  As a non-asset based carrier, we do not own transportation assets.  Instead, we generate the majority of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers as an indirect carrier.  Additionally, we generate air freight and ocean freight forwarding revenues to a lesser extent as an authorized cargo sales agent.

As an indirect carrier, we obtain shipments from our customers, consolidate shipments bound for a particular destination, determine the routing, select the direct carrier and tender each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.  We issue a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage.  In turn, when the freight is physically tendered to a direct carrier, we receive a contract of carriage known as a Master Airway Bill for air freight shipments and a Master Ocean Bill of Lading for ocean shipments.  We are the direct point of contact for service fulfillment and resolving any service failures or claims for lost or damaged freight resulting from either our or the direct carriers’ actions.  In addition, if we do not collect from our customers, we are still responsible for paying the direct carrier.

Due to the high volume of freight we manage, we generally obtain lower rates from the direct carriers than the rates we charge our customers for individual shipments.  This rate differential is the primary source of our air and ocean freight net revenues.  We have complete discretion in selecting the means, route and procedures to be followed in the handling, transportation and delivery of freight.  We select the direct carrier that will provide the most economical routing in an effort to maximize net revenues.

Revenues related to shipments where we act as an indirect carrier are reported based on the gross amount billed to the customer and include the charges for carrying the shipments.  Based upon the terms in the contract of carriage, revenues are recognized at the time the freight is tendered to the direct carrier at origin.  Costs related to the shipments are also recognized at this time.

As an authorized cargo sales agent of most airlines and ocean shipping lines, we also arrange for transportation of individual shipments and receive a commission from the airline or ocean shipping line for arranging the shipments.  When acting in this capacity, we do not consolidate shipments or have responsibility for shipments once they have been tendered to the carrier.  Therefore, revenues include only the commissions and fees received.  These revenues are recognized upon completion of the services.

Customs brokerage and other services.  Customs brokerage and import services involve providing services at destinations, such as helping customers clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies and arranging for delivery.  We also offer a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services.  Revenues include the fees received for these services and are recognized upon completion of the services.

Allowance for doubtful accounts

Our allowance for doubtful accounts is determined using a combination of factors based on the expected ultimate recovery of trade receivables.  We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, general and specific economic trends, significant one-time events and historical customer collection experience.  Also, we record additional reserves for individual accounts when we become aware of a customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position.  Trade receivables include disbursements made by us on behalf of our customers for transportation costs and customs duties.  As the billings to customers for these disbursements may be several times the amount of revenues and fees derived from these transactions, the inability to collect such amounts could result in losses greater than the revenues recognized when such billings were recorded.  If circumstances related to customers change, our estimates of the allowance for doubtful accounts would be further adjusted.

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

We have incurred substantial costs during the periods presented related to a number of information systems projects that were being developed over that time period.  Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems. Management believes that all projects capitalized at December 31, 2003 will be successfully completed and will result in benefits recoverable in future periods.

Goodwill and other intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair value of assets and liabilities included in a business combination, and therefore, indirectly affected by management’s estimates and judgments.  We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  The provisions of SFAS No. 142 require that a two-step impairment test be performed on goodwill.  In the first step, we compare the fair value of each reporting unit to its carrying value.  Our reporting units are consistent with the geographic divisions identified in note 21 of the consolidated financial statements in Item 8.  We determine the fair value of our reporting units based on the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

The income approach, which we use to estimate the fair value of our reporting units is dependent on a number of factors including estimates of future market growth and trends; forecasted revenue, costs, cash flows and capital expenditures, and the timing thereof; appropriate discount rates; tax rates and other variables.  We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  In addition, we make certain assumptions to allocate shared assets, liabilities and overhead costs to calculate the carrying values for each of our reporting units.

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

Merger and restructuring

We have engaged in merger and restructuring actions which require our management to utilize significant estimates related to future lease obligations for duplicate facilities, expenses for severance and other employee separation costs and costs for termination of joint venture/agency agreements.  Management makes significant estimates, including the amount of sublease income we will recover for future lease obligations on duplicate facilities.  Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.  See note 4 of the consolidated financial statements in Item 8 for a full description of our merger and restructuring actions.

Taxes on earnings

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.  Material changes in our estimates of cash, working capital and long-term investment requirements could impact our effective tax rate.

We recorded a valuation allowance to fully reserve our deferred tax assets generated from certain state and foreign net operating losses.  We considered our historical performance, forecasted taxable income and other factors in determining the sufficiency of our valuation allowance.  Objective factors, such as current year and previous year net operating loss utilization, were give substantially more weight than management’s outlook for future utilization.  Management believes we should generate sufficient taxable income to utilize a substantial portion of our net operating loss carry forwards before their expiration.  However, until such time as a pattern of sufficient profitability in these jurisdictions for income tax purposes is established, we will not recognize tax benefits on net operating losses.  We also have deferred tax assets for certain foreign and other federal tax credits which management believes will be fully realized in the future based on current year utilization of foreign tax credits and management’s outlook for future utilization.  In order to realize our deferred tax assets, we must be able to generate sufficient taxable income in the specific tax jurisdictions to offset the deferred tax assets.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made.  If we later determine or are able to realize the deferred tax assets for the state or foreign net operating losses our valuation allowance could be reversed.

Our federal income tax returns from fiscal years 2000 to 2001 are currently subject to audit by the Internal Revenue Service.  Management believes it has filed such returns in accordance with applicable tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

Other critical accounting policies

See note 1 of the notes to our consolidated financial statements for further information on our critical accounting policies and the judgment made in their application.

ITEM 7A.

Quantitative and Qualitative Disclosures about Market Risk

Our cash flows and net income are subject to fluctuations due to changes in exchange rates.  We attempt to limit our exposure to changing foreign exchange rates through operational actions.  We provide services to customers in locations throughout the world and, as a result, operate with many functional currencies including the key currencies of North America, Latin America, Asia, the South Pacific and Europe. This diverse base of local currency costs serves to partially counterbalance the effect of potential changes in the value of our local currency denominated revenues and expenses.  Short-term exposures to changing foreign currency exchange rates are related primarily to intercompany transactions.  The duration of these exposures is minimized through the use of an intercompany netting and settlement system that settles the majority of intercompany obligations two times per month.  We use short term foreign exchange forward contracts on a limited basis to minimize exposures to exchange rates on recorded receivables and payables.  The value of foreign exchange forward contracts was not significant at December 31, 2003 or 2002.

As of December 31, 2003, we had no amounts outstanding under our line of credit.  Our lease payments on certain financed facilities are tied to market interest rates.  At December 31, 2003, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income in 2004.

We have not purchased any material futures contracts nor have we purchased or held any material derivative financial instruments for trading purposes during 2003.  In December 2002, we entered into a contract for the purpose of hedging the costs of a portion of our anticipated jet fuel purchases for chartered aircraft during the following twelve months.  The fair value of the jet fuel swap contract was a gain of approximately $421,000 at December 31, 2002.  The jet fuel swap contract matured in November 2003.  See note 15 of the notes to our consolidated financial statements.  In April 2001, we entered into a two-year interest rate swap agreement, which was designated as a cash flow hedge, to reduce our exposure to fluctuations in interest rates on $70 million of our LIBOR-based revolving credit facility or any substitutive debt agreements we enter into.  In December 2001, we issued $100 million of 5% convertible subordinated notes due December 15, 2006.  The proceeds from these notes substantially retired the LIBOR-based debt outstanding under the then-existing revolving credit agreement. The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments was eliminated.  The swap agreement no longer qualified for cash flow hedge accounting and was undesignated as of December 7, 2001.  The fair value of the interest rate swap agreement was a loss of approximately $730,000 at December 31, 2002.  The interest rate swap agreement expired in April 2003.

ITEM 8.

Financial Statements and Supplementary Data

The response to this item is submitted in a separate section of this report.

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.

Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

ITEM 10.

Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to information under the caption “Proposal 1—Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in our definitive Proxy Statement (the “2004 Proxy Statement”) for our annual meeting of shareholders to be held on May 18, 2004.  The 2004 Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees, known as the Code of Conduct.  Anyone may, without charge, upon request, receive a copy of the Code of Conduct from:

EGL, Inc.

Attention: Investor Relations

15350 Vickery Drive

Houston, TX 77032

(281) 618-3100

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM 11.

Executive Compensation

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2003.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2003.

Equity Compensation Plans

The following table sets forth information about EGL’s common stock that may be issued under all of our existing equity compensation plans as of December 31, 2003 (shares in thousands):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation plans approved by security holders (1)	5,307	$ 19.67	7,555
Equity compensation plans not approved by security holders	-	-	-
Total	5,307	$ 19.67	7,555

(1)

These plans include the EGL Long-Term Incentive Plan, the EGL Employee Stock Purchase Plan and the EGL 1995 Non-Employee Director Stock Plan.

(2)

Includes 469,200 shares of EGL common stock to be issued upon the exercise of outstanding options assumed in connection with the acquisition of Circle International Group, Inc. at a weighted average exercise price of $22.15, which options were originally issued under one of the following Circle plans:  the 1982 Stock Option Plan, the 1990 Stock Option Plan, the 1994 Omnibus Equity Incentive Plan, the 1999 Stock Option Plan and the Employee Stock Purchase Plan.  No additional awards may be granted under the Circle plans.  Also excludes shares of EGL common stock issuable under the EGL Employee Stock Purchase Plan.

(3)

Excludes restricted stock.

(4)

Includes 355,000 shares of EGL common stock remaining available for future issuance under the EGL Employee Stock Purchase Plan and excludes securities to be issued upon exercise of outstanding options, warrants and rights.

ITEM 13.

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2003.

ITEM 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2004 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2003.

PART IV

ITEM 15.

Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)

Financial Statements

Item

Page

Index

F-1

Report of Independent Auditors

F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002

F-3

Consolidated Statements of Operations for the Years Ended

December 31, 2003, 2002 and 2001

F-4

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2003, 2002 and 2001

F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended

December 31, 2003, 2002 and 2001

F-7

Notes to Consolidated Financial Statements

F-8

(a)(2)Reports on Form 8-K

In a Current Report on Form 8-K filed on November 11, 2003, we furnished under Item 9 (pursuant to Item 12) information regarding our financial results for the quarter ended September 30, 2003.

In a Current Report on Form 8-K filed on October 27, 2003, we furnished under Item 9 (pursuant to Item 12) information regarding guidance for the quarter ended September 30, 2003.

(a)(3)

Financial Statement Schedules

All schedules for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or because the required information is given in the consolidated financial statements or notes thereto.

(a)(4)Exhibits

Exhibit Number	Description
*3.1

Second Amended and Restated Articles of Incorporation of EGL, as amended (filed as Exhibit 3(i) to EGL’s Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000 and incorporated herein by reference).

*3.2

Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of EGL (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended June 30, 2001 and incorporated herein by reference).

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).

*4.1

Rights Agreement dated as of May 23, 2001 between EGL, Inc. and Computershare Investor Services, L.L.C., as Rights Agent, which includes as Exhibit B the form of Rights Certificate and as Exhibit C the Summary of Rights to Purchase Common Stock (filed as Exhibit 4.1 to the EGL’s Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

*4.2

Indenture dated December 7, 2001 between EGL and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.1 to EGL’s Current Report on Form 8-K filed on December 10, 2001 and incorporated herein by reference).

*4.3

First Supplemental Indenture dated December 7, 2001 between EGL and JPMorgan Chase Bank, as trustee (filed as Exhibit 4.2 to EGL’s Current Report on Form 8-K filed on December 10, 2001 and incorporated herein by reference).

*4.4	Form of 5% Convertible Subordinated Note due December 15, 2006 (filed as Exhibit 4.3 to EGL’s Current Report on Form 8-K filed on December 10, 2001 and incorporated herein by reference).
*4.5

Registration Rights Agreement dated December 7, 2001 between EGL and Credit Suisse First Boston Corporation (filed as Exhibit 4.4 to EGL’s Current Report on Form 8-K filed on December 10, 2001 and incorporated herein by reference).

†*10.1

Long-Term Incentive Plan, as amended and restated effective July 26, 2000 (filed as Exhibit 10(ii) to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

†*10.2	1995 Non-employee Director Stock Option Plan (filed as Exhibit 10.2 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).
†*10.3	401(k) Profit Sharing Plan (filed as Exhibit 10.3 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).
†*10.4

Circle International Group, Inc. 1994 Omnibus Equity Incentive Plan (filed as Exhibit 10.11 to Annual Report on Form 10-K of Circle (SEC File No. 0-8664) for the fiscal year ended December 31, 1993 and incorporated herein by reference).

†*10.5

Amendment No. 1 to Circle International Group, Inc. 1994 Omnibus Equity Incentive Plan (filed as Exhibit 10.11.1 to Annual Report on Form 10-K of Circle (SEC File No. 9-8664) for the fiscal year ended December 31, 1995 and incorporated herein by reference).

†*10.6

Circle International Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 of Circle (SEC Registration No. 333-78747) filed on May 19, 1999 and incorporated herein by reference).

†*10.7

Circle International Group, Inc. 1999 Stock Option Plan (filed as Exhibit 99.1 to the Form S-8 Registration Statement of Circle (SEC Registration No. 333-85807) filed on August 24, 1999 and incorporated herein by reference).

†*10.8

Form of Nonqualified Stock Option Agreement for Circle International Group, Inc. 2000 Stock Option Plan (filed as Exhibit 4.8 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (SEC Registration No. 333-42310) filed on October 2, 2000 and incorporated herein by reference).

*10.9

Shareholders’ Agreement dated as of October 1, 1994 among EGL and Messrs. Crane, Swannie, Seckel and Roberts (filed as Exhibit 10.4 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).

*10.10	Form of Indemnification Agreement (filed as Exhibit 10.6 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).
*10.11A

Credit Agreement dated December 20, 2001 between EGL and Bank of America, N.A., and the other financial institutions named therein (filed as Exhibit 10.11A to EGL’s Annual Report on Form 10-K from the fiscal year ended December 31, 2001 and incorporated herein by reference).

*10.11B

First Amendment to Credit Agreement dated March 7, 2002 between EGL and Bank of America, N.A., and the other financial institutions named therein (filed as Exhibit 10.11B to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

*10.11C

Consent and Second Amendment to Credit Agreement dated October 14, 2002 between EGL and Bank of America, N.A., and the other financial institutions named therein (filed as Exhibit 10.1 to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

*10.12

Employment Agreement dated as of October 1, 1996 between EGL and James R. Crane (filed as Exhibit 10.7 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

†*10.13

Employment Agreement dated as of September 24, 1998 between EGL and John C. McVaney (filed as Exhibit 10.9 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

†*10.14

Employment Agreement dated as of May 19, 1998 between EGL and Ronald E. Talley (filed as Exhibit 10.10 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

†*10.15

Employment Agreement dated as of October 19, 1999 between EGL and Elijio Serrano (filed as Exhibit 10.11 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

†*10.16

Employee Stock Purchase Plan, as amended and restated effective July 26, 2000 (filed as Exhibit 10(iii) to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

*10.17A

Lease Agreement dated as of December 31, 2001 between iStar Eagle LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant (filed as Exhibit 10.17A to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

*10.17B

Guaranty dated as of December 31, 2001 among iStar Eagle LP, EGL Eagle Global Logistics, LP and EGL, Inc. (filed as Exhibit 10.17B to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

†*10.18

Consulting Agreement dated as of January 1, 1999 between Zita Logistics, Ltd. and Circle International European Holdings Limited (filed as Exhibit 10.4.3 to Circle’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

†*10.19	Executive Deferred Compensation Plan (filed as Exhibit 10.2 to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
†*10.20

Amendment Number 1 to 1995 Non-Employee Director Stock Option Plan (filed as Exhibit 10.4 to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

*10.21

Agreement for Purchase and Sale of Real Property, dated September 17, 2002, by and between MacFarlan Holdings, Ltd., as buyer, and EGL, Inc., as seller (filed as Exhibit 10.22 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.22

Lease Agreement for real property in Austin, Texas, dated as of November 13, 2002, by and between EGL Texas Partners, L.P., as landlord, and EGL Eagle Global Logistics, LP, as tenant (filed as Exhibit 10.23 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.23

Lease Agreement for real property in Grapevine, Texas, dated as of November 13, 2002, by and between EGL Texas Partners, L.P., as landlord, and EGL Eagle Global Logistics, LP, as tenant (filed as Exhibit 10.24 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.24

Lease Agreement for real property in South Bend, Indiana, dated as of December 20, 2002, by and between South Bend Partners, LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant (filed as Exhibit 10.25 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.25

Agreement for Purchase and Sale of Real Property, dated as of December 15, 2002, by and between McMillan Investment Company, Ltd., as buyer, and EGL Eagle Global Logistics, LP, as seller (filed as Exhibit 10.26 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.26

Lease Agreement dated as of December 20, 2002, by and between McMillan/Miami LLC, as landlord, and EGL Eagle Global Logistics, LP, as buyer (filed as Exhibit 10.27 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.27

Agreement for Purchase and Sale of Real Property, dated as of December 30, 2002 by and between Giffels Development Inc., as buyer, and EGL Eagle Global Logistics (Canada) Corp., as seller (filed as Exhibit 10.28 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.28

Lease Agreement, dated as of December 30, 2002, by and between Giffels Development Inc., as landlord, and EGL Eagle Global Logistics (Canada) Corp., as tenant (filed as Exhibit 10.29 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

†10.29	Form of Retention Agreement between EGL and certain executive officers (filed herewith).
12	Ratio of Earnings to Fixed Charges (filed herewith).
21	Subsidiaries of EGL (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
31.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*

Incorporated by reference as indicated.

†

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

James R. Crane

Chairman

and Chief Executive Officer

Date:

March 15, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ James R. Crane	Chairman and Chief Executive Officer	March 15, 2004
James R. Crane	(Principal Executive Officer)
/s/ Elijio V. Serrano	Chief Financial Officer	March 15, 2004
Elijio V. Serrano	(Principal Financial and Accounting Officer)
/s/ Michael Jhin	Director	March 15, 2004
Michael Jhin
/s/ Frank J. Hevrdejs	Director	March 15, 2004
Frank J. Hevrdejs
/s/ Neil E. Kelley	Director	March 15, 2004
Neil E. Kelley
/s/ Rebecca A. McDonald	Director	March 15, 2004
Rebecca A. McDonald
/s/ Paul William Hobby	Director	March 15, 2004
Paul William Hobby
/s/ James C. Flagg	Director	March 15, 2004
James C. Flagg
/s/ Milton Carroll	Director	March 15, 2004
Milton Carroll

EGL, Inc.

Index to Consolidated Financial Statements

December 31, 2003 and 2002

Page

Report of Independent Auditors

F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002

F-3

Consolidated Statements of Operations for the Years Ended

December 31, 2003, 2002 and 2001

F-4

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2003, 2002 and 2001

F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended

December 31, 2003, 2002 and 2001

F-7

Notes to Consolidated Financial Statements

F-8

Report of Independent Auditors

To the Board of Directors and Stockholders

of EGL, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of EGL, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets on January 1, 2002.

PricewaterhouseCoopers LLP

Houston, Texas

March 15, 2004

EGL, Inc.

Consolidated Balance Sheets

December 31, 2003 and 2002

	2003	2002
ASSETS	(in thousands, except par values)
Current assets:
Cash and cash equivalents	$ 95,916	$ 111,477
Restricted cash	13,567	7,806
Short-term investments and marketable securities	543	12
Trade receivables, net of allowance of $12,342 and $13,717	447,353	371,024
Other receivables	19,453	13,213
Deferred tax asset	10,710	6,228
Income tax receivable	2,349	3,811
Other currents assets	24,363	32,952
Total current assets	614,254	546,523
Property and equipment, net	164,038	158,214
Assets held for sale	-	644
Investments in unconsolidated affiliates	38,957	40,042
Goodwill	96,209	81,881
Deferred income taxes	3,624	5,327
Other assets, net	27,156	13,087
Total assets	$ 944,238	$ 845,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 268,354	$ 224,132
Accrued salaries and related costs	41,470	31,218
Accrued restructuring, merger and integration costs	6,474	9,038
Current portion of long-term notes payable	11,322	13,730
Income taxes payable	269	2,471
Accrued selling, general and administrative expenses and other liabilities	56,729	58,981
Total current liabilities	384,618	339,570
Deferred income taxes	10,911	3,720
Long-term notes payable	111,865	107,330
Other noncurrent liabilities	15,448	9,705
Total liabilities	522,842	460,325
Minority interests	6,800	8,852
Commitments and contingencies (Notes 10, 17, 18 and 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
Common stock, $0.001 par value, 200,000 shares authorized; 48,415 and 48,091 shares issued; 47,432 and 47,054 shares outstanding	48	48
Additional paid-in capital	153,051	148,682
Retained earnings	298,091	274,146
Accumulated other comprehensive loss	(19,601)	(28,566)
Unearned compensation	(156)	-
Treasury stock, 983 and 1,037 shares held	(16,837)	(17,769)
Total stockholders’ equity	414,596	376,541
Total liabilities and stockholders’ equity	$ 944,238	$ 845,718

The accompanying notes are in integral part of these financial statements.

EGL, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands, except per share amounts)
Revenues	$ 2,171,732	$ 1,869,333	$ 1,860,749
Cost of transportation	1,436,480	1,197,201	1,216,566
Net revenues	735,252	672,132	644,183
Operating expenses:
Personnel costs	416,565	370,817	383,211
Other selling, general and administrative expenses	275,337	274,878	294,488
EEOC legal settlement (Note 17)	(1,415)	-	10,089
Air Transportation Safety Stabilization Grant (Note 2)	-	(8,923)	-
Merger related transaction, restructuring and integration costs (Note 4)	-	5,688	13,964
Operating income (loss)	44,765	29,672	(57,569)
Nonoperating expense, net (Note 16)	6,249	14,556	8,442
Income (loss) before provision (benefit) for income taxes	38,516	15,116	(66,011)
Provision (benefit) for income taxes	14,571	5,895	(25,834)
Income (loss) before cumulative effect of change in accounting for negative goodwill	23,945	9,221	(40,177)
Cumulative effect of change in accounting for negative goodwill (Note 7)	-	213	-
Net income (loss)	$ 23,945	$ 9,434	$ (40,177)

Basic earnings (loss) per share before cumulative effect of change in accounting for negative goodwill	$ 0.51	$ 0.19	$ (0.84)
Cumulative effect of change in accounting for negative goodwill	-	0.01	-
Basic earnings (loss) per share	$ 0.51	$ 0.20	$ (0.84)

Basic weighted-average common shares outstanding	47,204	47,610	47,558

Diluted earnings (loss) per share before cumulative effect of change in accounting for negative goodwill	$ 0.50	$ 0.19	$ (0.84)
Cumulative effect of change in accounting for negative goodwill	-	0.01	-
Diluted earnings (loss) per share	$ 0.50	$ 0.20	$ (0.84)

Diluted weighted-average common shares outstanding	47,481	47,811	47,558

The accompanying notes are an integral part of these financial statements.

EGL, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$ 23,945	$ 9,434	$ (40,177)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,190	30,527	33,033
Impairment of assets	163	635	(497)
Bad debt expense	7,162	7,669	13,629
Amortization of unearned compensation	29	635	803
Deferred income tax expense (benefit)	4,531	1,365	(10,895)
Amortization of debt issuance costs	2,243	2,078	1,279
Interest capitalization	(1,453)	(986)	(854)
Tax benefit of stock options exercised	474	196	2,956
Recognition in earnings of net deferred loss on swaps	462	1,518	-
Unrealized gain on derivatives	(685)	(1,298)	-
Cumulative effect of change in accounting for negative goodwill	-	(213)	-
Impairment of investment in an unconsolidated affiliate	-	6,653	-
Gain on sales of assets	(1,824)	(89)	(2,657)
Equity in (earnings) losses of affiliates	1,533	(814)	3,100
Minority interests	1,248	1,006	313
Transfers to restricted cash	(5,654)	(2,393)	(5,413)
Other	-	-	65
Changes in assets and liabilities, excluding business combinations:
(Increase) decrease in trade receivables	(50,848)	1,897	98,726
Increase in other receivables	(4,245)	(1,935)	(5,309)
(Increase) decrease in other assets and liabilities	10,877	2,278	(20,837)
Increase (decrease) in payables and other accrued liabilities	21,653	7,114	(28,119)
Decrease in accrual for merger, restructuring and integration costs	(3,024)	(652)	(15,600)
Net cash provided by operating activities	37,777	64,625	23,546
Cash flows from investing activities:
Capital expenditures	(27,370)	(41,429)	(64,866)
Purchase of assets for sale-leaseback transactions	-	(11,570)	-
Purchase of short-term investments	(540)	-	-
Proceeds from sales/maturities of marketable securities	10	3,430	6,740
Proceeds from sale-leaseback transactions	1,158	21,487	16,667
Proceeds from sales of property and equipment	2,997	4,544	20,654
Acquisitions of businesses, net of cash acquired	(21,076)	(1,081)	(4,637)
Disposal of a consolidated subsidiary	-	-	(819)
Cash received from disposal of an unconsolidated affiliate	-	385	3,062
Investment in an unconsolidated affiliate	(750)	-	-
Net cash used in investing activities	(45,571)	(24,234)	(23,199)

The accompanying notes are an integral part of these financial statements.

EGL, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2003, 2002 and 2001

(continued)
	2003	2002	2001
	(in thousands)
Cash flows from financing activities:
Repayment of notes payable, net	$ (3,953)	$ (1,407)	$ (82,383)
Payments of financed insurance	(8,280)	-	-
Net proceeds from convertible subordinated debt offering	-	-	96,875
Issuance of common stock for employee stock purchase plan	540	1,033	1,236
Proceeds from exercise of stock options	4,102	687	3,319
Repurchases of common stock	-	(10,014)	-
Dividends paid to minority interest partners	(214)	-	-
Cash received from minority interest partners	-	301	-
Net cash provided by (used in) financing activities	(7,805)	(9,400)	19,047

Effect of exchange rate changes on cash	38	3,046	(1,955)
Increase (decrease) in cash and cash equivalents	(15,561)	34,037	17,439
Cash and cash equivalents, beginning of the year	111,477	77,440	60,001
Cash and cash equivalents, end of the year	$ 95,916	$ 111,477	$ 77,440

Supplemental cash flow information:
Cash paid for interest	$ 7,321	$ 8,985	$ 8,552
Cash paid for income taxes	12,145	10,756	9,704
Cash received from income tax refund	536	11,540	27,456
Noncash financing and investing transactions:
Issuance of stock for acquisitions	-	-	5,426
Issuance of notes payable for acquisitions	10,127	603	-
Issuance of notes payable for equipment	2,633	-	-
Financing of insurance premiums	1,682	11,428	-
Capital equipment leases initiated as lessee	891	-	-
Capital equipment leases initiated as lessor	898	-	-
Obligation to deliver common stock	-	-	(1,923)
Exchange of investment as payment of a liability	-	-	2,234
Minimum pension liability adjustment	3,362	-	-

The accompanying notes are an integral part of these financial statements.

EGL, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

	Common stock		Additional paid-in capital	Retained earnings	Comprehensive income (loss)	Accumulated other comprehensive loss
	Shares	Amount
	(in thousands)
Balance at January 1, 2001	48,411	$ 48	$ 149,803	$ 304,889		$ (27,729)
Comprehensive loss:
Net loss	-	-	-	(40,177)	$ (40,177)	-
Change in value of marketable securities, net	-	-	-	-	(29)	(29)
Recognition in earnings of net deferred (gain) on swaps	-	-	-	-	(2,024)	(2,024)
Foreign currency translation adjustments	-	-	-	-	(7,263)	(7,263)
Comprehensive loss					$ (49,493)
Issuance of shares under employee stock purchase plan	-	-	29	-		-
Issuance of common stock for acquisitions	-	-	2,073	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	528	1	6,412	-		-
Amortization of unearned compensation	-	-	-	-		-
Balance at December 31, 2001	48,939	49	158,317	264,712		(37,045)

Comprehensive income:
Net income	-	-	-	9,434	$ 9,434	-
Recognition in earnings of net deferred loss on swaps	-	-	-	-	1,939	1,939
Foreign currency translation adjustments	-	-	-	-	6,540	6,540
Comprehensive income					$ 17,913
Issuance of shares under employee stock purchase plan	-	-	(436)	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	72	-	814	-		-
Repurchase and retirement of common stock	(920)	(1)	(10,013)	-		-
Amortization of unearned compensation	-	-	-	-		-
Balance at December 31, 2002	48,091	48	148,682	274,146		(28,566)

Comprehensive income:
Net income	-	-	-	23,945	$ 23,945	-
Recognition in earnings of net deferred loss on swaps	-	-	-	-	85	85
Minimum pension liability adjustment	-	-	-	-	(3,362)	(3,362)
Foreign currency translation adjustments	-	-	-	-	12,242	12,242
Comprehensive income					$ 32,910
Issuance of shares under employee stock purchase plan	-	-	(199)	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	324	-	4,568	-		-
Amortization of unearned compensation	-	-	-	-		-
Balance at December 31, 2003	48,415	$ 48	$ 153,051	$ 298,091		$ (19,601)

The accompanying notes are an integral part of these financial statements

F-7

EGL, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2003, 2002 and 2001

	Unearned compensation	Treasury stock		Obligation to deliver common stock	Total
		Shares	Amount
	(in thousands)
Balance at January 1, 2001	$ (1,300)	(1,392)	$ (23,867)	$ 1,923	$ 403,767
Comprehensive loss:
Net loss	-	-	-	-	(40,177)
Change in value of marketable securities, net	-	-	-	-	(29)
Recognition in earnings of net deferred (gain) on swaps	-	-	-	-	(2,024)
Foreign currency translation adjustments	-	-	-	-	(7,263)
Comprehensive loss
Issuance of shares under employee stock purchase plan	-	70	1,207	-	1,236
Issuance of common stock for acquisitions	-	196	3,353	(1,923)	3,503
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(138)	-	-	-	6,275
Amortization of unearned compensation	803	-	-	-	803
Balance at December 31, 2001	(635)	(1,126)	(19,307)	-	366,091

Comprehensive income:
Net income	-	-	-	-	9,434
Recognition in earnings of net deferred loss on swaps	-	-	-	-	1,939
Foreign currency translation adjustments	-	-	-	-	6,540
Comprehensive income
Issuance of shares under employee stock purchase plan	-	85	1,469	-	1,033
Exercise of stock options and issuance of restricted stock awards with related tax benefit	-	4	69	-	883
Repurchase and retirement of common stock	-	-	-	-	(10,014)
Amortization of unearned compensation	635	-	-	-	635
Balance at December 31, 2002	-	(1,037)	(17,769)	-	376,541

Comprehensive income:
Net income	-	-	-	-	23,945
Recognition in earnings of net deferred loss on swaps	-	-	-	-	85
Minimum pension liability adjustment	-	-	-	-	(3,362)
Foreign currency translation adjustments	-	-	-	-	12,242
Comprehensive income
Issuance of shares under employee stock purchase plan	-	43	739	-	540
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(185)	11	193	-	4,576
Amortization of unearned compensation	29	-	-	-	29
Balance at December 31, 2003	$ (156)	(983)	$ (16,837)	-	$ 414,596

The accompanying notes are an integral part of these financial statements

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 1 – Organization, basis of presentation and summary of significant accounting policies

EGL, Inc. (EGL or the Company) is a leading global transportation, supply chain management and information services company dedicated to providing flexible logistics solutions on a price competitive basis. The Company’s services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services.  The Company provides services through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents.  In October 2000, the Company merged with Circle International Group, Inc. (Circle) and expanded its operations to over 100 countries on six continents.  The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (see Note 21).

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include EGL, all of its wholly-owned subsidiaries and investments which the Company controls, through majority ownership or other variable interests. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method.  The Company has reclassified certain prior year amounts to conform with the current year presentation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically, and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates which could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value.

Restricted cash

As part of the settlement with the EEOC, the Company is required to place certain amounts on deposit in a financial institution for the Class Fund and Leadership Development Fund.  The total amount included in restricted cash related to the settlement with the EEOC was $9.1 million as of December 31, 2003 (see Note 17).  Additionally, the Company has certain requirements related to security deposits that are restricted from withdrawal for a specified timeframe and therefore are classified as restricted cash (see Note 10).

Short-term investments and marketable securities

At December 31, 2003 and 2002, the Company had short-term investments in commercial paper, certificates of deposits, U.S. Treasury Bills and Tax Exempt Municipal Bonds with a carrying value of $543,000 and $12,000, respectively.  All outstanding securities at December 31, 2003 mature in less than one year.  The Company invests primarily in high-grade marketable securities.  All marketable securities are designated as available-for-sale securities.  Unrealized holding gains or losses have been recorded by the Company as a component of other comprehensive income and loss at each balance sheet date. As such, changes in the fair value of available for sale securities, net of deferred taxes, are excluded from income and presented in the stockholders’ equity section of the balance sheet as a component of accumulated other comprehensive loss.  As of December 31, 2003 and 2002, these investments are stated at cost, which approximates fair value.

Trade receivables

Management establishes an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables.  Management considers many factors including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors and transactions that might impact collectibility.  Trade receivables include disbursements made by EGL on behalf of its customers for transportation costs and customs duties.  As the billings to customers for these disbursements may be several times the amount of revenues and fees derived from these transactions and are not recorded as revenues and expenses on the Company’s statement of operations, the inability to collect such amounts could result in losses greater than the revenues recognized when such amounts were believed to be collectible.  Unrecovered trade accounts receivable charged against the allowance for doubtful accounts were $8.2 million, $5.9 million and $15.2 million in 2003, 2002 and 2001, respectively.

Property and equipment

Property and equipment are stated at cost.  The cost of property held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease.  Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property.  Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from the asset, the rate of technological change and the Company’s business plans for the asset.  Should the

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment.  Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

Assets held for sale

The Company classifies assets for which a buyer has been identified or an active program to find a buyer is in progress as assets held for sale on the consolidated balance sheet.  Assets held for sale are not depreciated.

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

The Company has incurred substantial costs during 2003, 2002 and 2001 related to a number of information systems projects that were being developed during that time period.  Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems.  Management believes that all projects capitalized at December 31, 2003 will be successfully completed and will result in benefits recoverable in future periods.

Interest capitalization

The Company is in the process of constructing several computer systems for future use.  Interest associated with these assets is capitalized and included in the cost of the asset.  The amount capitalized is calculated based upon the Company’s current incremental borrowing rate and was $1.5 million, $986,000 and $854,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Debt issuance costs

The Company capitalizes direct costs incurred to issue debt or modify debt agreements.  These costs are deferred and amortized to interest expense over the term of the related debt or credit facility agreement.

Goodwill and other intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair value of assets and liabilities included in a business combination, and therefore, indirectly affected by management’s estimates and judgments.  Prior to January 1, 2002, the Company amortized goodwill and other intangible assets on a straight-line basis over the period of expected benefit, not exceeding 40 years.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

In 2002, the Company adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Effective January 1, 2002, the Company no longer amortizes goodwill and indefinite lived intangible assets but instead tests for impairment at least annually or whenever circumstances indicate a possible impairment.  Finite lived intangible assets are amortized over the period of expected benefit.

SFAS 142 requires that goodwill be tested for impairment using a two-step approach upon implementation of SFAS 142, annually and when certain circumstances occur.  The first step is used to identify potential impairment by calculating a “fair value” of the reporting unit.  The Company’s reporting units for the purpose of SFAS 142 are its geographic divisions which are:  North America, Europe and Middle East, South America and Asia and South Pacific.  The calculated fair value amount in step one is then compared to the carrying amount of the reporting unit including goodwill.  If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required.  If the estimated fair value is less than the carrying value of the assets, a prescribed step two calculation is required to determine the amount of impairment to be recorded in the Company’s statement of operations.

The Company performed the step one analysis under SFAS 142 to test for goodwill impairment in the second quarter of 2002 for its initial test and selected October 31 for its annual test date.  The Company’s required assessments of goodwill related to each of its reporting units under step one of SFAS 142 did not indicate an impairment as of the initial test date, October 31, 2003 or 2002; therefore step two was not required at any of the testing dates.  The estimated fair value calculated and referred to above is an estimate based upon a number of assumptions.  The actual fair value of each reporting unit may vary significantly from its estimated fair value.

Impairment of assets

The Company evaluates fixed assets for impairment if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets. Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and judgmental selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

Foreign currency translation

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at year-end rates of exchange and income and expenses are translated at average exchange rates during the year. Adjustments resulting from translating financial statements into U.S. dollars are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive income (loss).  Gains and losses from foreign currency transactions are included in net income.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Revenue recognition

Revenues and freight consolidation costs are recognized at the time the freight departs the terminal of origin, one of the permissible methods authorized by Emerging Issues Task Force (EITF) Issue No. 91-9, “Revenue and Expense Recognition for Freight Services in Process.”  This method generally results in recognition of revenues and gross profit earlier than methods that do not recognize revenues until a proof of delivery is received.  Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services.  Revenues recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier’s charges to EGL for carrying the shipment.  Revenues recognized in other capacities includes only the commission and fees received.  In January 2002, EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” was effective for EGL.  This issue clarified certain provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and among other things established when reimbursements are required to be shown gross as opposed to net.  The Company reports the costs of certain reimbursed incidental activities on a gross basis in revenues and cost of transportation.

The Company derives its revenues from three principle sources:  air freight forwarding, ocean freight forwarding, and customs brokerage, import and logistics services.

Air and Ocean Freight Forwarding

As a non-asset based carrier, the Company does not own transportation assets.  Instead, the Company generates the majority of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers as an indirect carrier.  Additionally, the Company generates air freight and ocean freight forwarding revenues to a lesser extent as an authorized cargo sales agent.

As an indirect carrier, the Company obtains shipments from its customers, consolidates shipments bound for a particular destination, determines the routing, selects the direct carrier and tenders each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.  The Company issues a House Airway Bill (HAWB) or a House Ocean Bill of Lading (HOBL) to customers as the contract of carriage.  In turn, when the freight is physically tendered to a direct carrier, the Company receives a contract of carriage known as a Master Airway Bill for air freight shipments and a Master Ocean Bill of Lading for ocean shipments.  The Company is the direct point of contact for service fulfillment and resolving any service failures or claims for lost or damaged freight resulting from either the Company’s or the direct carriers’ actions.  In addition, if the Company does not collect from its customers, it is still responsible for paying the direct carrier.

Due to the high volume of freight the Company manages, it generally obtains lower rates from the direct carriers than the rates the Company charges its customers for individual shipments.  This rate differential is the primary source of the Company’s air and ocean freight net revenues.  The Company has complete discretion in selecting the means, route and procedures to be followed in the handling, transportation and delivery of freight.  The Company selects the direct carrier that will provide the most economical routing in an effort to maximize net revenues.

Revenues related to shipments where the Company acts as an indirect carrier are reported based on the gross amount billed to the customer and include the charges to the Company for carrying the shipments.  Based upon the terms in the contract of carriage, revenues are recognized at the time the freight is tendered to the direct carrier at origin.  Costs related to the shipments are also recognized at this time.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

As an authorized cargo sales agent of most airlines and ocean shipping lines, the Company also arranges for transportation of individual shipments and receives a commission from the airline or ocean shipping line for arranging the shipments.  When acting in this capacity, the Company does not consolidate shipments or have responsibility for shipments once they have been tendered to the carrier.  Therefore, revenues include only the commissions and fees received.  These revenues are recognized upon completion of the services.

Customs Brokerage and Other Services

Customs brokerage and import services involve providing services at destination, such as helping customers clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies and arranging for delivery.  The Company also offers a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services.  Revenues include the fees received for these services and are recognized upon completion of the services.

Stock-based compensation

At December 31, 2003, the Company has seven stock-based employee compensation plans under which stock-based awards have been granted.  The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The intrinsic value method used by the Company generally results in no compensation expense being recorded related to stock option grants made by the Company because those grants are typically made with option exercise prices equal to fair market value at the date of option grant.  The application of the alternative fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee’s rights in the options vest. The following table illustrates the pro forma effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Net income (loss) as reported	$ 23,945	$ 9,434	$ (40,177)
Add: Total stock-based compensation expense included in net income (loss)	18	387	489
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,936)	(5,967)	(7,585)
Pro forma net income (loss)	$ 20,027	$ 3,854	$ (47,273)

Earnings (loss) per share:
Basic – as reported	$ 0.51	$ 0.20	$ (0.84)
Basic – pro forma	0.42	0.08	(0.99)
Diluted – as reported	0.50	0.20	(0.84)
Diluted – pro forma	0.42	0.08	(0.99)

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Provision (benefit) for income taxes

The Company accounts for income taxes using the asset and liability method.  Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be necessary based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions.

Comprehensive income (loss)

In addition to net income (loss), comprehensive income (loss), includes, as applicable, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities, the effects of qualifying hedging activities and changes in stockholders’ equity that are not the result of transactions with stockholders.  The Company’s components of accumulated other comprehensive income (loss) are foreign currency translation adjustments and changes in the fair value of derivative instruments.

Accumulated other comprehensive loss consists of the following:

	As of December 31,
	2003	2002
	(in thousands)
Cumulative foreign currency translation adjustment	$ (16,239)	$ (28,481)
Minimum pension liability adjustment	(3,362)	-
Fair value of jet fuel swap	-	421
Deferred loss on interest rate swap	-	(506)
	$ (19,601)	$ (28,566)

Fair value of financial instruments

The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 2003 and 2002.  However, ready trading markets do not exist for all of these items and considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that EGL could realize in a current market exchange.  The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values.  Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 2003. Current estimates of fair value may differ significantly from the amounts presented.  The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, restricted cash, short-term investments and marketable  securities – The carrying amount approximates fair value because of the short maturity of those instruments.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Notes payable – The fair value of the Company’s convertible subordinated notes was estimated based upon an indicative price quotation of the notes on the balance sheet dates.  An indicative price quotation includes a bid and offer price provided by a market maker for the purpose of evaluation or information.  The Company’s other notes payable approximates fair value as most of the Company’s notes payable have variable interest rates.

Foreign currency forward contracts – The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate.  Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date. The fair value of foreign currency forward contracts as of December 31, 2003 and 2002 is insignificant.

Swap agreements – The fair value of interest rate swaps and jet fuel swaps is the estimated amount that the Company would receive or pay to terminate the swap agreements at the reporting date, taking into account current interest rates and jet fuel prices.

The carrying amounts and estimated fair values of financial instruments (assets and (liabilities)) are as follows:

	Carrying Amount as of December 31,		Estimated Fair Value as of December 31,
	2003	2002	2003	2002
		(in thousands)
Cash and cash equivalents	$ 95,916	$ 111,477	$ 95,916	$ 111,477
Restricted cash	13,567	7,806	13,567	7,806
Short-term investments and marketable securities	543	12	543	12
Convertible subordinated notes	(100,000)	(100,000)	(117,313)	(110,938)
Notes payable	(23,187)	(21,060)	(23,187)	(21,060)
Interest rate swap agreement	-	(729)	-	(729)
Jet fuel swap agreement	-	421	-	421

Risks and uncertainties

The Company’s operations are influenced by many factors, including the global economy, international laws and currency exchange rates.  The impact of some of these risk factors is reduced by having customers in a wide range of industries located throughout the world.  However, contractions in the more significant economies of the world (either countries or industrial sectors) could have a substantial negative impact on the rate of the Company’s growth and its profitability.  The availability and affordability of airlift and other transportation capacity could also significantly influence the Company’s operations.  Acts of war or terrorism could influence these areas of risk and the Company’s operations.  Doing business in foreign locations subjects the Company to various risks and considerations typical to foreign enterprises including, but not limited to, economic and political conditions in the United States and abroad, currency exchange rates, tax laws and other laws and trade restrictions.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Concentration of credit risk

The Company’s customers include retailing, wholesaling, manufacturing, electronics and telecommunications companies, as well as international agents throughout the world.  Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographic regions.  The Company performs ongoing credit evaluation of its customers to minimize credit risk.  The Company’s investment policies restrict investments to low-risk, highly liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

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

The Company uses derivative financial instruments to reduce its exposure to fluctuations in interest rates, jet fuel prices and foreign currency exchange rates.  The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure when it is entered into, as well as the risk, management objectives and strategies for undertaking the hedge transaction.  Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities.  The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of operations as the underlying exposure being hedged. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.  The ineffective portion of a derivative instrument’s change in fair value is recognized in earnings.

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (as amended, FIN 46R).  The primary objectives

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”).  This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46R are effective for the Company as of December 31, 2003, with early adoption encouraged.  The Company and certain independent owner-operators lease vehicles from an affiliate of the Company, Ashton Leasing, Ltd. (Ashton).  The Company is a limited partner of Ashton and, prior to the adoption of FIN 46R, used the equity method to account for its investment in Ashton.  The Company adopted FIN 46R effective October 1, 2003 and consolidated Ashton, which did not have a material impact on the Company’s financial statements.

Note 2 – Air Transportation Safety and System Stabilization Act

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

On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act).  The Act provides for up to $5 billion in cash grants to qualifying U.S. airlines and freight carriers to compensate for direct and incremental losses, as defined in the Act, from September 11, 2001 through December 31, 2001, associated with the terrorist attacks.  The Department of Transportation (DOT) makes the final determination of the amount of eligible direct and incremental losses incurred by each airline and freight carrier.  The DOT issued its final rules with respect to the Act on April 16, 2002.  The Company filed its final application for grant proceeds on August 26, 2002.  During the third quarter of 2002, the Company received grant proceeds of $8.9 million from the DOT, and recorded this amount in operating income.  The DOT, Congress or other governmental agencies may perform an additional audit and/or review of the Company’s application.  No assurance can be provided that the results of such audit/review would not result in a refund of a portion of the grant.

Note 3 – Business combinations

During the year ended December 31, 2001, the Company purchased from its partners a 45% interest in the Company’s operating subsidiary in Thailand.  Prior to the acquisition, the Company owned 55% of this entity and consolidated it for financial purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $4.2 million in cash and $793,000 in notes payable which included $1.3 million for settlement of the minority interest liability at the acquisition date.  The acquisition added to the Company’s consolidated balance sheet approximately $3.7 million in goodwill.

During the year ended December 31, 2002, the Company purchased the outside ownership of its affiliate in Argentina.  Prior to the acquisition, the Company owned 50% of this entity and accounted for it under the equity method for financial reporting purposes.  The Company also entered into a joint venture agreement with one of its partners in China.  The Company owns 70% of this entity.  The purchase consideration for these two acquisitions consisted of approximately $216,000 in cash and

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

$603,000 in notes payable.  These acquisitions added to the Company’s consolidated balance sheet approximately $603,000 in goodwill and $236,000 in intangible assets.

In January 2003, the Company acquired Transimpex, SA, an international freight forwarder and customs broker based in France, for approximately $1.1 million, net of cash acquired.  During the fourth quarter of 2003, the Company acquired the 50% outside ownership in its subsidiary in Turkey in exchange for forgiving approximately $137,000 in receivables from the former partner.  Prior to the acquisition, the Company owned 50% of this entity and accounted for it under the equity method for financial reporting purposes.  These acquisitions added to the Company’s consolidated balance sheet approximately $333,000 in goodwill and $818,000 in intangible assets.

In April 2003, the Company acquired substantially all of the operating assets of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida.  Aggregate consideration for the acquisition totaled $23.7 million, comprised of $13.7 million in cash and future payments of $10.0 million in the aggregate, which are payable in two equal payments of $5.0 million in April 2004 and 2005.  The purchase agreement for the acquisition provided for additional contingent two-year earnout payments of up to $8.0 million in the aggregate if certain post-acquisition performance criteria are achieved.  The acquisition added to the Company’s consolidated balance sheet approximately $11.8 million in intangible assets, $11.7 million in goodwill and $288,000 in net tangible assets.

In April 2003, the Company purchased from one of its partners a 26% interest in the Company’s operating subsidiary in Singapore.  Prior to the acquisition, the Company owned 74% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $5.7 million in cash, which included $3.7 million to settle the minority interest liability at the acquisition date.  The acquisition added to the Company’s consolidated balance sheet approximately $891,000 of intangible assets and $1.1 million of other long-term assets.

The Company recorded each of the acquisitions above using the purchase method of accounting, with the related results of operations being included in the Company’s consolidated financial statements from the date of acquisition forward.  The pro forma effect on revenues and net income of the Company assuming these acquisitions were consummated at January 1, 2001 would have been immaterial.

During the years ended December 31, 2003, 2002 and 2001, the Company made earnout payments totaling $600,000, $865,000 and $3.7 million, respectively, for acquisitions completed in prior years.  The earnout payment in 2001 included $3.5 million in stock and $213,000 in cash.  As of December 31, 2003, the Company has future contingent payments totaling $8.0 million and $1.1 million related to its acquisitions of MIF and of its subsidiary in Thailand, respectively. Contingent payments for acquisitions are accounted for as adjustments to goodwill and are recorded at the time that the amounts of the payments are determinable by the Company.

Note 4 – Merger transaction, restructuring and integration costs

Transaction and integration costs

As a result of the merger with Circle in October 2000, the Company incurred integration costs of approximately $7.6 million in 2001 which included the costs of legal registrations in various jurisdictions, changing signs and logos at major facilities around the world and other integration costs.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Restructuring charges

In the fourth quarter of 2000, the Company developed a plan (the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities as a result of the merger.  The principal components of the Plan involved the termination of certain employees at the former Circle headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations including the Circle headquarters facility, and the termination of selected international joint venture and agency agreements.  With the exception of payments to be made for remaining future lease obligations, the terms of the Plan were substantially completed as of December 31, 2001.

No charges were recorded for the Plan during the year ended December 31, 2003.  The charges incurred in 2002 and 2001 and the remaining portion of the unpaid accrued charges as of December 31, 2003 and 2002 are as follows:

	Severance costs	Future lease obligations, net of subleasing income	Assets not expected to be recoverable	Termination of joint venture / agency agreements	Charter lease obligation, net of subleasing income	Total
	(in thousands)
Accrued liability at December 31, 2000	$ 6,267	$ 10,063	$ -	$ 5,212	$ -	$ 21,542
New charges	3,345	1,917	-	-	2,287	7,549
Revisions to estimates	(398)	2,746	(497)	(3,000)	-	(1,149)
Payments	(8,301)	(7,407)	497	(1,209)	(2,287)	(18,707)
Accrued liability at December 31, 2001	913	7,319	-	1,003	-	9,235
Revisions to estimates	-	5,939	-	(251)	-	5,688
Payments	(126)	(5,232)	-	(527)	-	(5,885)
Accrued liability at December 31, 2002	787	8,026	-	225	-	9,038
Payments	(336)	(2,226)	-	(2)	-	(2,564)
Accrued liability at December 31, 2003	$ 451	$ 5,800	$ -	$ 223	$ -	$ 6,474

Severance costs

Severance costs were recorded for certain employees at the former Circle headquarters and former Circle management at certain international locations.  The termination of substantially all of the 150 employees included in the Plan occurred during 2000 and the first quarter of 2001.  Severance costs of approximately $3.2 million were recorded during the year ended December 31, 2001, offset by a credit of $398,000 for favorable negotiation of certain severance arrangements.

Also, during January 2001 the Company announced an additional reduction in the Company’s workforce of approximately 125 additional employees.  The charge for this workforce reduction was approximately $100,000 and was recorded during the first quarter of 2001.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Future lease obligations

Future lease obligations consist of the Company’s remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations.  The provisions of the Plan included the consolidation of facilities at approximately 80 of the Company’s operating locations.  During the second half of 2001, the Company determined the estimated consolidation dates for several of the remaining facilities and recorded an additional charge of $1.9 million. All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.

Due to the downturn in the real estate market, the Company reviewed its original estimates related to duplicate facility costs and recorded an additional charge of $5.9 million and $4.7 million in 2002 and 2001, respectively, based on revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy.  In addition, during the fourth quarter of 2001, the Company decided to utilize two of the facilities in its logistics operations as the Company determined the expected return on operations was greater than the sublease income it could obtain in these two markets.  The $2.0 million reserve established for these facilities was reversed.

Amounts recorded for future lease obligations under the Plan are net of approximately $16.0 million in anticipated future recoveries from actual sublease agreements and $11.7 million from expected sublease agreements as of December 31, 2003.  Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed as of December 31, 2003 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2004 to 2025 and executed sublease agreements as of December 31, 2003 expire from 2004 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Assets not expected to be recoverable

During 2000, the Company recorded a charge for assets not expected to be recoverable which primarily consisted of fixed assets at the various locations that were being consolidated under the Plan and would no longer be used in the Company's ongoing operations.  In 2001, the Company revised this estimate by $497,000 for assets that were determined to be recoverable since they will continue to be used in operations.

Termination of joint venture/agency agreements

Costs to terminate joint venture/agency agreements represent contractually obligated costs incurred to terminate selected joint venture and agency agreements with certain of the Company’s former business partners along with assets that are not expected to be fully recoverable as a result of the Company’s decision to terminate these agreements.  In conjunction with the Plan, the Company completed the termination of joint venture and agency agreements in Brazil, Chile, Panama, Venezuela, Taiwan and South Africa in 2001.  The joint venture agreements in South Africa and Taiwan were terminated on more favorable terms than originally expected and the related estimate was revised downward by $3.0 million in 2001.  In the fourth quarter of 2002, the Company reversed an additional $251,000 of this reserve due to more favorable settlements.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Charter lease obligation

In August 2001, the Company negotiated agreements to reduce its exposure to future losses on leased aircraft.  A lease for two of the aircraft was terminated with no financial penalty.  The Company subleased five aircraft to a third party at rates below the Company’s contractual commitment and recorded a charge of approximately $2.3 million in the third quarter of 2001 for the excess of the Company’s commitment over the sublease income through the end of the lease term.

Note 5 – Property and equipment

Property and equipment consist of the following:

	Estimated useful lives	As of December 31,
		2003	2002
		(in thousands)
Land		$ 10,537	$ 10,139
Software	1 to 8 years	91,022	69,950
Buildings and improvements	5 to 50 years	96,453	92,327
Equipment and furniture	3 to 10 years	134,491	124,980
		332,503	297,396
Less – accumulated depreciation		168,465	139,182
		$ 164,038	$ 158,214

Depreciation expense for 2003, 2002 and 2001 was $29.4 million, $30.4 million and $28.6 million, respectively.

The Company is in the process of developing and implementing computer system solutions for its operational, human resources and financial systems.  As of December 31, 2003 and 2002, the software balances above include approximately $28.8 million and $28.7 million, respectively, of capitalized costs for software not placed in service.  During the year ended December 31, 2003, the Company capitalized $18.5 million of internally-developed software and placed $18.4 million of internally-developed software in service.  These amounts are not depreciated until the software is placed into service.

The Company sold the former Circle headquarters facility in December 2001 for $12.3 million and recognized a pretax gain of $1.6 million included as a reduction of other selling, general and administrative expenses in the accompanying consolidated statement of operations.

In December 2001, the Company sold and leased back its corporate headquarters, terminal and warehouse facilities in Houston and a terminal facility in Denver to an unrelated party.  In 2002, the Company sold and leased back four terminal and warehouse facilities, three of which were constructed under its master operating synthetic lease agreement.  In December 2002, the Company sold land that it held in Miami, Florida and Toronto, Canada to a developer to develop terminal and warehouse facilities under build-to-suit agreements whereby the Company leased back the buildings upon their completion.  The facility in Miami was completed in November 2003 and the Toronto facility was completed in March 2004.  See Note 19 for additional discussion related to the sale-leaseback agreement.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

In December 2002, the Company was required to pay the lease balance and related interest of $15.5 million under a synthetic lease agreement entered into during 1998 by Circle.  This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York. The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease.  As of December 31, 2003 and 2002, the carrying value of the land and property is included in property and equipment on the consolidated balance sheet.

In addition, in June 2003, the Company consolidated its Boston, Massachusetts facilities, vacating one facility.  In September 2003, the Company sold this property for $2.2 million and recognized a gain of $1.4 million.

Note 6 – Assets held for sale

In November 2002, the Company purchased its terminal facility in Hartford, Connecticut.  This facility was previously financed under its master synthetic lease agreement that became due in November 2002.  The carrying value of this asset was classified as assets held for sale on the Company’s balance sheet as of December 31, 2002.  In May 2003, the Company sold this property for $1.2 million and recognized a loss of $37,000.  The property was subsequently leased back to the Company for 11 years at an average monthly rent of $12,000.  See Note 19 for additional discussion related to sale-leaseback agreements.

Note 7 – Goodwill and other intangible assets

The carrying amounts of goodwill by geographic division as of December 31, 2003 and 2002 and changes in goodwill during the years ended December 31, 2003 and 2002 are as follows:

	North America	South America	Europe & Middle East	Asia & South Pacific	Consolidated
	(in thousands)
Balance at January 1, 2002	$ 50,002	$ 896	$ 8,364	$ 19,639	$ 78,901
Goodwill acquired during the year	268	597	-	603	1,468
Change in accounting for negative goodwill	-	-	213	-	213
Effect of exchange rate changes on goodwill	5	(109)	873	530	1,299
Balance at December 31, 2002	50,275	1,384	9,450	20,772	81,881

Goodwill acquired during the year	11,661	593	333	-	12,587
Effect of exchange rate changes on goodwill	86	446	981	228	1,741
Balance at December 31, 2003	$ 62,022	$ 2,423	$ 10,764	$ 21,000	$ 96,209

The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002.  SFAS 142 requires the suspension of the amortization of goodwill and certain identifiable intangible assets with an indefinite useful life.  The Company suspended amortization of goodwill effective January 1, 2002 and has one identifiable intangible asset that has an indefinite useful life.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The implementation of SFAS 141 required any unallocated negative goodwill to be written off immediately.  Accordingly, the Company recognized approximately $213,000 of negative goodwill as a cumulative effect of a change in accounting principle in 2002.

The following table shows the pro forma effects for 2001 had goodwill not been amortized during that year:

Twelve Months Ended December 31, 2001
(in thousands, except per share amounts)
Net loss, as reported	$ (40,177)
Amortization of goodwill, net of tax	2,459
Pro forma net loss	$ (37,718)

Loss per share:
Basic – as reported	$ (0.84)
Basic – pro forma	(0.79)
Diluted – as reported	(0.84)
Diluted – pro forma	(0.79)

At December 31, 2003 and 2002, the carrying amount of accumulated amortization of goodwill was $17.0 million and $16.2 million respectively.  The change in the balance in accumulated amortization from 2002 to 2003 is solely due to exchange rate changes.

Intangible assets are included in other assets, net on the consolidated balance sheets.  Intangible assets are as follows:

		As of December 31, 2003		As of December 31, 2002
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		(in thousands)
Intangible assets subject to amortization:
Customer lists	7 years	$ 8,062	$ (1,101)	$ 464	$ (88)
Noncompetition agreements	4 years	2,911	(1,600)	1,256	(969)
Proprietary software	2 years	69	(26)	-	-
Agent network	5 years	1,400	(210)	-	-
Total	6 years	12,442	(2,937)	1,720	(1,057)
Intangible asset not subject to amortization:
Trade name		3,300	-	-	-
Total		$ 15,742	$ (2,937)	$ 1,720	$ (1,057)

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Aggregate amortization expense for 2003, 2002 and 2001 was $1.8 million, $164,000 and $417,000, respectively.  The following table shows the estimated future amortization expense for the next five years:

Twelve Months Ended December 31,	Estimated Future Expense
(in thousands)
2004	$ 1,994
2005	1,926
2006	1,560
2007	1,551
2008	1,177
Thereafter	1,297
$ 9,505

Note  8 – Investments in unconsolidated affiliates

Investments in net assets of unconsolidated affiliated companies were $39.0 million and $40.0 million as of December 31, 2003 and 2002, respectively.  Our unconsolidated affiliates include a 40% investment in TDS Logistics, Inc. (TDS), 24.5% investment in Miami Air International, Inc. (Miami Air) and other 50% or less owned affiliates.

TDS

The investment balance in TDS was $38.3 million and $39.9 million as of December 31, 2003 and 2002, respectively, and includes the excess of purchase price over net assets of $23.7 million and $24.1 million as of December 31, 2003 and 2002, respectively.  In May 2002, the Company sold its 5% interest in TDS Europe SA for $385,000 and recognized a gain of $402,000.  Summarized results of operations and financial position of TDS are as follows:

Condensed consolidated statement of operations information for TDS:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues	$ 239,827	$ 196,929	$ 100,690
Operating income (loss)	6,806	17,330	(7,736)
Net income (loss)	(3,610)	696	(4,413)

EGL 40% equity interest in TDS earnings (loss)	(1,444)	278	(1,765)
Amortization of investment premium and other adjustments	(94)	26	(1,004)
Amount included in EGL nonoperating income (expense)	$ (1,538)	$ 304	$ (2,769)

TDS reported operating losses in 2003, partially due to a valuation allowance recorded for deferred tax assets resulting from unfavorable results from TDS’s operations in Belgium.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Condensed balance sheet information for TDS:

	As of December 31,
	2003	2002
	(in thousands)
Current assets	$ 70,730	$ 44,824
Noncurrent assets	79,093	66,136
Current liabilities	66,370	41,852
Noncurrent liabilities	42,397	29,952
Minority interest	163	163
Stockholders’ equity	40,894	38,993

In October 2003, the Company caused a standby letter of credit to be issued in favor of a creditor for TDS.  As of December 31, 2003, TDS had a $5.0 million credit facility supported by the Company’s $2.0 million standby letter of credit and standby letters of credit from other TDS investors.  As of December 31, 2003, TDS had $1.3 million in borrowings outstanding against the facility.

Miami Air

In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air, a privately held domestic and international passenger charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash.  The Company’s primary objective for engaging in the transaction was to develop a business relationship with Miami Air in order to obtain access to an additional source of reliable freight charter capacity.  The Company’s Chairman and Chief Executive Officer and a member of EGL’s Board of Directors also purchased 19.2% and 6.0% of Miami Air, respectively.  See Note 20 for additional information related to Miami Air.

The weak economy and events of September 11, 2001 significantly reduced the demand for cargo plane services, particularly 727 cargo planes.  As a result, the market value of these planes declined dramatically.  Miami Air informed EGL that the amount due Miami Air’s bank (which is secured by seven 727 planes) was significantly higher than the market value of those planes.  In addition, Miami Air had outstanding operating leases for 727 and 737 airplanes at above current market rates, including two planes that were expected to be delivered in 2002.  Throughout the fourth quarter of 2001 and the first quarter of 2002, Miami Air was in discussions with its bank and lessors to obtain debt concessions on the seven 727 planes, to buy out the lease on a 727 cargo plane and to reduce the rates on the 737 passenger planes.  Miami Air had informed the Company that its creditors had indicated a willingness to make concessions.  In May 2002, the Company was informed that Miami Air’s creditors were no longer willing to make concessions and that negotiations with creditors had reached an impasse and no agreement appeared feasible.  As such, in the first quarter of 2002, the Company recognized an other than temporary impairment of the entire $6.7 million carrying value of its common stock investment in Miami Air, which included a $509,000 increase in carrying value attributable to EGL’s 24.5% share of Miami Air’s first quarter 2002 results of operations.  In addition, the Company recorded an accrual of $1.3 million for its estimated exposure on the outstanding funded debt and letters of credit supported by a $3.0 million standby letter of credit guaranteed by the Company.  During the third quarter of 2002, Miami Air informed the Company that certain of its creditors had, in fact, made certain concessions and, following negotiations initiated during the fourth quarter of 2003, Miami Air replaced $2.3 million of outstanding letters of credit with restricted cash during the first quarter of 2004, effectively removing the Company’s obligation for all of Miami Air’s outstanding letters of credit.  In December 2003, the Company reversed the $1.3 million accrual for its estimated exposure on the outstanding letters of credit.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

There was no investment balance in Miami Air as of December 31, 2003 and 2002.  The Company has not recorded its share of Miami Air’s cumulative income for the period from April 1, 2002 to December 31, 2003 as Miami Air has an accumulated deficit.  Summarized results of operations and financial position of Miami Air are as follows:

Condensed statement of operations information for Miami Air:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Revenues	$ 96,839	$ 94,992	$ 113,937
Operating income (loss)	5,879	3,227	(4,580)
Income (loss) before change in accounting principle	8,080	(16,226)	(7,380)
Cumulative effect of change in accounting principle	-	-	8,667
Net income (loss)	8,080	(16,226)	1,287

Impairment and letter of credit accrual	$ 1,300	$ (7,954)	$ -
EGL 24.5% equity interest in Miami Air earnings	-	509	315
Amortization of investment premium and other adjustments	-	-	(292)
Amount included in EGL nonoperating income (expense)	$ 1,300	$ (7,445)	$ 23

Condensed balance sheet information for Miami Air:

	As of December 31,
	2003	2002
	(in thousands)
Current assets	$ 19,638	$ 14,295
Noncurrent assets	4,934	5,354
Current liabilities	16,038	17,068
Noncurrent liabilities	6,102	13,908
Stockholders’ equity (deficit)	2,432	(11,327)

Note 9 – Notes payable

Notes payable consist of the following amounts:

	As of December 31,
	2003	2002
	(in thousands)
Convertible subordinated notes	$ 100,000	$ 100,000
Notes payable	23,187	21,060
	123,187	121,060
Less – current portion	11,322	13,730
Long-term notes payable	$ 111,865	$ 107,330

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Future scheduled principal payments on debt are as follows (in thousands):

2004	$ 11,322
2005	6,979
2006	101,316
2007	2,015
2008 and thereafter	1,555

Total	$ 123,187

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

The notes are convertible at any time up to four trading days prior to maturity into shares of EGL common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact the Company’s diluted earnings per share calculation in future periods by approximately 5.7 million shares.  As of December 31, 2003, the estimated fair value of these notes was $117.3 million.

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

Credit agreement

On January 5, 2001, the Company entered into an agreement with various financial institutions.  Effective December 20, 2001, the Company amended and restated this credit facility.  The amended and restated credit facility, which was last amended as of March 31, 2003 (Restated Credit Facility), is with a syndicate of three financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on December 20, 2004.  The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

-

$75 million, which will be increased to $100 million if an additional $25 million of the revolving line of credit commitment is syndicated to the existing three or other financial institutions, or

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

-

an amount equal to:

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

The maximum amount that the Company can borrow at any particular time may be less than the amount of its revolving credit line because the Company is required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on the Company’s eligible borrowing base. As of December 31, 2003, the required amount of borrowing availability is $25 million.  The amount of borrowing availability is determined by subtracting the following from the Company’s eligible borrowing base:  (a) the Company’s borrowings under the Restated Credit Facility, and (b) the Company’s accounts payable and the accounts payable of all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

The Restated Credit Facility includes a $50 million letter of credit subfacility.  The Company had $32.3 million in letters of credit outstanding as of December 31, 2003 under this facility.  The collateral value associated with the revolving line of credit at December 31, 2003 was $203.1 million, which exceeds the maximum revolving credit line of $75.0 million.  No amounts were outstanding under the revolving line of credit as of December 31, 2003.  Therefore, the Company had available, unused borrowing capacity of $42.7 million as of December 31, 2003.

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

The Company is subject to certain covenants under the terms of the Restated Credit Facility, including, but not limited to:  (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth, and (b) limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company’s assets, and is guaranteed by all domestic subsidiaries and the Company’s Canadian operating subsidiary.  In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if the Company’s eligible borrowing base falls below $40 million.  Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company’s operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that of any of the Company’s domestic subsidiaries or its Canadian operating subsidiary.  The Amendment to the Credit Agreement dated March 31, 2003 consented to the Company’s acquisition of substantially all the business operations and assets of MIF (see Note 3).  The Company was in compliance with the restrictions of the Restated Credit Facility as of December 31, 2003.

Other bank lines of credit

The Company maintained a $10 million bank line of credit, in addition to the $50 million sublimit under the Restated Credit Facility, to secure customs bonds and bank letters of credit to guarantee certain transportation expenses in foreign locations.  This bank line of credit expired in June 2002 and the Company’s foreign operations replaced the previous outstanding letters of credit with other working capital lines of credit and other types of guarantees.  Additionally, notes payable includes a $10.0 million note payable to the former owners of MIF (see Note 3) and a mortgage for one of the Company’s facilities in Chile.  The note payable from the MIF acquisition is non-interest bearing and is payable in two equal payments of $5.0 million in April 2004 and 2005.  Notes payable also includes $3.8 million in notes related to financed insurance premiums, which are payable in monthly installments of approximately $200,000 each through April 2005 and have an implied interest rate of 3.15%.

Interest rate swap agreement

In April 2001, the Company entered into a two year interest rate swap agreement, which was originally designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR-based revolving credit facility or any substitutive debt agreements the Company entered into. Accordingly, the change in the fair value of the swap agreement was recorded in other comprehensive income (loss).  In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006.  The proceeds from these notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement.  The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments was eliminated.  The swap agreement no longer qualified for cash flow hedge accounting and was de-designated as of December 7, 2001.  The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001, was $2.0 million and was amortized to interest expense over the remaining life of the swap agreement.  Subsequent changes in the fair value of the swap agreement are recorded in interest expense.  During 2003 and 2002, the Company recorded $506,000 and $2.2 million, respectively, of net interest expense for realized and unrealized losses on the interest rate swap.  The interest rate swap agreement expired in April 2003.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 10 – Guarantees

The Company guarantees certain financial liabilities, the majority of which relate to the Company’s freight forwarding operations.  The Company, in the normal course of business, is required to guarantee certain amounts related to customs bonds and services received from airlines.  These types of guarantees are usual and customary in the freight forwarding industry.  The Company operates as a customs broker and prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, facilitates the payment of import duties on behalf of the importer and arranges for payment of collect freight charges.  The Company also assists the importer in obtaining the most advantageous commodity classifications, qualifying for duty drawback refunds and arranges for surety bonds for importers.

The Company secures guarantees primarily by three methods:  a $50 million standby letter of credit subfacility discussed in Note 9, surety bonds and security time deposits, which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit facilities issued in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of December 31, 2003, total IATA related guarantees, customs bonds and other working capital credit line facilities were approximately $80.0 million.  Approximately $44.2 million of guarantees, customs bonds and borrowings against credit facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $17.2 million which were recorded as liabilities on the Company’s consolidated balance sheet.

Additionally, at December 31, 2003, the Company had guaranteed certain other financial liabilities related to unconsolidated affiliates, joint venture investments and business acquisitions as detailed below.

In connection with its investment in Miami Air, the Company caused a standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air with its financing needs.  Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments made by the Company in respect to the letter of credit.  As of December 31, 2003, Miami Air had a $3.0 million letter of credit facility and $2.3 million of letters of credit outstanding that were supported by the Company’s $3.0 million standby letter of credit.  Following negotiations initiated during the fourth quarter of 2003, Miami Air replaced its outstanding letters of credit with restricted cash during the first quarter of 2004, eliminating the Company’s obligation on the outstanding letters of credit.  As of December 31, 2003, the Company has no liability recorded related to this standby letter of credit.

In connection with it’s the Company’s investment in TDS, the Company caused a standby letter of credit to be issued in favor of a creditor for TDS to assist TDS with its financing needs.  As of December 31, 2003, TDS had a $5.0 million credit facility supported by the Company’s $2.0 million standby letter of credit and standby letters of credit from other TDS investors.  As of December 31, 2003,

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

TDS had $1.3 million in borrowings outstanding against the facility.  As of December 31, 2003, the Company had a $200,000 liability recorded in the consolidated balance sheet, representing the estimated fair value of the standby letter of credit for TDS.

In connection with two of the Company’s consolidated 51% owned subsidiaries, the Company has guaranteed 100% of the working capital line of credit and other various operational guarantees of each of these affiliates.  As of December 31, 2003, the maximum amount of these guarantees was $4.3 million with $942,000 drawn and $2.7 million of letters of credit and customs bonds outstanding against the facility.

In connection with its acquisition of MIF in April 2003, the Company is contingently liable for a two-year earnout payment of up to $8.0 million in cash if certain post-acquisition performance criteria are achieved.  In connection with the acquisition of the Company’s operating subsidiary in Thailand, the Company is also contingently liable for earnout payments of up to $1.1 million in 2004 if certain post-acquisition performance criteria are achieved.  Contingent payments will be recorded at the time that the amounts of the payments are determinable by the Company.

Note 11 – Income taxes

Sources of pretax income (loss) are summarized as follows:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Domestic	$ 21,280	$ (10,543)	$ (90,125)
Foreign	17,236	25,659	24,114
Total	$ 38,516	$ 15,116	$ (66,011)

Provision (benefit) for income taxes includes the following:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Current income tax expense (benefit):
U.S. federal	$ 2,621	$ (4,460)	$ (18,592)
U.S. state	224	(532)	(3,826)
Foreign	7,314	9,509	7,479
	10,159	4,517	(14,939)

Deferred income tax expense (benefit):
U.S. federal	10,700	1,784	(9,924)
U.S. state	654	307	(904)
Foreign	(6,942)	(713)	(67)
	4,412	1,378	(10,895)
Total provision (benefit)	$ 14,571	$ 5,895	$ (25,834)

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Taxes on income were different than the amount computed by applying the statutory income tax rate.  Such differences are summarized as follows:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Tax computed at statutory rate	$ 13,481	$ 5,291	$ (23,104)
Increases (decreases) resulting from:
Foreign taxes	(7,560)	(184)	601
Valuation allowance	7,027	-	-
Other nondeductible items	599	658	559
State taxes on income, net of federal income tax effect	571	(146)	(3,075)
Other	453	276	(815)
Total provision (benefit)	$ 14,571	$ 5,895	$ (25,834)

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31, 2003		As of December 31, 2002
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Undistributed earnings of foreign subsidiaries and equity affiliates	$ -	$ (5,151)	$ -	$ (12,564)
Depreciation and amortization	-	(11,997)	-	(9,614)
Foreign tax credits and other federal credits	6,657	-	9,424	-
Foreign net operating losses	1,900	-	-	-
State net operating losses	5,127	-	5,327	-
Bad debts	2,339	-	3,094	-
Accrued liabilities	6,870	-	13,986	-
Other	4,705	-	1,879	(3,697)

Gross deferred tax assets (liabilities)	27,598	(17,148)	33,710	(25,875)
Less: valuation allowance	(7,027)	-	-	-
Net deferred tax assets (liabilities)	20,571	(17,148)	33,710	(25,875)

Reclassification, principally netting by tax jurisdiction	(6,237)	6,237	(22,155)	22,155
Net total deferred tax assets (liabilities)	14,334	(10,911)	11,555	(3,720)
Net current deferred tax assets	10,710	-	6,228	-
Net noncurrent deferred tax assets (liabilities)	$ 3,624	$ (10,911)	$ 5,327	$ (3,720)

Taxes on income include deferred income taxes on undistributed earnings (not considered permanently reinvested) of consolidated foreign subsidiaries, net of applicable foreign tax credits.  The Company does not provide for United States income taxes on certain specific foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  At December 31, 2003, cumulative earnings of consolidated foreign subsidiaries designated as permanently reinvested were approximately $28.0 million for which the related federal tax impact would approximate $5.9 million.

The Company also has generated excess foreign tax credits of approximately $6.3 million that expire in 2005, 2006 and 2007.  There was no valuation allowance established at December 31, 2003 for foreign tax credits, as management believes the foreign tax credits are more likely than not to be fully realized in the future based on current year utilization of foreign tax credits and management’s outlook for future utilization.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The Company has generated state and foreign net operating losses resulting in a deferred tax asset of approximately $7.0 million as of December 31, 2003.  These losses relate to various state and foreign jurisdictions and expire over a period of 3 to 18 years.  During 2003, the Company assessed the realization of its deferred tax assets related to these operating losses and concluded that the deferred tax assets should be fully reserved.  The Company considered its historical performance, forecasted taxable income and other factors in determining the sufficiency of its valuation allowance.  Objective factors, such as current year and previous year net operating loss utilization, were given substantially more weight than management’s outlook for future utilization.  Management believes the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards before their expiration.  However, until such time as a pattern of sufficient profitability in these jurisdictions for income tax purposes is established, the Company will not recognize tax benefits on net operating losses.

As a result of stock option exercises for the years ended December 31, 2003, 2002 and 2001 of non-qualified stock options to purchase an aggregate of 324,000, 72,000 and 528,000 shares of common stock, respectively, the Company is entitled to a federal income tax deduction of approximately $1.4 million, $539,000 and $7.8 million, respectively, with a related reduction in its tax obligations of approximately $474,000, $198,000 and $3.0 million, respectively.  Accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable.  Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company's ability to fully utilize such tax deductions.

The Company’s federal income tax returns from fiscal years 2000 to 2001 are currently subject to audit by the Internal Revenue Service.  Management believes the Company has filed such returns in accordance with applicable tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

Note 12 – Stockholders’ equity

Treasury stock

In August 2002, the Company’s Board of Directors authorized the repurchase and retirement of up to $15.0 million in value of its outstanding common stock.  As of December 31, 2002, the Company had repurchased and retired 920,200 shares for a total of $10.0 million under this authorization, which expired on December 8, 2002.  The Company did not repurchase any additional shares during 2003.

During 2003, 2002 and 2001, 54,000, 89,000 and 266,000 shares, respectively, were reissued to satisfy, or help offset increases in shares resulting from purchases under the Company’s Employee Stock Purchase Plan (Note 13), exercise of stock options (Note 13), payment of additional consideration for previous acquisitions (Note 3) and restricted stock awards.  As of December 31, 2003 and 2002, 983,000 and 1.0 million shares, respectively, were held in treasury.  The Company accounts for treasury stock using the cost method.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Restricted stock

In January 2000, the Company agreed to issue 45,000 shares of restricted common stock to an employee.  The Company recorded these shares as unearned compensation of $1.9 million at the date of the award based on the quoted fair market value of the shares at the time the award was granted.  This amount was amortized over the three-year vesting period of the award.  In November 2003, the Company agreed to issue 11,000 shares of restricted common stock to certain members of its Board of Directors.  The Company recorded these shares as unearned compensation of $185,000 at the date of the awards based on the quoted fair market value of the shares at the time the awards were granted.  This amount is being amortized over the twelve-month vesting period of the awards.

Preferred stock rights

On May 23, 2001, the Company’s Board of Directors declared a dividend of one right to purchase preferred stock (Right) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on June 4, 2001.  Each right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.001 per share, at a purchase price of $120 per fractional share, subject to adjustment.  The Rights generally will not become exercisable until ten days after a public announcement that a person or group has acquired 15% or more of the Company’s common stock (thereby becoming an “Acquiring Person”) or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the “Distribution Date”).  James R. Crane, Chairman of the Board and Chief Executive Officer of EGL, will not become an Acquiring Person unless and until he and his affiliates become the beneficial owner of 49% or more of the common stock.  Rights will be issued with all shares of the Company’s common stock issued from the record date to the Distribution Date. Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company’s common stock and will be transferable only with our common stock.  Generally, if any person or group becomes an Acquiring Person, each right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights’ then current exercise price, shares of the Company’s common stock having a market value of two times the exercise price of the Right.  If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction.  At any time until ten days after a public announcement that the rights have been triggered, the Company will generally be entitled to redeem the Rights for $.01 and to amend the rights in any manner other than to change the redemption price.  Certain subsequent amendments are also permitted.  The Rights expire on June 4, 2011.

Note 13 – Employee benefit and stock option plans

Defined contribution plan

The Company maintains the EGL, Inc. 401(k) Plan (the EGL Plan) pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year.  During the

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

years ended December 31, 2002 and 2001, the Company recorded charges of $1.0 million each year related to discretionary contributions to this plan.  No charges were recorded for the EGL Plan during the twelve months ended December 31, 2003.

Defined benefit plans

Certain of our international subsidiaries sponsor defined benefit pension plans covering certain full-time employees.  Benefits are based on the employee’s years of service and compensation.  The Company’s plans are funded in conformity with the funding requirements of applicable government regulations of the country in which the plans are located.  These foreign plans are not subject to the United States Employee Retirement Income Security Act of 1974.  Information for the Company’s defined benefit plans is provided below.

Benefit costs related to these plans consisted of the following:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Service cost	$ 1,370	$ 1,373	$ 1,010
Interest cost	1,237	1,054	908
Expected return on plan assets	(1,026)	(1,071)	(1,039)
Amortization of actuarial loss and prior service cost	308	71	-
Net benefit cost	$ 1,889	$ 1,427	$ 879

Changes in the projected benefit obligations were as follows:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Benefit obligation at January 1	$ 22,255	$ 17,283	$ 15,541
Service cost	1,370	1,373	1,010
Interest cost	1,237	1,054	908
Actuarial loss	3,682	354	319
Payments to participants	(494)	(596)	(408)
Plan amendments	16	-	-
Foreign exchange rate changes	3,089	2,179	(510)
Other	591	608	423
Benefit obligation at December 31	$ 31,746	$ 22,255	$ 17,283

Changes in benefit plan assets were as follows:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Fair value at January 1	$ 14,610	$ 13,746	$ 14,801
Actual return on plan assets	2,388	(2,051)	(1,865)
Contributions by employer	1,576	1,424	1,214
Payments to participants	(494)	(596)	(408)
Foreign exchange rate changes	1,954	1,479	(419)
Other	614	608	423
Fair value at December 31	$ 20,648	$ 14,610	$ 13,746

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Accumulated benefit obligations in excess of plan assets were as follows:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Balance at December 31	$ 11,098	$ 7,645	$ 3,537
Unrecognized net actuarial loss	(9,547)	(4,665)	(2,791)
Minimum pension liability adjustment	3,362	-	-
Accrued benefit cost	$ 4,913	$ 2,980	$ 746

Weighted average assumptions used included the following:

	Twelve Months Ended December 31,
	2003	2002	2001
Discount rate	5.5%	5.9%	6.1%
Long-term rate of compensation increase	4.4%	4.7%	4.8%
Long-term rate of return on funded plan assets	7.0%	7.2%	7.0%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $30.3 million, $23.7 million and $20.6 million, respectively, as of December 31, 2003 and $20.6 million, $16.1 million and $14.6 million, respectively, as of December 31, 2002.  The projected benefit obligation and accumulated benefit obligation for unfunded pension plans were $2.1 million and $1.9 million, respectively, as of December 31, 2003 and $1.7 million and $1.5 million, respectively, as of December 31, 2002.

Stock purchase plans

In 1999, the Company initiated an employee stock purchase plan in order to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company’s common stock through payroll deductions.  Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company’s employees to purchase common stock at 85% of quoted fair market value.  Under this plan, 550,000 shares are authorized for purchase.  During 2003, 2002 and 2001, 43,000, 85,000 and 70,000 shares of common stock were purchased under this plan at an average price of $12.52, $12.09 and $17.65 per share, respectively.

Stock option plans

The Company has six option plans whereby certain officers, directors, and employees may be granted options, appreciation rights or awards related to the Company’s common stock.  As of December 31, 2003, 7.6 million shares are authorized for issuance under the Company’s stock option plans.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Circle Stock Option Plans

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

EGL Director Plan

The Director Plan provides for automatic stock option grants to non-employee directors at the time they join the Board and annually thereafter.  These grants vest within one year from the date of grant and terminate ten years from date of grant.  The plan was authorized for a maximum of 400,000 shares.

Transaction Summary

A summary of stock option transactions for each of the three years ended December 31, 2003 is as follows:

	Options	Weighted-Average Option Price
	(in thousands)
Outstanding at January 1, 2001	6,037	$ 20.45
Granted	839	9.23
Exercised	(528)	6.55
Cancelled	(487)	23.09
Outstanding at December 31, 2001	5,861	20.05
Granted	539	11.80
Exercised	(72)	6.81
Cancelled	(627)	21.70
Outstanding at December 31, 2002	5,701	19.34
Granted	395	16.37
Exercised	(324)	12.67
Cancelled	(465)	18.88
Outstanding at December 31, 2003	5,307	$ 19.67

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Options vested at December 31, 2003, 2002 and 2001 totaled 3.8 million shares, 3.5 million shares and 2.8 million shares, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Outstanding			Exercisable
Range of exercise prices	Options	Average remaining life in years	Weighted average price	Options	Weighted average price
	(in thousands, except option price and average remaining life)
$ 8.09 - $10.79	864	5.00	$ 9.64	284	$ 9.25
$12.09 - $17.39	671	4.53	16.02	373	16.26
$18.24 - $26.75	3,402	2.58	21.73	2,848	21.61
$27.50 - $33.81	370	5.69	30.76	283	30.57
$ 8.09 - $33.81	5,307	3.25	$ 19.67	3,788	$ 20.82

As discussed in Note 1, the Company applies the intrinsic value method to account for its stock option plans.  No compensation cost has been recognized for these plans.  The weighted-average fair values of options granted during 2003, 2002 and 2001 were $5.47, $5.97 and $5.85, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with no assumed dividend yield and the following weighted average assumptions used for grants:

	Twelve Months Ended December 31,
	2003	2002	2001
Expected volatility	29.67%	51.09%	59.00%
Risk-free interest rate	2.88%	3.70%	4.40%
Expected life of option (years)	5.33	4.56	4.85

Note 14 - Earnings (loss) per share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted earnings per common share includes potential dilution that could occur if stock options were exercised or convertible debt was exchanged for common stock.  Stock options and shares issuable upon conversion of the convertible notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented.

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share:

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Weighted average common shares outstanding - used in basic earnings per common share	47,204	47,610	47,558
Net dilutive potential common shares issuable on exercise of options	277	201	-
Weighted average common shares and dilutive potential common shares used in diluted earnings per common share	47,481	47,811	47,558

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Net dilutive potential common shares issuable:
On exercise of options - exercise price greater than average market value during period or shares anti-dilutive due to net loss	4,167	4,471	5,715
On conversion of convertible senior notes	5,736	5,736	377

Note 15 – Jet fuel swap agreement

In conjunction with its aircraft charter agreements, the Company was obligated to pay current market prices for jet fuel.  In November 2002, the Company entered into a one year jet fuel swap agreement to hedge the Company’s exposure to volatility in market prices for jet fuel.  On a monthly basis, the Company paid a fixed rate of approximately $0.68 per gallon for 400,000 gallons of jet fuel and received a payment equal to the monthly average commodity price for the same amount of jet fuel.

The Company originally designated this swap as a cash flow hedge under the provisions SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  Due to changes in the market prices of jet fuel and the associated volatility during the first quarter of 2003, the swap agreement was ineffective both for the three months ended March 31, 2003 and on a prospective basis, and no longer qualified for cash flow hedge accounting.  Changes in the fair value of the swap agreement after March 2003 were recognized in earnings.  The fair value of the jet fuel swap agreement was approximately $421,000 at December 31, 2002.  During the year ended December 31, 2003, the Company recorded approximately $681,000 in nonoperating income for associated realized gains.  The swap agreement expired in November 2003.  The Company had no aircraft charter agreements in place as of December 31, 2003.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 16 – Nonoperating expense, net

Nonoperating expense, net, consists of the following:

	Twelve Months Ended December 31,
	2003	2002	2001
	(in thousands)
Interest income	$ (2,390)	$ (2,130)	$ (2,651)
Interest expense	7,322	9,207	10,543
Losses from unconsolidated affiliates, net	1,533	6,167	3,145
Reserve accrual (reversal) for exposures on guarantees for unconsolidated affiliate	(1,300)	1,300	-
Rental income	(120)	(63)	(492)
(Gains) losses on sales of securities	(1)	54	(2,303)
Minority interests	1,248	1,006	1,161
Foreign exchange (gains) losses, net	1,475	(366)	(55)
Other	(1,518)	(619)	(906)
Total	$ 6,249	$ 14,556	$ 8,442

The Company held in a trust, equity securities of Equant N.V., an international data network service provider.  These shares became marketable in the second quarter of 2001 and a gain of $2.3 million was recognized.  The shares were then exchanged for payment of a portion of the Company’s liability with its international data network service provider.

Note 17 – EEOC legal settlement

In December 1997, the U.S. Equal Employment Opportunity Commission (“EEOC”) issued a Commissioner’s Charge pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended (“Title VII”). In the Commissioner’s Charge, the EEOC charged the Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963, resulting from (1) engaging in unlawful discriminatory hiring, recruiting and promotion practices and maintaining a hostile work environment, based on one or more of race, national origin, age and gender, (2) failures to investigate, (3) failures to maintain proper records and (4) failures to file accurate reports.  The Commissioner’s Charge states that the persons aggrieved include all Blacks, Hispanics, Asians and females who are, have been or might be affected by the alleged unlawful practices.

On May 12, 2000, four individuals filed suit against the Company alleging gender, race and national origin discrimination, as well as sexual harassment.  This lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, Pennsylvania.  The EEOC was not initially a party to the Philadelphia litigation.  In July 2000, four additional individual plaintiffs were allowed to join the Philadelphia litigation.  The Company filed an Answer in the Philadelphia case and extensive discovery was conducted.  The individual plaintiffs sought to certify a class of approximately 1,000 of the Company’s current and former employees and applicants.  The plaintiff’s initial motion for class certification was denied in November 2000.

On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation, which was granted by the Court in Philadelphia on January 31, 2001.  In addition, the Philadelphia Court also granted the Company’s motion that the case be transferred to the United States District Court for the Southern District of Texas -- Houston Division where the Company had previously initiated litigation against the EEOC due to what the Company believed to have been inappropriate practices by the EEOC

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

in the issuance of the Commissioner’s Charge and in the subsequent investigation.  Subsequent to the settlement of the EEOC action described below, the claims of one of the eight named plaintiffs were ordered to binding arbitration at the Company’s request.  The Company recognized a charge of $7.5 million in the fourth quarter of 2000 as an estimated cost of defending and settling the asserted claims.

On October 2, 2001, the Company and the EEOC announced the filing of a Consent Decree settlement. This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge mentioned above.  Under the Consent Decree, the Company agreed to pay $8.5 million into a fund that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program.  The Program will provide training and educational opportunities for women and minorities already employed by the Company and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, the Company has not made any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.  During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the fund and $500,000 to the Leadership Development Program described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.  In 2003, the Company reversed $1.4 million of the accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and payroll taxes the Company will not be required to pay.

The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  The Company made an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree was approved and was required to fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th and October 5th) immediately after the effective date of the Consent Decree.  The Leadership Development Fund was funded fully at the time of the first quarterly payment as discussed above.  As of December 31, 2003, the Company had also fully funded the $8.5 million Class Fund. This amount is included as restricted cash in the accompanying consolidated balance sheet.  In the event that any portion of the Class Fund, including accrued interest, has not been distributed as required by the Consent Decree after a period of three hundred (300) days has elapsed from the date on which the settlement checks were mailed, then such remaining amounts from the Class Fund shall be paid, subject to such further orders as the court may deem appropriate, to the Leadership Development Fund.  Total related accrued liabilities included in the accompanying consolidated balance sheet at December 31, 2003 were $10.2 million.

Of the eight named plaintiffs who filed suit against the Company in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against the Company.  The claims of one of the named plaintiffs have been dismissed by the court.  The remaining six individuals who were named Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree.  The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

qualify.  Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC.  To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend itself against their allegations. The Company currently expects to prevail in its defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on the Company’s financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in the Company’s working capital and liquidity and recognition of a loss in the Company’s consolidated statement of operations.

Note 18 – Commitments and contingencies

Leases

The Company has a number of operating lease agreements, principally for freight operation facilities and office space.  These leases are non-cancelable and expire on various dates through 2025.  The following is a summary of future minimum payment obligations under non-cancelable leases with remaining lease terms in excess of one year as of December 31, 2003:

	Capital Leases	Operating Leases
	(in thousands)
2004	$ 865	$ 74,567
2005	840	60,325
2006	460	46,450
2007	276	38,507
2008 and thereafter	70	193,459
Total future minimum lease payments	2,511	$ 413,308
Less – amounts representing interest	(244)
Present value of net minimum lease payments	2,267
Less – current obligations	(597)
Noncurrent obligations	$ 1,670

Included in the above summary of minimum future lease payment obligations are leases on freight operations facilities and office space.  The obligations related to approximately 29 of these facilities has been accrued in the Company’s merger restructuring and integration reserve as of December 31, 2003. As of December 31, 2003, 19 of these leases with an aggregate remaining lease liability of $27.4 million have been subleased to third parties with aggregate future sublease payments due to the Company under these agreements of $16.0 million.

Rent expense for operating leases was $77.5 million, $68.2 million and $63.4 million for the years ended December 31, 2003, 2002 and 2001, respectively, which is net of sublease income of $3.6 million, $3.8 million and $1.2 million, respectively.

Agreements with charter airlines

The Company leases cargo aircraft from time to time for utilization in its domestic and international heavy-cargo, overnight air network based on seasonality, freight volumes and other factors.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

These charter airline agreements are cancelable with a 30-day notice; therefore, as of December 31, 2003, the Company was not obligated under any long-term lease agreements.  Total lease expense for these aircraft recognized by the Company in its statement of operations for 2003, 2002 and 2001 approximated $4.5 million, $12.8 million and $58.7 million, respectively.

Litigation

In July 2002, Kitty Hawk, Inc., a provider of air transportation services, filed a demand for binding arbitration against the Company with the American Arbitration Association to resolve its claim for freight transportation services rendered to the Company.  In response, the Company asserted certain counterclaims.  In July 2002, the Company recorded a liability of $1.5 million for its obligation for freight services provided by Kitty Hawk.  Arbitration hearings were held during June 2003 and the parties submitted their final post-hearing briefs.  In August 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk $3.8 million.  In September 2003, the Company filed a motion to modify and correct the award, which was denied by the arbitrators.  The Company paid Kitty Hawk $2.0 million in 2003 and will pay Kitty Hawk $1.8 million in quarterly payments through December 2004.  In September 2003, the Company increased its liability by $2.3 million to the amount awarded to Kitty Hawk in arbitration. This charge is included in cost of transportation in the consolidated statement of operations.

In addition to the EEOC matter (see Note 17) and the Kitty Hawk matter, the Company is party to routine litigation incidental to its business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company’s insurance carriers.  The Company has established accruals for these other matters and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  However, a substantial settlement payment or judgment in excess of the Company’s accruals could have a material adverse effect on its consolidated results of operations or cash flows.

Note 19 – Off balance sheet financing

Synthetic lease agreements

Entering 2002, EGL was the lessee in two synthetic lease agreements with special purpose entities. Both of these lease agreements were terminated during 2002 as a result of the expiration of the original lease terms as further discussed below.

In November 2002, the Company’s $20 million master operating synthetic lease agreement expired. This lease facility financed the acquisition, construction and development of five terminal and warehouse facilities throughout the United States.  Upon termination of this agreement, the Company purchased the five properties leased under this agreement for $14.1 million which was the amount of the outstanding lease balance at the time of termination.  Three of these terminal facilities were then sold and leased back from an unrelated party in the fourth quarter of 2002 and the fourth facility was sold and leased back in May 2003 as discussed below.  The remaining terminal facility, with a book value of approximately $3.4 million, was retained by the Company and is leased to an unrelated party under a lease to purchase agreement that requires the lessor to purchase the property by October 2005.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

In December 2002, the Company was required to pay the lease balance and related interest of $15.5 million under a second synthetic lease agreement entered into during 1998 by Circle.  This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York. The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease.  As of December 31, 2003 and 2002, the carrying value of the land and property is included in property and equipment in the consolidated balance sheets and the building is being depreciated over its useful life.

As a result of the above two lease expirations, the Company is no longer a party to any lease agreements with special purpose entities as of December 31, 2003 or 2002.

Sale – leaseback agreements

In May 2003, the Company sold its terminal and warehouse facility located in Connecticut to an unrelated party for $1.2 million, net of related closing costs.  One of the Company’s subsidiaries then leased this property for a term of 11 years, with options to extend the initial term for up to 20 years.  Under the terms of the lease agreement, the monthly lease payments average approximately $12,000 for this facility.  This facility was constructed under our master operating synthetic lease agreement, which became due in November 2002.  The net book value of this facility was $1.2 million.  As a result, a loss of $37,000 on the sale of the property was recognized in 2003 and is included in nonoperating expense in the consolidated statement of operations.

In the fourth quarter of 2002, the Company completed transactions to sell three of its terminal and warehouse facilities located in Grapevine, Texas, Austin, Texas and South Bend, Indiana to an unrelated party for $14.1 million, net of related closing costs.  One of the Company’s subsidiaries then leased these properties for a term of 11 years, with options to extend the initial term for up to 20 years.  Under the terms of the lease agreements, the monthly lease payments average approximately $141,000 in total for these facilities.  These facilities were constructed under our master operating synthetic lease agreement, which became due in November 2002.  The sale-leaseback transactions were completed in conjunction with paying the master operating synthetic lease balance for two of the facilities.  The third facility was completed in December 2002.  The lease payment for these facilities and related closing costs was $10.5 million resulting in a gain of $3.6 million on the sale of the properties.  The gain was deferred and is being recognized over the term of the lease agreements.

In December 2002, EGL entered into agreements to sell land in Miami, Florida and Toronto, Canada to developers who will build-to-suit terminal warehouse facilities and lease them back to the Company upon completion of the facilities.  The purchase price of the Miami land was $9.8 million, which equaled its carrying value.  The Miami land was originally purchased by the Company from James R. Crane, Chairman and Chief Executive Officer of EGL (see Note 20).  The purchase price of the Toronto land was $4.8 million and the carrying value was $4.4 million resulting in a gain of $358,000, which was deferred and is being recognized over the term of the lease agreement.  In the third quarter of 2002, the Company recorded an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for the proposed Toronto building.  The Miami facility was completed in November 2003.  The terms of the Miami lease agreement include average monthly lease payments of $196,000 for 125 months with options to extend the initial term for up to an additional 120 months.  The Toronto facility was completed in March 2004.  The terms of the Toronto lease agreement include average monthly lease payments of approximately $110,000 for 185 months with options to extend the initial term for up to an additional 120 months.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

On March 31, 2002, the Company entered into a transaction whereby the Company sold its San Antonio, Texas property with a net book value of $2.5 million to an unrelated party for $2.5 million, net of closing costs.  One of the Company’s subsidiaries subsequently leased the property for a term of 10 years, with options to extend the initial term for up to 23 years.  Under the terms of the lease agreement, the quarterly lease payment is approximately $85,000, which amount is subject to escalation after the first year based on increases in the Consumer Price Index.  A loss of $42,000 on the sale of this property was recognized in the first quarter of 2002.

On December 31, 2001, the Company terminated an operating lease agreement relating to its corporate headquarters facility in Houston, Texas and purchased the property covered by this agreement for $8.1 million.  In connection with the termination of the lease agreement and the purchase of the property, the Company entered into a transaction whereby it sold this property and certain other properties in Houston and Denver owned by the Company with a net book value of $17.2 million to an unrelated party for $18.6 million, net of closing costs of $771,000.  Mr. Crane also conveyed his ownership in a building adjacent to the Houston facility directly to the buyer and received $5.8 million in proceeds.  Mr. Crane’s investment in the building was approximately $5.8 million.  One of the Company’s subsidiaries then leased these properties for a term of 16 years, with options to extend the initial term for up to 15 years.  Under the terms of the new lease agreement, the quarterly lease payment is approximately $865,000, which amount is subject to escalation after the first two years based on increases in the Consumer Price Index.  A gain of $641,000 on the sale of the properties was deferred and is being recognized over the term of the lease agreement.  The future lease payments for each of these transactions are included in the table of future minimum lease payments in Note 18.

Note 20 – Related party transactions

Investment in Miami Air International, Inc.

In connection with the Miami Air investment (see Note 8), Miami Air and the Company entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term.  There were previously four aircraft subject to the aircraft charter agreement.  During 2002 and 2001, the Company paid Miami Air approximately $6.1 million and $11.8 million, respectively, under the aircraft charter agreement for use of 727 cargo airplanes under an aircraft, crew, maintenance and insurance, or ACMI arrangement.  The payments were based on market rates in effect at the time the lease was entered into.  In late February 2002, EGL and Miami Air mutually agreed to ground one of these aircraft because of the need for maintenance on that plane.  In May 2002, the Company and Miami Air mutually agreed to cancel the aircraft charter agreement for the three planes and paid $450,000 for services rendered in May 2002 and aircraft repositioning costs.  There were no amounts due to Miami Air at December 31, 2003.

Miami Air, each of the private investors and the continuing Miami Air stockholders also entered into a stockholders agreement under which Mr. Crane and Frank J. Hevrdejs (a director of the Company) are obligated to purchase up to approximately $1.7 million and $500,000, respectively, worth of Miami Air’s Series A preferred stock upon demand by the board of directors of Miami Air.  The Company and Mr. Crane both have the right to appoint one member of Miami Air’s Board of Directors.  Additionally, the other private investors in the stock purchase transaction, including Mr. Hevrdejs, collectively have the right to appoint one member of Miami Air’s Board of Directors.  As of December 31, 2003, directors appointed to Miami Air’s Board include a designee of Mr. Crane, Mr. Elijio Serrano, the Company’s Chief Financial Officer, and three other unrelated parties.  The Series A preferred stock was issued in December 2002, when the investors were called upon by the Board of Directors of Miami Air to purchase

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

their preferred shares.  The Series A preferred stock (1) is not convertible, (2) has a 15.0% annual dividend rate, and (3) is subject to mandatory redemption in July 2006 or upon the prior occurrence of specified events.  The original charter transactions between Miami Air and the Company were negotiated with Miami Air’s management at arms length at the time of the Company’s original investment in Miami Air.  Miami Air’s pre-transaction Chief Executive Officer has remained in that position and as a director following the transaction and together with other original Miami Air investors, remained as substantial shareholders of Miami Air.  Other private investors in Miami Air have participated with the Company’s directors in other business transactions unrelated to Miami Air.

The Company caused a $7.0 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air in financing the conversion of its aircraft.  This letter of credit was reduced to $3.0 million in January 2003 (see Note 10).

Miami land purchase

The Company’s operations in Miami, Florida were located in three different facilities.  In order to increase operational efficiencies, the Company acquired land to be used as the site for a new facility to consolidate its Miami operations.  The land was acquired in August 2002 from a related party entity controlled by Mr. Crane for $9.8 million in cash, including the Company’s acquisition costs of $131,000.  This parcel of land had been previously identified by EGL as the most advantageous property on which to consolidate its Miami operations.  EGL entered into negotiations on the land and reached agreement with the seller on terms.  However, given the downturn in the economy and the Company’s weakening financial condition at that point in time, EGL elected to delay purchasing this property until its financial condition improved.  On July 10, 2001, Mr. Crane purchased the land in anticipation of reselling the land to EGL.  The Company’s Audit Committee, consisting of five independent directors, engaged in an analysis and discussion regarding whether it was in the best interest of the Company to enter into a purchase agreement to purchase this particular tract of land from Mr. Crane.  The Audit Committee analysis included, but was not limited to, obtaining an independent appraisal of the land, reviewing a comparative properties analysis performed by an outside independent real estate company and performing a cost benefit analysis for several different alternatives.  Based upon the data obtained from the analysis, the Audit Committee determined the best alternative for the Company, in its opinion, was for the Company to purchase the property from Mr. Crane.  The Audit Committee then made a recommendation to the Company’s Board of Directors, which includes six independent directors, to purchase this land at Mr. Crane’s purchase price plus carrying costs, which was lower than the current market value.  In August 2002, the purchase was approved unanimously by the Company’s Board of Directors, with Mr. Crane abstaining from the vote.  Construction of the new Miami facility was completed in November 2003 and the Company is consolidating its Miami operations at the new facility.

Source One Spares

Mr. Crane is a director and significant shareholder of Source One Spares, Inc. (“Source One”), a company specializing in the “just in time” delivery of overhauled components to commercial aircraft operators.  In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas and London, England to a customer pursuant to a five-year sublease, which terminated in 2002.  Following termination of the sublease, the Company subleased the warehouse to the customer on a month to month basis.  Rental income was approximately $95,000, $30,000 and $105,000 for the years ended December 31, 2003, 2002 and 2001, respectively.  In addition, the Company billed this customer approximately $7,000, $133,000 and $511,000 for freight forwarding services during the years ended December 31, 2003, 2002 and 2001, respectively.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Aircraft usage payments

In conjunction with its business activities, the Company periodically utilizes aircraft owned by entities that are controlled by Mr. Crane.  The Company is charged for actual usage of the aircraft on an hourly basis at market rates and is billed on a periodic basis.  During the years ended December 31, 2003 and 2002, the Company reimbursed Mr. Crane $621,000 and $1.2 million, respectively, for actual hourly usage of the aircraft.  During the period August 1, 2001 through December 31, 2001, the Company reimbursed Mr. Crane approximately $49,000 for hourly usage of the aircraft.  Prior to August 1, 2001, the Company reimbursed Mr. Crane for his $112,000 monthly lease obligation on this aircraft and the Company billed Mr. Crane for any use of this aircraft unrelated to the Company’s business on an hourly basis.  During the period from January 1, 2001 through July 31, 2001, the Company reimbursed Mr. Crane $800,000 in lease payments and related costs of the aircraft.

Houston property

In connection with a sale-leaseback agreement entered into by the Company in 2001, Mr. Crane conveyed his ownership in a building adjacent to the Houston facility directly to an unrelated buyer.  The Company then leased the property directly from the buyer.  See Note 19 for further discussion.

EGL subsidiaries in Spain and Portugal

In April 1999, Circle sold a 49% interest in its two previously wholly-owned subsidiaries in Spain and Portugal for $1.3 million to Peter Gibert.  Mr. Gibert currently serves as the managing director of both subsidiaries and was one of EGL’s directors in 2000 and 2001 and resigned from the Board of Directors in May 2002.  The purchase price was paid one-third at closing, with the balance due in equal installments in October 2000 and April 2002 and interest accruing on the unpaid balance at 6%.  Under the terms of the sale agreement, Mr. Gibert has the option to require the Company to purchase this interest at the fair value of these entities at the time the option is exercised and the Company has the option to repurchase these interests after December 31, 2005.  The Company has deferred the recognition of the gain of this transaction of $866,000 and has recorded this amount in minority interest.

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

Upon returning to Circle as Interim Chief Executive Officer in May 2000, Mr. Gibert agreed to suspend the term of the consulting agreement from May 2000 to November 2000 while he served as Interim Chief Executive Officer of Circle.  The original term of the consulting agreement was later extended until May 31, 2004.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

Note 21 – Geographic and services information

The Company operates in one segment and is organized functionally in geographic divisions. Accordingly, management focuses its attention on revenues, net revenues, income from operations and identifiable assets associated with each of these geographical divisions when evaluating effectiveness of geographic management.

	North America	South America	Europe & Middle East	Asia & South Pacific	Eliminations	Consolidated
(in thousands)
Year ended December 31, 2003:
Total revenues	$ 1,131,144	$ 101,226	$ 460,547	$ 524,377	$ (45,562)	$ 2,171,732
Transfers between divisions	(13,676)	(5,589)	(13,570)	(12,727)	45,562	-
Revenues from customers	$ 1,117,468	$ 95,637	$ 446,977	$ 511,650	$ -	$ 2,171,732
Total net revenues	$ 468,139	$ 15,791	$ 156,859	$ 94,463	$ -	$ 735,252
Intercompany (profits) losses	11,302	(4,043)	(6,749)	(510)	-	-
Net revenues	$ 479,441	$ 11,748	$ 150,110	$ 93,953	$ -	$ 735,252
Income (loss) from operations	$ 29,855	$ (2,476)	$ 175	$ 17,211		$ 44,765
Identifiable assets	$ 557,940	$ 28,534	$ 195,771	$ 161,993		$ 944,238

Year ended December 31, 2002:
Total revenues	$ 1,053,663	$ 69,527	$ 356,960	$ 436,157	$ (46,974)	$ 1,869,333
Transfers between divisions	(15,403)	(5,247)	(12,997)	(13,327)	46,974	-
Revenues from customers	$ 1,038,260	$ 64,280	$ 343,963	$ 422,830	$ -	$ 1,869,333
Total net revenues	$ 446,917	$ 14,499	$ 123,229	$ 87,487	$ -	$ 672,132
Intercompany (profits) losses	10,324	(3,489)	(6,405)	(430)	-	-
Net revenues	$ 457,241	$ 11,010	$ 116,824	$ 87,057	$ -	$ 672,132
Income (loss) from operations	$ 17,572	$ (3,529)	$ (3,230)	$ 18,859		$ 29,672
Identifiable assets	$ 533,424	$ 18,024	$ 154,426	$ 139,844		$ 845,718

Year ended December 31, 2001:
Total revenues	$ 1,112,946	$ 63,939	$ 335,366	$ 396,647	$ (48,149)	$ 1,860,749
Transfers between divisions	(16,195)	(5,422)	(15,205)	(11,327)	48,149	-
Revenues from customers	$ 1,096,751	$ 58,517	$ 320,161	$ 385,320	$ -	$ 1,860,749
Total net revenues	$ 431,414	$ 13,392	$ 113,669	$ 85,708	$ -	$ 644,183
Intercompany (profits) losses	7,905	(4,699)	(8,252)	5,046	-	-
Net revenues	$ 439,319	$ 8,693	$ 105,417	$ 90,754	$ -	$ 644,183
Income (loss) from operations	$ (78,399)	$ (5,738)	$ 1,697	$ 24,871		$ (57,569)

Revenues from transfers between divisions represents approximate amounts that would be charged if the services were provided by an unaffiliated company.  Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues.  Net revenues by division for the years ended December 31, 2002 and 2001 have been restated from previously reported amounts to exclude intercompany profits and losses.  These reclassifications had no impact on consolidated net revenues.

The Company is domiciled in the U.S. and had revenues from external customers in the U.S. of $1,014 million, $947 million and $1,007 million for the years ended December 31, 2003, 2002 and 2001, respectively.  The U.S. had long lived assets of $194 million and $171 million as of December 31,  2003 and 2002, respectively.

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

The Company charges its subsidiaries and affiliates for management and overhead services rendered in the United States on a cost recovery basis.

The following tables show revenues and net revenues attributable to the Company’s principle services:

	Twelve Months Ended December 31,
	2003	2002	2001
		(in thousands)
Revenues:
Air freight forwarding	$ 1,440,246	$ 1,283,610	$ 1,307,863
Ocean freight forwarding	298,143	216,602	195,040
Customs brokerage and other	433,343	369,121	357,846
Total	$ 2,171,732	$ 1,869,333	$ 1,860,749

Net revenues:
Air freight forwarding	$ 423,115	$ 405,989	$ 386,933
Ocean freight forwarding	65,078	58,135	58,912
Customs brokerage and other	247,059	208,008	198,338
Total	$ 735,252	$ 672,132	$ 644,183

Note 22 – Subsequent events

In February and March 2004, the Company’s Board of Directors authorized the repurchase of up to $65.0 million in value of our outstanding common stock.  From February 25 to March 3, 2004, the Company purchased approximately 936,000 shares of its outstanding common stock for approximately $15.0 million using available cash.  The Company intends to purchase up to an additional $50.0 million of EGL common stock during 2004, depending on market conditions and other factors.  The Company’s Restated Credit Facility was amended in February 2004 to consent to the share repurchase.

Note 23 – Quarterly financial information (unaudited)

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share)
Revenues	$ 483,650	$ 526,863	$ 539,275	$ 621,944
Net revenues	167,566	185,530	183,764 (1)	198,392
Operating income	4,638	12,211	11,333 (1)(2)	16,583 (3)
Income before provision for income taxes	4,496	10,402	8,936 (1)(2)	14,682 (3)(4)
Net income	2,795	6,467	5,556 (1)(2)	9,127 (3)(4)
Basic earnings per share	0.06	0.14	0.12	0.19
Diluted earnings per share	0.06	0.14	0.12	0.19

(1)

Includes a charge of $2.3 million for settlement of the claim by Kitty Hawk.  See Note 18.

(2)

Includes a credit of $589,000 for reversal of certain costs related to the settlement with the EEOC in which certain administrative costs were completed and actual costs were less than amounts accrued.  See Note 17.

(3)

Includes a credit of $826,000 for reversal of payroll taxes we will not be required to pay related to the settlement with the EEOC.  See Note 17.

(4)

Includes a credit of $1.3 million for reversal of an accrual for our exposure on the standby letter of credit related to our investment in Miami Air.  See Note 8.

#

EGL, Inc.

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands, except per share)
Revenues	$ 417,109	$ 454,919	$ 469,425	$ 527,880
Net revenues	154,120	163,155	171,320	183,537
Operating income	1,460	4,801	11,757 (1)	11,654
Income (loss) before provision (benefit) for income taxes	(6,770) (2)	1,537	9,422 (1)	10,927
Income (loss) before cumulative effect of change in accounting for negative goodwill	(4,130) (2)	938	5,747 (1)	6,666
Cumulative effect of change in accounting for negative goodwill	213	-	-	-
Net income (loss)	(3,917) (2)	938	5,747 (1)	6,666
Basic earnings (loss) per share before cumulative effect of change in accounting for negative goodwill	(0.09)	0.02	0.12	0.14
Cumulative effect of change in accounting for negative goodwill	0.01	-	-	-
Basic earnings (loss) per share	(0.08)	0.02	0.12	0.14
Diluted earnings (loss) per share before cumulative effect of change in accounting for negative goodwill	(0.09)	0.02	0.12	0.14
Cumulative effect of change in accounting for negative goodwill	0.01	-	-	-
Diluted earnings (loss) per share	(0.08)	0.02	0.12	0.14

(1)

Includes grant proceeds of $8.9 million received from the United States Department of Transportation under the Air Transportation Safety and System Stabilization Act and a $5.5 million charge to merger related restructuring and integration costs.  See Notes 2 and 4.

(2)

Includes an impairment charge of $6.7 million of our investment in Miami Air and a $1.3 million charge for accrual of our exposure on a standby letter of credit related to our investment in Miami Air.  See Note 8.

EGL, Inc.

Exhibit 10.29

MANAGEMENT RETENTION AGREEMENT

This Management Retention Agreement (the “Agreement”) is entered into this __ day of ____, 2003, between EGL, Inc., a Texas corporation (the “Corporation”) and ____________________ (the “Executive”).

Whereas, the Executive currently serves as ________________ of the Corporation; and

Whereas, the Corporation considers the establishment and maintenance of a sound and vital management team to be essential to protecting and enhancing the best interests of the Corporation and its stockholders; and

Whereas, the Board (as defined in Section 2) has determined that it is in the best interests of the Corporation and its stockholders to secure the Executive’s continued services and to ensure the Executive’s continued dedication and objectivity in the event of any Change in Control (as defined in Section 2) of the Corporation, without concern as to whether the Executive might be hindered or distracted by personal uncertainties and risks created by any such Change in Control, and to encourage the Executive’s full attention and dedication to the Corporation, the Board has authorized the Corporation to enter into this Agreement;

Now, therefore, for and in consideration of the premises and the mutual covenants and agreements herein contained, the Corporation and the Executive agree as follows:

1.

Operation of Agreement.

(a)

The “Effective Date” shall be the date during the “Effective Period” (as defined in Section 1(b)) on which a Change in Control occurs.  Anything in this Agreement to the contrary notwithstanding, if the Executive’s employment with the Corporation terminates prior to the date on which a Change of Control occurs, and Executive can reasonably demonstrate that the termination: (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change in Control, or (ii) was directly related to, arose in connection with or occurred in anticipation of, such Change in Control, then for all purposes of this Agreement, the “Effective Date” shall be the date immediately prior to the date of such termination.

(b)

The “Effective Period” shall be the period commencing on the date of this Agreement and ending on the second anniversary of such date; provided, however, that commencing on the date one year after the date of this Agreement, and on each annual anniversary of that date (such date and each subsequent anniversary thereof is referred to as the “Renewal Date”), the Effective Period will be automatically extended so as to terminate two years from such Renewal Date, unless at least 180 days prior to the Renewal Date the Corporation gives the Executive notice that the Effective Period will not be extended.  The Corporation may not, however, give such non-extension notice during any period of time when the Board has knowledge that any person has taken steps reasonably calculated to effect a Change in Control until, in the Board’s opinion, such person has abandoned or terminated its efforts to effect a Change in Control.

2.

Change in Control.

For purposes of this Agreement, a “Change in Control” means a change of control during the Effective Period of a nature that is required to be reported in response to Item 1 of the Current Report on Form 8-K, as in effect on the date of this Agreement, pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”); provided, however, that, without limitation, such a “Change in Control” shall be deemed to have occurred if:

(a)

any “person” (as defined in the Exchange Act)  becomes, directly or indirectly, a “beneficial owner” (as defined in Rule 13d-3 promulgated under the Exchange Act) of 35% or more of the combined voting power of the Corporation’s outstanding Voting Securities (as defined below); notwithstanding the foregoing, James R. Crane or his affiliates shall not qualify as part of a Change of Control unless and until James R. Crane, together with all affiliates, becomes the “beneficial owner” of 49% or more of the combined voting power of the Corporation’s Voting Securities; or

(b)

individuals who, as of the date of this Agreement, constitute the Board of Directors of the Corporation (the “Board” generally, and, as of the date of this Agreement, the “Incumbent Board”) cease for any reason to constitute at least a majority of the Board, provided that any person becoming a director after the date of this Agreement whose nomination for election by the Corporation’ stockholders was approved by the Incumbent Board will be, for purposes of this Agreement, considered as though such person was a member of the Incumbent Board; or

(c)

the Corporation disposes of all or substantially all of its assets pursuant to a merger, consolidation or other transaction (unless the holders of the Corporation’s Voting Securities immediately prior to the merger, consolidation or other transaction beneficially own, directly or indirectly, in substantially the same proportion as they owned the Corporation’s Voting Securities, all of the voting securities or other ownership interests of the entity or entities, if any, that succeed to the Corporation’s business); or

(d)

the Corporation is merged, consolidated or reorganized into or with, or sells all or substantially all of its assets to, another corporation or other entity, and immediately after the transaction less than 50% of the voting power of the then-outstanding securities of the corporation or other entity is held in the aggregate by holders of the Corporation’s Voting Securities immediately before the transaction.

For purposes of this Agreement, the term “Voting Securities” shall mean any shares of the Corporation’s capital stock or other securities that are generally entitled to vote in elections of directors.

3.

Duties Of the Company and the Executive.

(a)

The Corporation agrees to continue the Executive in its employ, and the Executive agrees to remain in the Corporation’s employ, for a period commencing on the Effective Date and 24 months thereafter (the “Employment Period”).

(b)

During the Employment Period:

(1)

the Executive’s position (including status, offices, titles and reporting relationships), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned at any time during the 90-day period immediately preceding the Effective Date; and

(2)

the Executive’s services will be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than fifty (50) miles from such location; provided, however, the Executive may consent to a relocation beyond the fifty (50) mile radius from such location during the Employment Period.

(c)

The Executive’s position, authority, duties and responsibilities shall be regarded as NOT commensurate if, upon a Change in Control:

(1)

the Corporation becomes a direct or indirect subsidiary of another unrelated corporation or corporations or becomes controlled, directly or indirectly, by one or more unincorporated entities (such other corporation or unincorporated entity owning or controlling, directly or indirectly, the greatest amount of equity (by vote) of the Corporation is referred to in this Agreement as the “parent company”); or

(2)

all or substantially all of the Corporation’s assets are acquired by another unrelated corporation or unincorporated entity or group of corporations or unincorporated entities owned or controlled, directly or indirectly, by another corporation or unincorporated entity (the other acquiring or controlling corporation or unincorporated entity is referred to in this Agreement as a “successor”), unless, in each case: (i) Section 8 of this Agreement is complied with, and (ii) the Executive has assumed a position with the parent company or successor, as the case may be, and the Executive’s position, authority, duties and responsibilities with the parent company or successor, as the case may be, are at least commensurate in all material respects with the most significant of those held, exercised and assigned with the Corporation at any time during the 90-day period immediately preceding the Effective Date; or

(d)

Excluding periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote such time, ability, skills and attention to the business of the Corporation as shall be reasonably necessary to perform the assigned duties and performance targets, shall perform the duties in a reasonable, timely and professional manner and shall comply with all applicable policies and rules of the Corporation.

4.

Compensation.

(a)

Base Salary.  During the Employment Period, the Executive will receive a base salary (“Base Salary”) at a monthly rate at least equal to the highest monthly base salary paid to the Executive by the Corporation during the twelve-month period immediately preceding the month in which the Effective Date occurs.  During the Employment Period, the Base Salary will be reviewed at least annually and will be increased or decreased from time to time at any time as will be consistent with increases or decreases in base salary awarded in the ordinary course of business to other key executives.

(b)

Annual Incentive Bonus. In addition to the Base Salary, the Executive will be eligible, for each of the Corporation’s fiscal years during the Employment Period, for an annual cash bonus (the “Annual Bonus”) based on the achievement of target levels of performance that have been pre-determined by the Corporation for each fiscal year.   The amount of the Annual Bonus shall be based on specific criteria set forth by the Compensation Committee of the Board ( the purpose of this provision is to provide added protection for the Corporation upon a Change of Control so that the Board, through its Compensation Committee, can more closely govern the criteria for the Executive’s bonus) and shall be awarded in amounts based on the Executive’s performance and in the discretion of the Corporation.

(c)

Incentive, Savings and Retirement Plans.  In addition to the Base Salary and Annual Bonus payable as provided above, the Executive will be entitled to participate, during the Employment Period, in all incentive, savings and retirement plans and programs applicable to other key executives (including, without limitation, the Corporation’s pension, deferred compensation, and stock option plans).

(d)

Welfare Benefit Plans.  During the Employment Period, the Executive and/or the Executive’s family, as the case may be, will be eligible for participation in and shall receive all benefits under each of the Corporation’s welfare benefit plans, including, without limitation, all medical, dental, disability, group life,  and accidental death insurance plans, in each case comparable to those in effect at any time during the 90-day period immediately preceding the Effective Date which would be most favorable to the Executive.

(e)

Vacation.  During the Employment Period, the Executive will be entitled to paid vacation in accordance with the most favorable policies of the Corporation as in effect at any time during the 90-day period immediately preceding the Effective Date.

5.

Termination of Executive’s Employment.

(a)

Death or Disability.  This Agreement shall terminate automatically upon the Executive’s death.  The Corporation may terminate this Agreement, after having established the Executive’s Disability (as defined below), by giving to the Executive written notice of its intention to terminate the Executive’s employment.  In such a case, the Executive’s employment with the Corporation shall terminate effective on the 180th day after receipt of such notice (the “Disability Effective Date”), provided that within 180 days after such receipt, the Executive shall not have returned to full-time performance of the Executive’s duties.  For purposes of this Agreement, “Disability” means disability which, after the expiration of more than 26 weeks after its commencement, is determined to be total and permanent by a physician selected by the Corporation or its insurers and acceptable to the Executive or the Executive’s legal representatives (such agreement not to be withheld unreasonably).

(b)

Cause.  The Corporation may terminate the Executive’s employment for “Cause.”  For purposes of this Agreement, “Cause” means:

(1)

the Executive’s willful and material breach of the terms of this Agreement;

(2)

the Executive’s commission of any felony or any crime involving moral turpitude;

(3)

gross dereliction by the Executive in connection with the performance of the Executive’s duties hereunder; or

(4)

the Executive’s violation of the Corporation’s policies and rules of behavior.

Notwithstanding anything to the contrary set forth in this Agreement, however, “Cause” will not exist, unless and until the Corporation has delivered to the Executive a copy of a resolution duly adopted by the Board (or to the extent applicable, the Incumbent Board) finding that in the good faith opinion of the Board, the Executive was guilty of the conduct set forth in this Section 5(b) and specifying the particulars in detail.

(c)

Good Reason.  The Executive may terminate employment with the Corporation for Good Reason for purposes of this Agreement, “Good Reason” means:

(1)

the assignment to the Executive of any duties inconsistent in any material respect with the Executive’s position (including status, offices, titles and reporting relationships), authority, duties or responsibilities as contemplated by Section 3 of this Agreement, or any other action by the Corporation which results in a diminution in such position, authority, duties or responsibilities, other than an insubstantial and inadvertent action which is remedied by the Corporation promptly after receipt of notice thereof given by the Executive;

(2)

any failure by the Corporation to comply with any of the provisions of Section 4 of this Agreement, other than an insubstantial and inadvertent failure which is remedied by the Corporation promptly after receipt of notice thereof given by the Executive;

(3)

the Corporation’s requiring the Executive to be based at any office or location other than as described in Section 3(a)(2), except for travel reasonably required in the performance of the Executive’s duties;

(4)

any purported termination by the Corporation of the Executive’s employment otherwise than as permitted by this Agreement, it being understood that any such purported termination will not be effective for any purpose of this Agreement; or

(5)

any failure by the Corporation to comply with and satisfy Section 8 of this Agreement.

(d)

Notice of Termination.  Any termination by the Corporation for Cause or by the Executive for Good Reason will be communicated by Notice of Termination to the other party, given in accordance with Section 9.  For purposes of this Agreement, Notice of Termination means written notice indicating the specific termination provision relied upon and providing the facts and circumstances claimed to provide a basis for termination of the Executive’s employment under the provision so indicated.

(e)

Date of Termination.  “Date of Termination” means (1) the effective date on which the Executive’s employment by the Corporation terminates as specified in a Notice of Termination by the Corporation or the Executive, as the case may be, or (2) if the Executive’s employment by the Corporation terminates by reason of death, the date of death of the Executive.  Notwithstanding the foregoing, if the Executive’s employment by the Corporation terminates for Disability, or other than for Cause, as the case may be, then such Date of Termination shall be no earlier than thirty (30) days following the date on which a Notice of Termination is received by the Executive.

6.

Obligations of the Corporation upon Termination of Executive’s Employment.

(a)

Death.  If the Executive’s employment terminates by reason of the Executive’s death, the Corporation will have no further obligations to the Executive’s legal representatives under this Agreement, other than those obligations accrued hereunder at the date of the Executive’s death.  Notwithstanding the foregoing, the Executive’s family shall be entitled to receive benefits at least equal to the most favorable benefits provided by the Corporation to surviving families of key executives of the Corporation under such plans, programs and policies relating to family death benefits, if any, as in effect at any time during the 90-day period immediately preceding the Effective Date.

(b)

Disability.  If the Executive’s employment is terminated by reason of the Executive’s Disability, the Executive will be entitled after the Disability Effective Date to receive disability and other benefits at least equal to the most favorable of those provided by the Corporation to disabled employees and/or their families in accordance with such plans, programs and policies relating to disability, if any, as in effect at any time during the 90-day period immediately preceding the Effective Date.

(c)

Cause.  If the Executive’s employment is terminated for Cause, the Corporation shall pay to the Executive the Executive’s full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given and shall have no further obligations to the Executive under this Agreement.

(d)

Qualifying Termination.  If, during the Employment Period, the Executive’s employment is terminated either by the Corporation other than for Cause or Disability or by reason of the Executive’s death, or by the Executive for Good Reason within twenty-four (24) months of the date of a Change in Control (a “Qualifying Termination”), then the Corporation shall pay to the Executive within thirty (30) days following the Date of Termination (except as provided below), as compensation for services rendered to the Corporation:

(1)

A lump-sum cash payment equal to the sum of:

(i)

the Executive’s unpaid Base Salary through the Date of Termination (at the rate in effect on the Date of Termination);

(ii)

that portion of the target Annual Bonus determined by multiplying the target Annual Bonus by the fraction arrived at by dividing the number of full weeks worked by the Executive during the fiscal year in which his Date of termination occurred by fifty-two (52); and

(iii)

any unpaid vacation under the Corporation’s vacation policy in effect at the Date of termination.

(2)

A lump-sum cash payment equal to the sum of:

(i)

two (2) times the Executive’s highest annual rate of Base Salary in effect during the twelve month period prior to the Date of Termination; and

(ii)

two (2) times the average of the Executive’s Annual Bonus payments for the preceding  two fiscal years prior to the fiscal year in which the Executive’s employment has been terminated.

(3)

For a period ending the earliest of thirty-six (36) months following the Date of termination; the commencement date of equivalent benefits from a new employer; or the date on which the Executive reaches age sixty (60):

(i)

the Corporation will continue to keep in full force and effect (or otherwise provide) each plan and policy providing medical, accident, disability and life coverage with respect to the Executive and his dependents with the same level of coverage, upon the same terms and otherwise to the same extent as, each such plan and policy in effect immediately prior to the Date of Termination, and the Corporation and the Executive will share the costs of continuing each such coverage in the same proportion as such costs were shared immediately prior to the Date of Termination; and

(ii)

During any allowed period of carried over benefits, the Executive may convert the Executive’s coverage and his dependents’ coverage under any such plan or policy to individual policies or programs upon the same terms as employees of the Corporation may apply for such conversions.

(4)

For a period of twelve months following the Date of Termination, the Corporation will provide, at its expense, executive level outplacement assistance to the Executive by a nationally recognized outplacement firm acceptable to the Executive.

7.

No Duty to Mitigate.

In no event will the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under and of the provisions of this Agreement, nor will the amount of any payment under this Agreement be reduced, except as otherwise specifically provided herein, by any compensation earned by the Executive as a result of employment by another employer.

8.

Successors; Binding Agreement.

(a)

This Agreement shall not be terminated by any merger or consolidation of the Corporation whereby the Corporation is or is not the surviving or resulting corporation, or as a result of any transfer of all of substantially all of the assets of the Corporation. In the event of any such merger, consolidation or transfer of assets, the provisions of this Agreement shall be binding upon the surviving or resulting corporation or the person or entity to which such assets are transferred.

(b)

The Corporation agrees that concurrently with any merger, consolidation or transfer of assets referred to in Section 8(a) above, it will cause any successor or transferee unconditionally to assume, by written instrument delivered to the Executive, all of the obligations of the Corporation hereunder.

(c)

No rights or obligations of the Corporation under this Agreement may be assigned or transferred by the Corporation except that such rights or obligations may be assigned or transferred pursuant to a merger or consolidation in which the Corporation is not the continuing entity, or in connection with the sale, liquidation or disposition of all or substantially all of the assets of the Corporation, or in connection with the disposition of the business of the Corporation substantially as an entirety, provided that the assignee or transferee is the successor to all or substantially all of the assets of the Corporation and such assignee or transferee assumes all of the liabilities, obligations and duties of the Corporation under this Agreement.

(d)

This Agreement is personal to the Executive and, without the prior written consent of the Corporation, shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution.

9.

Miscellaneous.

(a)

Arbitration.  The Corporation and the Executive agree that in the event of any legal dispute between the parties concerning this Agreement or legal rights arising from or relating to the employment relationship between the Corporation and the Executive, the parties shall submit their dispute to binding arbitration.  This provision does not prohibit the Executive from filing a charge with a federal administrative agency.  Insured workers compensation claims (other than wrongful discharge claims) and claims for unemployment insurance are excluded from arbitration under this provision.  The arbitration will be conducted under the authority of the Federal Arbitration Act and will be conducted by the American Arbitration Association, or other mutually agreeable arbitration service.  The arbitrator(s) shall be duly licensed to practice law in the State of Texas.  All proceedings shall be conducted in Houston, Texas, or another mutually agreeable site.  The duty to arbitrate described above shall survive the termination of this Agreement.  The parties hereby waive trial in a court of law by jury. All other rights, remedies, time limitations and defenses applicable to claims asserted in a court of law shall apply in the arbitration.

(b)

Governing Law.  This Agreement shall be governed and construed in accordance with the laws of the State of Texas; provided, however, that federal law will control as to the arbitration clause set forth in Section 9(a) above.

(c)

Withholding.  The Corporation may withhold from any amount payable or benefit provided under this Agreement such Federal, state, local, foreign and other taxes as are required to be withheld pursuant to any applicable law or regulation.

(d)

Notice.  All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:

___________________

___________________

___________________

(__) ____-___________

Attn: _______________

If to the Corporation:

EGL, Inc.

15350 Vickery Drive

Houston, TX 77032

(281) 618-3100

Attn: Marta H. Johnson, Associate General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith.  Notice and communications shall be effective when actually received by the addressee.

(e)

The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

(f)

The Executive and the Corporation acknowledge that the employment of the Executive by the Corporation is “at will” and, prior to the Effective Date, may be terminated by either the Executive or the Corporation at any time.  Except as specified in Section 1(a) hereof, upon a termination of the Executive’s employment or upon the Executive ceasing to be an officer of the Corporation, in each case, prior to the Effective Date, there shall be no further rights under this Agreement.

IN WITNESS HEREOF, the parties agree to the foregoing terms and conditions on the date set forth above.

EXECUTIVE:

CORPORATION:

EGL, INC.

By:______________________

By: ____________________

Name:

Name:

Address:

Title:

Exhibit 12

EGL, INC. AND SUBSIDIARIES

RATIO OF EARNINGS TO FIXED CHARGES

(in thousands, except ratios)

	Year Ended December 31,
	2003	2002	2001	2000	1999
EARNINGS (LOSS):
Pretax income (loss)	38,516	15,116	(66,011)	12,441	84,020
Deduct:
Minority interest	1,248	1,006	1,161	1,654	920
Income (loss) from affiliates	(233)	(7,467)	(3,145)	1,599	3,922
Add:
Fixed charges	35,309	36,168	33,269	20,095	13,825
Amortization of capitalized interest	-	-	-	-	-
Distributed income of equity investees	-	-	-	-	-
Share of pre-tax losses of equity investees for which charges arising from guarantees are included in fixed charges	-	-	-	-	-
Subtract:
Interest capitalized	1,453	986	854	-	-
Preference security dividend	-	-	-	-	-
Minority interest in pretax income of subsidiaries that have incurred fixed charges	-	-	-	-	-
TOTAL EARNINGS (LOSS)	73,853	58,771	(29,290)	32,591	94,843

FIXED CHARGES:
Interest costs expensed	7,322	9,207	10,543	7,005	3,193
Interest costs capitalized	1,453	986	854	-	-
Amoritization of debt discount or premium	2,243	2,078	1,279	245	60
Debt guarantee of equity investees	(1,300)	1,300	-	-	-
Rental expense	77,549	67,790	61,778	38,536	31,717
Portion of rental expense as can be demonstrated to be representative of the interest factor	25,591	22,597	20,593	12,845	10,572

TOTAL FIXED CHARGES	35,309	36,168	33,269	20,095	13,825

RATIO	2.09	1.62		1.62	6.86

SHORT FALL FOR THE YEAR ENDED DECEMBER 31, 2001			62,559

Exhibit 21

SUBSIDIARIES

SUBSIDIARY	JURISDICTION OF ORGANIZATION
Circle International Group, Inc.	Delaware
Circle International Holdings, Inc.	Delaware
Circle International, Inc.	Delaware
Eagle Global Logistics do Brasil, Ltda.	Brazil
EGL (UK) Holding Company Limited	United Kingdom
EGL Asia-Pacific Holdings Company Pte. Ltd.	Singapore
EGL (Belgium) Holding Company, B.V.B.A.	Belgium
EGL Delaware Limited Liability Company	Delaware
EGL Eagle Global Logisitcs (M) Sdn. Bhd.	Malaysia
EGL Eagle Global Logisitcs (South Africa) (Pty) Ltd.	South Africa
EGL Eagle Global Logistica de Chile Ltda	Chile
EGL Eagle Global Logistics (Aust) Pty. Limited	Australia
EGL Eagle Global Logistics (Canada) Corp.	Canada
EGL Eagle Global Logistics (Espana) SL	Spain
EGL Eagle Global Logistics (Hong Kong) Limited	Hong Kong
EGL Eagle Global Logistics (Ireland) Ltd.	Ireland
EGL Eagle Global Logistics (Italy) SRL	Italy
EGL Eagle Global Logistics (New Zealand) Limited	New Zealand
EGL Eagle Global Logistics (S) Pte. Ltd.	Singapore
EGL Eagle Global Logistics (Taiwan) Co., Ltd.	Taiwan
EGL Eagle Global Logistics (Thailand) Ltd.	Thailand
EGL Eagle Global Logistics (UK) Limited	United Kingdom
EGL Eagle Global Logistics China Limited	Hong Kong
EGL Eagle Global Logistics Gmbh Germany	Germany
EGL Eagle Global Logistics Japan, Inc.	Japan
EGL Eagle Global Logistics Korea, Inc.	Korea
EGL Eagle Global Logistics, LP	Delaware
EGL Eagle Global Logistics Mexico, S.A. de C.V.	Mexico
EGL Management, LLC	Delaware
EGL Trade Services, Inc.	Delaware
Mory EGL SAS	France
EGL Eagle Global Logistics (Holland) BV	Netherlands
EGL Eagle Global Logistics (Belgium) NV	Belgium
EGL Eagle Global Logistics Philippines, Inc.	Philippines
EGL Eagle Global Logistics (U.A.E.) (L.L.C.)	UAE
Regga Holdings Ltd.	Bermuda
EGL International Services Limited	Ireland
EGL Luxembourg SARL	Luxembourg
Select Carrier Group LLC SCG, The Select Carrier Group	Delaware

Certain subsidiaries not in the aggregate constituting a significant subsidiary are omitted pursuant to Regulation S-K 601(21)(ii).

Exhibit 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-4452, 333-58393 and 333-61362), on Form S-4 (No. 333-42310) and on Form S-3 (No. 333-82750) of EGL, Inc. of our report dated March 15, 2004 relating to the financial statements which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 15, 2004

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:    March 15, 2004

/s/ James R. Crane

James R. Crane

Chairman and Chief Executive Officer

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

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

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

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:    March 15, 2004

/s/ Elijio V. Serrano

Elijio V. Serrano

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-Kof EGL, Inc. (the “Company”) for the annual period ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

March 15, 2004

By:    /s/  James R. Crane

James R. Crane

Chief Executive Officer

Date:

March 15, 2004

By:    /s/  Elijio V. Serrano

Elijio V. Serrano

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to EGL, Inc. and will be retained by EGL, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.