Form 10-Q
period 2004-03-31
EGL INC
filed 2004-05-10
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

or

[

]

Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___ to ___

Commission File Number 0-27288

EGL, INC.

(Exact name of registrant as specified in its charter)

Texas

76-0094895

____________________________________________________________________________________________

_______________________________________________________

(State or Other Jurisdiction of Incorporation or Organization)

(IRS Employer Identification No.)

15350 Vickery Drive, Houston, Texas 77032

(281) 618-3100

______________________________________________________________________________________________________________________________________________________________________________________

(Address of Principal Executive Offices, Including Registrant’s Zip Code, and Telephone Number, Including Area Code)

N/A

_________________________________________________________________________________________________________________________________________

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

YES   X      NO ____

At April 30, 2004 the number of shares outstanding of the registrant’s common stock was 45,131,880 (net of 982,908 treasury shares).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 90,220	$ 95,916
Restricted cash	14,212	13,567
Short-term investments and marketable securities	598	543
Trade receivables, net of allowance of $13,111 and $12,342	442,364	447,353
Other receivables	19,905	19,453
Deferred income taxes	9,887	10,710
Income tax receivable	875	2,349
Other current assets	28,512	24,363
Total current assets	606,573	614,254
Property and equipment, net	165,867	164,038
Investments in unconsolidated affiliates	39,677	38,957
Goodwill	96,496	96,209
Deferred income taxes	3,636	3,624
Other assets, net	26,450	27,156
Total assets	$ 938,699	$ 944,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 282,420	$ 268,354
Accrued salaries and related costs	42,299	41,470
Accrued restructuring, merger and integration costs	5,499	6,474
Current portion of long-term notes payable	19,755	13,017
Income taxes payable	507	269
Accrued selling, general and administrative expenses and other liabilities	61,209	55,034
Total current liabilities	411,689	384,618
Long-term notes payable	112,975	114,407
Deferred income taxes	10,726	10,911
Other noncurrent liabilities	12,904	12,906
Total liabilities	548,294	522,842
Minority interests	6,892	6,800
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 46,066 and 48,415 shares issued; 45,083 and 47,432 shares outstanding	46	48
Additional paid-in capital	115,298	153,051
Retained earnings	304,072	298,091
Accumulated other comprehensive loss	(18,955)	(19,601)
Unearned compensation	(111)	(156)
Treasury stock, 983 shares held	(16,837)	(16,837)
Total stockholders’ equity	383,513	414,596
Total liabilities and stockholders’ equity	$ 938,699	$ 944,238

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2004	2003
Revenues	$ 585,959	$ 483,650
Cost of transportation	385,586	316,084
Net revenues	200,373	167,566
Operating expenses:
Personnel costs	114,122	98,111
Other selling, general and administrative expenses	74,803	64,817
Operating income	11,448	4,638
Nonoperating expense, net	(972)	(142)
Income before provision for income taxes	10,476	4,496
Provision for income taxes	4,495	1,701
Net income	$ 5,981	$ 2,795

Basic earnings per share	$ 0.13	$ 0.06
Basic weighted-average common shares outstanding	46,894	47,066
Diluted earnings per share	$ 0.13	$ 0.06
Diluted weighted-average common shares outstanding	47,136	47,277

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 5,981	$ 2,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,278	7,729
Bad debt expense	2,212	1,753
Stock-based compensation expense	147	-
Impairment of assets	13	33
Deferred income tax expense	642	1,614
Tax benefit of stock options exercised	50	75
Equity in earnings of affiliates	(720)	(4)
Minority interests	185	263
Transfers to restricted cash	(639)	(7,182)
Other	(2)	(393)
Net effect of changes in working capital, net of assets acquired	19,743	(1,484)
Net cash provided by operating activities	35,890	5,199
Cash flows from investing activities:
Capital expenditures	(8,489)	(4,313)
Purchase of short-term investments	(55)	-
Proceeds from sales of other assets	206	324
Acquisitions of businesses, net of cash acquired	-	(1,733)
Net cash used in investing activities	(8,338)	(5,722)
Cash flows from financing activities:
Issuance of notes payable, net	6,818	321
Repayment of financed insurance premiums and software maintenance, net	(1,386)	(2,399)
Repayment of capital leases	(123)	-
Repurchases of common stock	(38,109)	-
Proceeds from exercise of stock options	202	598
Dividends paid to minority interest partners	(16)	-
Net cash used in financing activities	(32,614)	(1,480)
Effect of exchange rate changes on cash	(634)	(1,227)
Decrease in cash and cash equivalents	(5,696)	(3,230)
Cash and cash equivalents, beginning of the period	95,916	111,477
Cash and cash equivalents, end of the period	$ 90,220	$ 108,247

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Unearned compensation	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	48,415	$ 48	$ 153,051	$ 298,091	(983)	$ (16,837)	$ (19,601)	$ (156)	$ 414,596
Net income	-	-	-	5,981	-	-	-	-	5,981
Foreign currency translation adjustments	-	-	-	-	-	-	646	-	646
Repurchase and retirement of common stock	(2,369)	(2)	(38,107)	-	-	-	-	-	(38,109)
Exercise of stock options, including tax benefit	20	-	252	-	-	-	-	-	252
Stock-based compensation expense	-	-	102	-	-	-	-	45	147
Balance at March 31, 2004	46,066	$ 46	$ 115,298	$ 304,072	(983)	$ (16,837)	$ (18,955)	$ (111)	$ 383,513

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004.  Results of operations and cash flows for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

Note 1 - Organization, operations and summary of significant accounting policies

EGL is a global transportation, supply chain management and information services company operating in one business segment and dedicated to providing flexible logistics solutions on a price competitive basis.  The Company’s services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services.  The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents.  The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (see Note 11).

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include EGL and all of its wholly-owned subsidiaries and investments which the Company controls, through majority ownership or other variable interests.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method.  The Company has reclassified certain prior year amounts to conform with the current year presentation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates – which may result in the selection of estimates which could be viewed as conservative or aggressive by others.  Management uses its business and financial accounting judgment in selecting the most appropriate estimates; however, actual amounts could and will differ from those estimates.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation

At March 31, 2004, the Company has seven stock-based employee compensation plans under which stock-based awards have been granted.  The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The intrinsic value method used by the Company generally results in no compensation expense being recorded for stock option grants made by the Company because those grants are typically made with option exercise prices substantially equal to fair market value at the date of option grant.  The application of the alternative fair value method under SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee’s rights in the options vest.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income as reported	$ 5,981	$ 2,795
Add: Total stock-based compensation expense included in net income net of tax	94	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(900)	(1,431)
Pro forma net income	$ 5,175	$ 1,364
Earnings per share:
Basic-as reported	$ 0.13	$ 0.06
Basic-pro forma	0.11	0.03
Diluted-as reported	0.13	0.06
Diluted-pro forma	0.11	0.03

Comprehensive income (loss)

Components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$ 5,981	$ 2,795
Recognition in earnings of net deferred loss on swaps	-	2
Foreign currency translation adjustments	646	(39)
Comprehensive income	$ 6,627	$ 2,758

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (as amended, FIN 46R).  The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”).  This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The provisions of FIN 46R are effective for the Company as of December 31, 2003, with early adoption encouraged.  The Company and certain independent owner-operators lease vehicles from an affiliate of the Company, Ashton Leasing, Ltd. (Ashton).  The Company is a limited partner of Ashton and, prior to the adoption of FIN 46R, used the equity method to account for its investment in Ashton.  The Company adopted FIN 46R effective October 1, 2003 and consolidated Ashton, which did not have a material impact on the Company’s financial statements.

Note 2 - Derivative instruments

In April 2001, the Company entered into a two year interest rate swap agreement, which was designated as a cash flow hedge, to reduce its exposure to fluctuations in interest rates on $70 million of its LIBOR based revolving credit facility or any substitute debt agreements the Company enters into.  Accordingly, the change in the fair value of the swap agreement was initially recorded in other comprehensive income (loss).  In December 2001, the Company issued $100 million of 5% convertible subordinated notes due December 15, 2006.  The proceeds from these notes substantially retired the LIBOR based debt outstanding under the then-existing revolving credit agreement.  The interest rate on the convertible notes is fixed; therefore, the variability of the future interest payments has been eliminated.  The swap agreement no longer qualified for cash flow hedge accounting and was de-designated as of December 7, 2001.  The net loss on the swap agreement included in other comprehensive income (loss) as of December 7, 2001, was $2.0 million and was amortized to interest expense over the remaining life of the swap agreement.  Subsequent changes in the fair value of the swap agreement were recorded in interest expense.  During the three months ended March 31, 2003, the Company recorded $379,000 in net interest expense related to the interest rate swap agreement.

In conjunction with its aircraft charter agreements, the Company was obligated to pay current market prices for jet fuel.  During November 2002, the Company entered into a one year jet fuel swap agreement to hedge the Company’s exposure to volatility in market prices for jet fuel.  The Company originally designated this swap as a cash flow hedge.  Due to changes in the market prices of jet fuel and the associated volatility during the first quarter of 2003, the swap agreement was ineffective for the three months ended March 31, 2003, and on a prospective basis, and no longer qualified for cash flow hedge accounting.  The Company reclassified all previously deferred gains recorded as a component of accumulated other comprehensive loss as of March 31, 2003.  Changes in the fair value of the swap agreement after March 2003 were recognized in earnings.  During the three months ended March 31, 2003, the Company recorded $564,000 in nonoperating income for associated realized and unrealized gains.  The Company had no aircraft charter agreements in place as of March 31, 2004.

Note 3 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the three months ended March 31, 2004 and 2003.  Diluted earnings per share includes potential dilution that could occur if options to issue common stock were exercised or convertible debt was exchanged for common stock.  Stock options and shares related to the convertible notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share (in thousands):

	Three Months Ended March 31,
	2004	2003
Weighted average common shares outstanding - used in basic earnings per common share	46,894	47,066
Net dilutive potential common shares issuable on exercise of options	242	211
Weighted average common shares and dilutive potential common shares used in diluted earnings per common share	47,136	47,277

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2004	2003
Net dilutive potential common shares issuable:
On exercise of options - exercise price greater than average market value during period	3,928	4,421
On conversion of convertible senior notes	5,736	5,736

Note 4 - Merger transaction, restructuring and integration costs

The Company maintains an accrual for charges established under its fourth quarter 2000 plan (the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger.  The principal components of the Plan involved the termination of certain employees at the former Circle’s headquarters and various international locations, elimination of duplicate facilities in the United States and certain international locations, and the termination of selected joint venture and agency agreements.  With the exception of payments to be made for remaining future lease obligations, the terms of the Plan were substantially completed in 2001.  There were no charges incurred under the Plan in the three months ended March 31, 2004 or 2003.  The changes in the accrual during the three months ended March 31, 2004 and the remaining unpaid accrued charges as of December 31, 2003 and March 31, 2004 are as follows (in thousands):

	Accrued Liability at December 31, 2003	Payments/ Reductions	Foreign Currency Translation	Accrued Liability at March 31, 2004

Severance costs	$ 451	$ -	$ -	$ 451
Future lease obligations, net of subleasing	5,800	(1,007)	25	4,818
Termination of joint venture/agency agreements	223	-	7	230
	$ 6,474	$ (1,007)	$ 32	$ 5,499

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

Amounts recorded for future lease obligations under the Plan are net of approximately $17.8 million in anticipated future recoveries from actual sublease agreements and $11.7 million from expected sublease agreements as of

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

March 31, 2004.  Sublease income has been anticipated under the Plan only in locations where sublease agreements have been executed as of March 31, 2004 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2004 to 2025 and sublease agreements expire from 2004 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Note 5 - Notes payable

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

The notes are convertible at any time up to four trading days prior to maturity into shares of common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact the Company’s diluted earnings per share calculation in future periods by approximately 5.7 million shares.  As of March 31, 2004, the fair value of these notes was $115.9 million.

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

Credit agreements

Effective December 20, 2001, the Company amended and restated its existing credit facility which was amended most recently as of March 12, 2004 (Restated Credit Facility).  The Restated Credit Facility is with a syndicate of three financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on December 20, 2004.  The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

-

$100 million, or

-

an amount equal to:

-

up to 85% of the net amount of the Company’s billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of its wholly-owned domestic subsidiaries and its operating subsidiary in Canada, subject to some exceptions and limitations, plus

-

up to 85% of the net amount of the Company’s billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of its wholly-owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

-

up to 50% of the net amount of the Company’s unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of its wholly-owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

-

reserves from time to time established by the Bank in its reasonable credit judgment.

The aggregate of the last four sub-bullet points above is referred to as the Company’s eligible borrowing base.

The maximum amount that the Company can borrow at any particular time may be less than the amount of its revolving credit line because the Company is required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on the Company’s eligible borrowing base.  The required amount of borrowing availability is currently $25 million.  The amount of borrowing availability is determined by subtracting the following from the Company’s eligible borrowing base:  (a) the Company’s borrowings under the Restated Credit Facility and (b) the Company’s accounts payable and the accounts payable of all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

The Restated Credit Facility includes a $50 million letter of credit subfacility.  The Company had $30.8 million in letters of credit and standby letters of credit (see Note 6) outstanding and $4.8 million drawn as of March 31, 2004 under this facility.  The collateral value associated with the revolving line of credit at March 31, 2004 was $194 million which exceeds the maximum revolving credit line of $100 million.  Therefore, the Company had available, unused borrowing capacity of $64.4 million as of March 31, 2004.

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

The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company’s assets, and is guaranteed by all of the Company’s domestic subsidiaries and the Company’s Canadian operating subsidiary.  In addition, the Company will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if the Company’s eligible borrowing base falls below $40 million.  Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company’s operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that of any of the Company’s domestic subsidiaries or its Canadian operating subsidiary.

The Company’s Restated Credit Facility expires in December 2004 and the Company expects to extend or replace the facility before its expiration.  However, the Company cannot provide assurance that additional financing will be available to it on acceptable terms, or at all.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6 – Guarantees

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

The Company secures guarantees primarily by three methods:  a $50 million standby letter of credit subfacility discussed in Note 5, surety bonds and security time deposits which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet in restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit facilities issued in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of March 31, 2004, total IATA related guarantees, customs bonds and other working capital credit line facilities were approximately $87.6 million.  Approximately $48.4 million of guarantees, customs bonds and borrowings against credit facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $24.7 million which were recorded as liabilities on the Company’s condensed consolidated balance sheet.

Additionally, at March 31, 2004 the Company had guaranteed certain other financial liabilities related to unconsolidated affiliates and joint venture investments as detailed below.

In connection with its investment in Miami Air International, Inc. (Miami Air), a privately held domestic and international passenger charter airline headquartered in Miami, Florida, the Company caused a $3.0 million standby letter of credit to be issued in favor of certain creditors for Miami Air to assist Miami Air with its financing needs.   Miami Air agreed to pay the Company an annual fee equal to 3.0% of the face amount of the letter of credit and to reimburse the Company for any payments made by the Company in respect to the letter of credit.  As of March 31, 2004, Miami Air had a $3.0 million letter of credit facility and $1.9 million in letters of credit outstanding.  Miami Air secured its outstanding letters of credit with restricted cash during the first quarter of 2004, eliminating the Company’s exposure on the outstanding letters of credit (see Notes 10 and 12).

In connection with the Company’s investment in TDS Logistics, Inc. (TDS), the Company caused a standby letter of credit to be issued in favor of a creditor for TDS to assist TDS with its financing needs.  As of March 31, 2004, TDS had a $5.0 million credit facility supported by the Company’s $2.0 million standby letter of credit and standby letters of credit from other TDS investors.  As of March 31, 2004, TDS had $2.0 million in borrowings outstanding against the facility.  As of March 31, 2004, the Company had a $200,000 liability recorded in the condensed consolidated balance sheet, representing the estimated fair value of the standby letter of credit for TDS.

In connection with two of the Company’s consolidated 51% owned subsidiaries, the Company has guaranteed 100% of the working capital line of credit and other various operational guarantees of each of these affiliates.  As of March 31, 2004, the maximum amount of these guarantees was $4.5 million with $1.8 million drawn and $2.6 million of letters of credit and customs bonds outstanding against the facility.

In connection with its acquisition of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida, in April 2003, the Company is contingently liable for a two-year

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

earnout payment of up to $8.0 million in cash if certain post-acquisition performance criteria are achieved.  In connection with the acquisition of the Company’s operating subsidiary in Thailand, the Company is also contingently liable for earnout payments of up to $1.1 million in 2004 if certain post-acquisition performance criteria are achieved.  Contingent payments will be recorded at the time that the amounts of the payments are determinable by the Company.  No payments were made during the first quarter of 2004.

Note 7 – Share repurchase program

On February 25, 2004, the Company adopted a stock repurchase program (the Program) to repurchase up to $15 million of our common stock over the 120 days following adoption of the Program.  On March 5, 2004, the Board of Directors approved an increase in the maximum amount of shares to be repurchased from $15 million to up to $65 million of the Company’s common stock and extended the Program for an additional 120 days.  As of March 31, 2004, the Company repurchased and retired $38.1 million, or 2.4 million shares, at an average price of $16.09 per share.

Note 8 – Legal matters

EEOC legal settlement

On October 2, 2001, the U.S. Equal Employment Opportunity Commission (the EEOC) and EGL announced the filing of a Consent Decree settlement.  This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge.  The EEOC’s Commissioner’s Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2003.  Under the Consent Decree, the Company agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund).  This Program will provide training and educational opportunities for women and minorities already employed by the Company and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, the Company has not made any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.  During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which included the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.  During the third and fourth quarters of 2003, the Company reversed $1.4 million of the accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and for payroll taxes the Company will not be required to pay.

The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  The Company made an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree was approved and was required to fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter (January 5th, April 5th and October 5th) immediately after the effective date of the Consent Decree.  The Leadership Development Fund was funded fully at the time of the first quarterly payment as discussed above.  The Company made the final required payment to the Class Fund in September 2003.  The $9.0 million contributed to the Leadership Development Fund and Class Fund is included as restricted cash in the accompanying condensed consolidated balance sheet.  Total related accrued liabilities included in the accompanying condensed consolidated balance sheet at March 31, 2004 were $10.0 million.

Of the eight named plaintiffs who filed suit against the Company in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against the Company.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Other legal matters

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

Note 9 – Employee benefit plans

The Company maintains the EGL, Inc. 401(k) Plan pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year.  During the three months ended March 31, 2004 the Company recorded charges of $250,000 related to discretionary contributions to this plan.  No charges were recorded during the three months ended March 31, 2003.

Certain of our international subsidiaries sponsor defined benefit pension plans covering certain full-time employees.  Benefits are based on the employee’s years of service and compensation.  The Company’s plans are funded in conformity with the funding requirements of applicable government regulations of the country in which the plans are located.  These foreign plans are not subject to the United States Employee Retirement Income Security Act of 1974.  Components of compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Service cost	$ 445	$ 545
Interest cost	408	405
Expected return on plan assets	(360)	(369)
Curtailment cost	(3)	(6)
Amortization of prior service cost	87	69
Net benefit cost	$ 577	$ 644

Contributions to the defined benefit plans for the three months ended March 31, 2004 and 2003 were approximately $641,000 and $558,000, respectively.  Estimated contributions to the defined benefit plans for the period of April 1 to December 31, 2004 are approximately $2.1 million.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10 – Related party transactions

Investment in Miami Air International, Inc.

In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air for approximately $6.3 million in cash.  In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including the Company, James R. Crane and Frank J. Hevrdejs, a member of the Company’s Board of Directors.  Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash.

In May 2004, the Company sold its investment in Miami Air in exchange for approximately $6.7 million in cash.  As a result of the sale, the Company will be released as guarantor of Miami Air’s letter of credit and expects to terminate its $3.0 million standby letter of credit for Miami Air (see Note 6).

Aircraft usage payments

In conjunction with the Company’s business activities, the Company periodically utilizes aircraft owned by entities controlled by Mr. Crane.  The Company is charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the three months ended March 31, 2004 and 2003, respectively, the Company reimbursed the entities controlled by Mr. Crane approximately $504,000 and $126,000, respectively, for hourly usage of the plane.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Eliminations and Adjustments	Consolidated
Three months ended March 31, 2004
Total revenues	$ 297,713	$ 18,610	$ 137,005	$ 148,110	$ (15,479)	$ 585,959
Transfers between divisions	(5,193)	(1,413)	(4,598)	(4,275)	15,479	-
Revenues from customers	$ 292,520	$ 17,197	$ 132,407	$ 143,835	$ -	$ 585,959
Total net revenues	$ 122,729	$ 4,159	$ 47,401	$ 26,084	$ -	$ 200,373
Intercompany (profits) losses	1,778	(1,035)	(1,847)	1,104	-	-
Net revenues	$ 124,507	$ 3,124	$ 45,554	$ 27,188	$ -	$ 200,373
Income before taxes	$ 3,077	$ 391	$ 2,179	$ 4,829	$ -	$ 10,476

Three months ended March 31, 2003
Total revenues	$ 256,277	$ 23,796	$ 104,818	$ 111,463	$ (12,704)	$ 483,650
Transfers between divisions	(4,114)	(1,409)	(3,779)	(3,222)	12,524	-
Revenues from customers	$ 252,163	$ 22,387	$ 101,039	$ 108,241	$ (180)	$ 483,650
Total net revenues	$ 106,614	$ 3,886	$ 35,811	$ 21,435	$ (180)	$ 167,566
Intercompany (profits) losses	2,007	(1,026)	(1,920)	939	-	-
Net revenues	$ 108,621	$ 2,860	$ 33,891	$ 22,374	$ (180)	$ 167,566
Income (loss) before taxes	$ 1,097	$ 824	$ (1,667)	$ 4,242	$ -	$ 4,496

Revenues from transfers between divisions represent approximate amounts that would be charged if an unaffiliated company provided the services.  Revenues and expenses for geographic divisions include 100 percent of amounts for unconsolidated affiliates directly involved in freight forwarding activities.  In 2003, the amounts above include revenues and expenses from our affiliate in Turkey, prior to our acquisition of the minority partners’ interest in the affiliate in October 2003.  Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues and revenues and expenses for unconsolidated affiliates.  Income (loss) before taxes includes profits (losses) on intercompany transactions.  Revenues and net revenues by division for the quarter ended March 31, 2003 have been restated from previously reported amounts to include intradivision revenues as well as revenues and expenses from an unconsolidated affiliate.  These reclassifications had no impact on consolidated net revenues.

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Consolidated

Balance at March 31, 2004	$ 538,347	$ 25,556	$ 218,126	$ 156,670	$ 938,699
Balance at December 31, 2003	$ 557,940	$ 28,534	$ 195,771	$ 161,993	$ 944,238

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12 – Subsequent events

In April 2004, the Company entered into a Purchase and Sale Agreement to acquire the outside ownership of one of its affiliates in France, effective January 1, 2004.  Prior to the acquisition, the Company owned 50.7% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $10.1 million in cash, which included approximately $3.1 million to settle the minority interest liability and approximately $475,000 for a trademark license agreement effective through April 2007.  The Amendment to the Credit Agreement dated March 12, 2004 consented to this acquisition.

In May 2004, the Company sold its investment in Miami Air in exchange for approximately $6.7 million in cash.  As a result of the sale, the Company will be released as guarantor of Miami Air’s letter of credit and expects to terminate its $3.0 million standby letter of credit for Miami Air (see Note 6).

EGL, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected certain aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2004 and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-27288).

Overview

The primary macroeconomic growth indicators of our business include general growth in the economy, international trade, particularly out of Asia, the level of high-tech spending and the increase in outsourcing of logistics projects.  Drivers over which we have some control and focus on internally are our ability to: (i) link transportation services with our logistics services, (ii) cross-sell our services to existing and prospective customers and (iii) collaborate with our customers to provide flexible, cost-effective and profitable supply chain solutions.

We achieved gross revenues of $586 million for the period ended March 31, 2004, a 21% increase over gross revenues of $484 million in the first quarter of 2003.  Our financial position was strengthened by record net revenues in the first quarter of 2004, despite the continued shift from priority to deferred product in the North America forwarding market.

Our results of operations, cash flows and financial position for the first quarter of 2004 reflect, among other things, the following:

-

Leveraged our global network to increase volumes across all service offerings;

-

Net revenue margin improved from the fourth quarter of 2003 indicating better yield management from Asia and gradual improvements in the priority product volume;

-

Continued shift in North America from priority to deferred shipments;

-

Deployed international tax planning strategies;

-

Weakened US dollar impacted results of operations;

-

Improved working capital management to increase cash flows from operating activities;

-

Initiated our share repurchase program; and

-

Initiated deployment of information technology systems globally.

Leveraging our global network.  Our merger with Circle in 2000 established a global network for our services.  Building off of record high net revenues in the fourth quarter of 2003, we leveraged our global network and our ability to cross-sell services to increase volumes for all of our service offerings in the first quarter of 2004 which increased net revenues to a new high for the Company.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.  Our services improved as we have consolidated most operations in which we had duplicate facilities at the time of the merger with Circle and maintained relatively consistent selling, general and administrative expenses on higher net revenues.  We have been able to successfully leverage the relationships of our US-based multinational customers as they ramp up production overseas on the strength of the US economy and a recovering European economy.  As a result, the growth in our international volumes has gained significant traction while the US domestic priority product has not been as quick to recover.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Sequential improvement in net revenue margins. Net revenue margins improved to 34.2% in the first quarter of 2004 compared to 31.9% in the fourth quarter of 2003.  Our gradual margin recovery reflects strength in the international business, which allowed us to pass through carrier price increases to our customers, and reflects yield improvements across all product lines and geographic regions.

Shift from priority to deferred shipments.  Despite the slight margin recovery, US overnight shipment counts declined as compared to last year.  In addition, the continued shift to manufacturing operations overseas has reduced the amount of domestic activity but has resulted in increased US imports.  Our first quarter results validate our belief that our low cost domestic model is capable of continuing to generate domestic growth with a mix of priority (next flight out, next day or second day time definite) and economy deferred (third through fifth day) shipments.  Management believes that if the economy continues to recover, shipment of products will be expedited and inventory levels will continue to build as customers gain more confidence in the economic recovery.

International tax planning.  The Company deployed an international tax plan in the first quarter of 2004.  As a result, we expect our tax rate to be lower for the remainder of the year.  The tax rate for the first quarter was 42.9%, compared to 37.8% for the same quarter last year, due to adjustments to deferred taxes on foreign earnings.  Based on our implemented tax strategies, we expect to lower our future tax rate.

Foreign exchange impact on results of operations.  Our cash flows and net income are subject to fluctuations due to changes in exchange rates. We provide services to customers in locations throughout the world and, as a result, operate with many currencies including the key currencies of North America, Latin America, Asia, the South Pacific and Europe.  In the first quarter, we incurred $453,000 of net foreign exchange losses based on the weak US dollar and the relatively strong Euro.  In addition, international revenues and costs increased over the prior year due to the effects of translating amounts from foreign functional currencies to the US dollar.

Cash flows from operations.  Cash flows from operations during the first quarter was $35.9 million, reflecting stronger earnings and improved management of our working capital, particularly vendor credit terms and the timing of vendor payments.

Share repurchase program.  On February 25, 2004, we adopted a stock repurchase program (the “Program”) to repurchase up to $15 million of our common stock over the 120 days following adoption of the Program.  On March 5, 2004, our Board of Directors approved an increase in the maximum amount of shares to be repurchased from $15 million to up to $65 million of our common stock and extended the Program for an additional 120 days.  As of March 31, 2004, we had repurchased and retired $38.1 million, or 2.4 million shares, at an average price of $16.09 per share.  We intend to repurchase up to an additional $26.9 million of EGL common stock during the remainder of 2004, depending on market conditions and other factors.

Global deployment of information technology systems.  In the first quarter, we initiated the global deployment of our EGL Vision suite of technologies – freight forwarding, accounting and human resources systems.  “Logistics Vision” is the freight forwarding system that allows a seamless flow of data across the globe, eliminating duplicate data entry on multiple systems.  “Finance Vision” is the Oracle-based financial system that allows global visibility of financial results, streamlined financial reporting and the ability to automate intercompany accounting and settlements.  “People Vision” is the Oracle-based human resources application that allows global visibility to employee tracking, training and development.  The global deployment of EGL Vision will continue into early next year.

We expect our focus in the second quarter and for the remainder of 2004 will be to improve upon priority product shipment counts, streamline processes through our global deployment of our financial and operational information technology systems and continue to leverage our North America infrastructure.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Results of Operations

	Three Months Ended March 31,
	2004		2003
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 381,622	65.1	$ 325,636	67.3
Ocean freight forwarding	79,599	13.6	63,357	13.1
Customs brokerage and other	124,738	21.3	94,657	19.6
Revenues	$ 585,959	100.0	$ 483,650	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 114,856	30.1	$ 97,815	30.0
Ocean freight forwarding	17,496	22.0	14,417	22.8
Customs brokerage and other	68,021	54.5	55,334	58.5
Net revenues	200,373	34.2	167,566	34.6
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	114,122	57.0	98,111	58.5
Other selling, general and administrative expenses	74,803	37.3	64,817	38.7
Operating income	11,448	5.7	4,638	2.8
Nonoperating expense, net	(972)	(0.5)	(142)	(0.1)
Income before provision for income taxes	10,476	5.2	4,496	2.7
Provision for income taxes	4,495	2.2	1,701	1.0
Net income	$ 5,981	3.0	$ 2,795	1.7

Three Months Ended March 31, 2004 Compared To Three Months Ended March 31, 2003

Revenues increased $102.3 million, or 21.1%, to $586.0 million in the three months ended March 31, 2004 compared to $483.7 million in the three months ended March 31, 2003 due to increases from all product lines.  Net revenues, which represent revenues less freight transportation costs, increased $32.8 million, or 19.6%, to $200.4 million in the three months ended March 31, 2004 compared to $167.6 million in the three months ended March 31, 2003 due to increases in both air freight forwarding and customs brokerage and other net revenues followed by modest increases in ocean freight forwarding net revenues.  Net revenue margins of 34.2% declined by 40 basis points from the first quarter of 2003 reflecting a slight decline in ocean and import margins.  Our international revenues and costs also increased over prior year due to the effects of translating amounts to the US dollar.

Air freight forwarding revenues.  Air freight forwarding revenues increased $56.0 million, or 17.2%, to $381.6 million in the three months ended March 31, 2004 compared to $325.6 million in the three months ended March 31, 2003 primarily due to volume increases in Asia Pacific, North America and Europe/Middle East, offset by decreases in South America.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Air freight forwarding net revenues increased $17.1 million, or 17.5%, to $114.9 million in the three months ended March 31, 2004 compared to $97.8 million in the three months ended March 31, 2003.  Air freight forwarding margins remained fairly constant at 30.1% for the three months ended March 31, 2004 compared to 30.0% for the three months ended March 31, 2003, primarily due to the elimination of dedicated charters during 2003.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $16.2 million, or 25.6%, to $79.6 million in the three months ended March 31, 2004 compared to $63.4 million in the three months ended March 31, 2003.  The increase in revenues was principally due to volume increases in all geographic divisions due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.  Ocean freight forwarding net revenues increased $3.1 million, or 21.5%, to $17.5 million in the three months ended March 31, 2004 compared to $14.4 million in the three months ended March 31, 2003 primarily due to increases in North America.  Ocean forwarding margins, however, decreased to 22.0% in the three months ended March 31, 2004 compared to 22.8% in the three months ended March 31, 2003 due to a combination of rising costs and aggressive pricing.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $30.0 million, or 31.7%, to $124.7 million in the three months ended March 31, 2004 compared to $94.7 million in the three months ended March 31, 2003 due to multiple projects in North America and a $2.8 million termination fee for a logistics project in Europe.  Customs brokerage and other net revenues increased by $12.7 million, or 23.0%, to $68.0 million in the three months ended March 31, 2004 compared to $55.3 million in the three months ended March 31, 2003.  Customs brokerage and other margins decreased to 54.5% for the three months ended March 31, 2004 compared to 58.5% for the three months ended March 31, 2003 primarily due to lower margins in North America.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $16.0 million, or 16.3%, to $114.1 million in the three months ended March 31, 2004 compared to $98.1 million in the three months ended March 31, 2003.  As a percentage of net revenues, personnel costs were 57.0% in the three months ended March 31, 2004 compared to 58.5% in the three months ended March 31, 2003.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange effects.  Our headcount increased only 4.9% compared to a 21.1% increase in gross revenues.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $10.0 million, or 15.4%, to $74.8 million in the three months ended March 31, 2004 compared to $64.8 million in the three months ended March 31, 2003.  As a percentage of net revenues, other selling, general and administrative expenses were 37.3% in the three months ended March 31, 2004 compared to 38.7% in the three months ended March 31, 2003.  The decrease as a percent of net revenues is primarily due to a management focus on cost savings and the realization of merger related cost synergies.  The lower expenses are offset by increased facility costs in North America, primarily due to lease expense in Miami where we are in the process of consolidating three facilities to our new facility which was completed in late 2003.  Other selling, general and administrative expenses have also increased due to higher insurance premiums related to our increased business activity, higher professional fees related to systems implementations and foreign exchange effects.

Nonoperating expense, net.  For the three months ended March 31, 2004, nonoperating expense, net, was $972,000 compared to $142,000 for the three months ended March 31, 2003.  The approximate $830,000 change was primarily due to a $1.2 million increase in foreign exchange losses due to the weakened US dollar, from net gains of $719,000 in 2003 to net losses of $453,000 in 2004.  Nonoperating expense, net, also decreased as 2003 amounts included $564,000 of gains on our jet fuel swap which expired in December 2003.  These decreases were partially offset by a $681,000 increase in equity earnings from affiliates, primarily related to our investment in TDS Logistics, Inc., and a decrease in interest expense as 2003 amounts included $379,000 of expense related to our interest rate swap which expired in April 2003.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Effective tax rate.  The effective income tax rate for the three months ended March 31, 2004 was 42.9% compared to 37.8% for the three months ended March 31, 2003.  The higher tax rate was due to adjustments to deferred taxes on foreign earnings recorded during 2004.  We expect our effective income tax rate to approximate 36.5% for the remainder of 2004.

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

As a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2004 will be in the range of $35 to $40 million, with a range of $30 to $35 million expected on information systems expenditures.  Our capital expenditures for the three months ended March 31, 2004, were $8.5 million.  In addition, our Board of Directors authorized the repurchase of up to $65 million, depending on market conditions and other factors, of our outstanding common stock in connection with a stock repurchase program.  During the three months ended March 31, 2004, we repurchased and retired $38.1 million, or 2.4 million shares, of our outstanding common stock at an average price of $16.09 per share.

Based on current plans, we believe that our existing capital resources, including $90.2 million of cash and cash equivalents and $62.7 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through March 31, 2005.  Our existing credit facility expires in December 2004 and we expect to extend or replace the facility before its expiration.  However, we cannot provide assurance that there will be no change that would consume available resources significantly before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs and hiring of additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

Cash flows from operating activities.  Net cash provided by operating activities was $35.9 million in the three months ended March 31, 2004 compared to $5.2 million in the three months ended March 31, 2003.  The increase in the three months ended March 31, 2004 was primarily due to a $19.7 million net increase in cash from changes in working capital for the three months ended March 31, 2004 compared to a $1.5 million net decrease in cash from changes in working capital for the three months ended March 31, 2003.  The positive working capital cash flow in the first quarter of 2004 was due to successful management of our working capital, particularly vendor credit terms and the timing of vendor payments.  Additionally during the three months ended March 31, 2004, $639,000 was transferred to restricted cash to secure guarantees and customs bonds for our international subsidiaries.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Cash flows from investing activities.  Net cash used in investing activities in the three months ended March 31, 2004 was $8.3 million compared to $5.7 million in the three months ended March 31, 2003.  We incurred capital expenditures of $8.5 million during the three months ended March 31, 2004 as compared to $4.3 million during the three months ended March 31, 2003.  Capital expenditures in 2004 primarily relate to global deployment of new operational, financial and human resources information systems.  During the first quarter of 2003, we completed an acquisition of an international freight forwarder and customs broker in France for approximately $1.1 million, net of cash acquired and made a $600,000 earnout payment related to an acquisition in Chile completed in a prior year.  During the three months ended March 31, 2004 and 2003, we received proceeds of $206,000 and $324,000, respectively, from sales of other assets and a sale-lease back transaction.

Cash flows from financing activities.  Net cash used in financing activities in the three months ended March 31, 2004 was $32.6 million compared to $1.5 million in the three months ended March 31, 2003.  During the three months ended March 31, 2004, we repurchased and retired approximately 2.4 million shares of our common stock for $38.1 million in cash.  Net borrowings on notes payable was $6.8 million for the three months ended March 31, 2004 compared to $321,000 in the three months ended March 31, 2003.  We received $202,000 in proceeds from the exercise of approximately 20,000 stock options in the three months ended March 31, 2004 compared to $598,000 in proceeds from the exercise of approximately 58,000 stock options in the three months ended March 31, 2003.

Convertible subordinated notes

In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes.  The notes bear interest at an annual rate of 5%.  Interest is payable on June 15 and December 15 of each year.  The notes mature on December 15, 2006.

The notes are convertible at any time four trading days prior to maturity into shares of EGL common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact our diluted earnings per share calculation in future periods by approximately 5.7 million shares.  As of March 31, 2004, the fair value of the notes was $115.9 million.

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

Credit agreement

Effective December 20, 2001, we amended and restated our existing credit agreement.  The amended and restated credit facility, which was last amended effective as of March 12, 2004, is with a syndicate of three financial institutions, with Bank of America, N.A. as collateral and administrative agent for the lenders, and matures on December 20, 2004.  The amended and restated credit facility provides a revolving line of credit of up to the lesser of:

-

$100 million, or

-

an amount equal to:

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

-

up to 85% of the net amount of our billed and posted eligible accounts receivable and the billed and posted eligible accounts receivable of our wholly-owned domestic subsidiaries and our operating subsidiary in Canada, subject to some exceptions and limitations, plus

-

up to 85% of the net amount of our billed and unposted eligible accounts receivable and billed and unposted eligible accounts receivable of our wholly-owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, plus

-

up to 50% of the net amount of our unbilled, fully earned and unposted eligible accounts receivable and unbilled, fully earned and unposted eligible accounts receivable of our wholly-owned domestic subsidiaries owing by account debtors located in the United States, subject to a maximum aggregate availability cap of $10 million, minus

-

reserves from time to time established by Bank of America in its reasonable credit judgment.

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

The amended and restated credit facility includes a $50 million letter of credit subfacility.  We had $30.8 million in letters of credit and standby letters of credit outstanding and $4.8 million drawn as of March 31, 2004 under this facility.  The collateral value associated with the revolving line of credit at March 31, 2004 was $194 million.  Therefore, our available, unused borrowing capacity was $64.4 million as of March 31, 2004.

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

We are subject to certain covenants under the terms of the amended and restated credit facility, including, but not limited to:  (a) maintenance at the end of each fiscal quarter of a minimum specified adjusted tangible net worth and (b) quarterly and annual limitations on capital expenditures of $12 million per quarter or $48 million cumulative per year.

The amended and restated credit facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by all of our domestic subsidiaries and our Canadian operating subsidiary.  In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if our eligible borrowing base falls below $40 million.  Events of default under the amended and restated credit facility include,

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability to perform under the amended and restated credit facility or that of any of our domestic subsidiaries or our Canadian operating subsidiary.

Other guarantees.  Several of our foreign operations guarantee amounts associated with our international freight forwarding services.  These include IATA (International Air Transportation Association) guarantees, customs bonds and other working capital credit facilities issued in the normal course of business.  As of March 31, 2004, guarantees and credit facilities totaled $87.6 million and we had $48.4 million of guarantees, customs bonds and borrowings against facilities outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $24.7 million which were recorded as liabilities on our condensed consolidated balance sheet.

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  As of March 31, 2004, we had capitalized approximately $52.4 million related to the development of these systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of March 31, 2004, $33.3 million of this software was under development and was not being depreciated.  Our expected capital expenditures for the year ending December 31, 2004 are approximately $35 to $40 million, including approximately $30 to $35 million for information technology development and upgrades.

Acquisitions and Dispositions.  In April 2004, we entered into a Purchase and Sale Agreement to acquire the outside ownership of one of our affiliates in France, effective January 1, 2004.  Prior to the acquisition, we owned 50.7% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest we did not previously own consisted of approximately $10.1 million in cash, which included approximately $3.1 million to settle the minority interest liability and approximately $475,000 for a trademark license agreement effective through April 2007.  In May 2004, we sold our entire interest in Miami Air to an unrelated party for approximately $6.7 million in cash.  See Note 10 of the notes to our condensed consolidated financial statements.

Share repurchase program.  In February and March 2004, our Board of Directors authorized the repurchase of up to $65.0 million in value of our outstanding common stock.  During the three months ended March 31, 2004, we repurchased approximately 2.4 million shares of our common stock for approximately $38.1 million.  We intend to repurchase up to an additional $26.9 million of EGL common stock during the remainder of 2004, depending on market conditions and other factors.

Litigation.  In addition to the EEOC matter (see Note 8 of the notes to our condensed consolidated financial statements), we are party to routine litigation incidental to our business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

Commissioner’s Charge

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

Related Party Transactions

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

In May 2004, we sold our investment in Miami Air in exchange for approximately $6.7 million in cash.  As a result of the sale, we will be released as guarantor of Miami Air’s letter of credit and expect to terminate our $3.0 million standby letter of credit for Miami Air.

Aircraft usage payments

In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane.  We are charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the three months ended March 31, 2004 and 2003, respectively, we reimbursed the entities controlled by Mr. Crane approximately $504,000 and $126,000, respectively, for hourly usage of the plane.

New Accounting Pronouncements and Critical Accounting Policies

See Notes 1 and 2 of the notes to the consolidated financial statements for the year ended December 31, 2003 in our Annual Report on Form 10-K and see Note 1 of the notes to the condensed consolidated financial statements included in Item I.

EGL, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  See Note 2 of the notes to the condensed consolidated financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 2, 2001, we and the U.S. Equal Employment Opportunity Commission (the EEOC) announced the filing of a Consent Decree settlement.  This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge.  The EEOC’s Commissioner’s Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2003.  Under the Consent Decree, we agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund).  The Program will provide training and educational opportunities for women and minorities already employed by us and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, we have not made any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.  During the quarter ended September 30, 2001, we accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the Class Fund and $500,000 to the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.  During the third and fourth quarters of 2003, we reversed $1.4 million of the accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and for payroll taxes we will not be required to pay.  The Consent Decree settlement provides that we establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  We made the final required payment to the Class Fund and Leadership Development Fund in September 2003.  See Note 8 of the notes to our condensed consolidated financial statements.

EGL, INC.

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

ITEM 2.  CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about repurchases by the Company during the quarter ended March 31, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced repurchase program (2)	Maximum approximate dollar value of shares that may yet be purchased under the programs (3)
	(in thousands except price per share)
January 1 to 31, 2004	-	-	-	-
February 1 to 29, 2004	409	$15.84	409	$8,524
March 1 to 31, 2004	1,960	$16.14	1,960	$26,891
Total	2,369	$16.09	2,369	$26,891

(1)

On February 25, 2004, the Company’s Board of Directors (the Board) publicly announced its approval of a stock repurchase program (the Program) for up to $15 million of the Company’s common stock over the 120 days which followed.  On March 5, 2004, the Board approved an increase in the maximum amount of shares to be repurchased from $15 million to $65 million of the Company’s common stock and extended the Program for an additional 120 days.

(2) All shares herein have been repurchased in open market transactions. The Board’s approval allows the Company to repurchase shares in the open market or through private transactions.

(3)

The Company has in the past and may in the future use a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to internal trading restrictions.  Under a Rule 10b5-1 trading plan, the Company is unable to repurchase shares above a pre-determined price per share.  Depending on market conditions and other factors, the Company intends to make further repurchases under the Program.

EGL, INC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following:  the effect and benefits of the Circle merger and the MIF acquisition; the Restated Credit Facility; effects of and exposure relating to Miami Air; the termination of joint venture/agency agreements and the Company’s ability to recover assets in connection therewith; the Company’s plan to reduce costs (including the scope, timing, impact and effects thereof); headcount reductions (including the scope, timing, impact and effects thereof); pending or expected financing transactions; changes in the Company’s dedicated charter fleet strategy (including the scope, timing, impact and effects thereof); the Company’s ability to improve its cost structure; consolidation of field offices (including the scope, timing, impact and effects thereof); the Company’s ability to reduce its tax rate for the remainder of 2004;  the Company’s ability to restructure the debt covenants in its credit facility and extend or replace its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company’s services to domestic and global economic conditions; cost management efforts; expected growth; construction of new facilities; the results, timing, outcome or effect of litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; the timing and amount of repurchases of our outstanding common stock; the effectiveness of the Company’s disclosure controls and procedures; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; fluctuations in currency valuations; fluctuations in interest rates; future acquisitions or dispositions and any effects, benefits, results, terms or other aspects of such acquisitions or dispositions; the impact of the war in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or other military or trade or travel disruptions that could impact our ability to do business; ability to continue growth and implement growth and business strategy; the development, implementation, upgrade and integration of our financial and operational information systems; the amount and timing of capital expenditures; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.

The Company’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to acquisitions or mergers, including the integration of systems, operations and other businesses; deployment of global financial and operational information systems; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects); the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; the Company’s dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation;  the results of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other litigation; the Company’s vulnerability to general economic conditions and dependence on its principal customers; the Company’s vulnerability to risks inherent in operating in international markets, including without limitation, general political and economic instability in international markets as a result of, among other things,

EGL, INC.

the war in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or other military or trade or travel disruptions; the timing, success and effects of the Company’s restructuring; whether the Company enters into arrangements with third parties relating to leased aircraft and the terms of such arrangements; responses of customers to the Company’s actions by the Company’s principal shareholder; the effect of any tax audits of our domestic and/or foreign tax filings on the Company’s effective tax rate and cash flows; the effects of changes in forecasts of the Company’s effective income tax rates; actions by Miami Air and its creditors; the timing and amount of repurchases of our outstanding common stock; the lack of effectiveness of the Company’s disclosure controls and procedures; the likelihood and/or result of any audit or review of the Company’s Department of Transportation grant application; accuracy of accounting and other estimates; the Company’s potential exposure to claims involving its local pick up and delivery operations; the Company’s future financial and operating results, cash needs and demand for its services; the impact of hightend security measures on our ability to do business; changes in accounting policies; and the Company’s ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission including those detailed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” in the Company’s Form 10-K for the year ended December 31, 2003.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).
10.11E	Consent and Fourth Amendment to Credit Agreement, dated as of March 12, 2004, between EGL and Bank of America, N.A. and other financial institutions named therein (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.

(b)

REPORTS ON FORM 8-K.

In a Current Report on Form 8-K filed on March 5, 2004, we furnished under Item 9 information regarding our Board of Directors’ approval of an increase in the dollar amount and time period of the Company's authorized stock repurchase program.

In a Current Report on Form 8-K filed on February 25, 2004, we furnished under Item 9 information regarding our Board of Directors’ approval of the Company's authorized stock repurchase program.

EGL, INC.

In a Current Report on Form 8-K filed on February 10, 2004, we furnished under Items 7 and 12 information regarding our financial results for the year ended December 31, 2003.

EGL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

______________________________

(Registrant)

Date:  May 10, 2004

By:

/s/ James R. Crane

_______________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  May 10, 2004

By:

/s/ Elijio V. Serrano

_______________________________

Elijio V. Serrano

Chief Financial Officer

EGL, INC.

INDEX TO EXHIBITS

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

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).
10.11E	Consent and Fourth Amendment to Credit Agreement, dated as of March 12, 2004, between EGL and Bank of America, N.A. and other financial institutions named therein (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.

Exhibit 10.11E

CONSENT, WAIVER,  AND FOURTH AMENDMENT TO CREDIT AGREEMENT

AND MODIFICATION TO LOAN DOCUMENTS

THIS CONSENT, WAIVER, AND FOURTH AMENDMENT TO CREDIT AGREEMENT AND MODIFICATION TO LOAN DOCUMENTS (“Amendment”), dated as of March 12, 2004 (the “Amendment Date”), is among EGL, Inc., each of its Subsidiaries party hereto, Bank of America, N.A. (in its capacity as collateral and administrative agent for the Lenders), and each of the lending institutions party hereto.

RECITALS:

A.

The Loan Parties, the Lenders, and the Agent are parties to the certain Credit Agreement dated as of December 20, 2001, as amended by the First Amendment to Credit Agreement dated as of March 7, 2002, the Consent and Second Amendment to Credit Agreement dated as of October 14, 2002, and the Consent and Third Amendment dated as of March 31, 2003 (the “Credit Agreement”) pursuant to which the Lenders have provided certain credit facilities to the Borrowers.

B.

The Loan Parties have requested that the Lenders consent to the acquisition by (1) EGL (Belgium) Holding Company BVBA (the “Belgium Purchaser”) of the remaining 49% of the Capital Stock of EGL Eagle Global Logistics (Espana), SL (the “Spanish Subsidiary”) and Circle Freight (Portugal) Logistica, Lda. (the “Portuguese Subsidiary”) not currently owned by the Belgium Purchaser and (2) EGL Eagle Global Logistics (France) SARL (the “French Purchaser”) of the remaining 49% of the Capital Stock of Mory EGL S.A.S. (the “French Subsidiary” and together with the Spanish Subsidiary and the Portuguese Subsidiary, the “Acquisition Subsidiaries”) not currently owned by the French Purchaser for an aggregate purchase price of not more than $16,000,000 (such acquisitions of stock collectively herein, the “Foreign Stock Purchases”).

C.

Circle Overseas Corp. has changed its name to EGL Overseas Corp. (such name change herein, the “Name Change”).  The Loan Parties have requested that the Lenders waive the Event of Default resulting from the Loan Parties failure to provide 30 days prior written notice to the Agent and the Lenders of the Name Change.

D.

J.R. Michels Incorporated was dissolved on June 27, 2003.

E.

Darrell J. Sekin & Co. was dissolved on July 15, 2003.

F.

The Loan Parties have proposed that the Credit Agreement be amended to permit the Parent to provide certain unsecured agreements of Guaranty in an amount not exceeding $50,000,000 at any time outstanding.

G.

The Loan Parties and the undersigned Lenders wish to amend certain provisions of the Credit Agreement as provided hereinbelow.

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 1

DALLAS2 1028852V4 46715-01241

NOW, THEREFORE, BE IT RESOLVED, THAT, in consideration of the premises herein contained and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto hereby agree as follows:

ARTICLE 1

Definitions

Section 1.1

Definitions.  Capitalized terms used in this Amendment, to the extent not otherwise defined herein, shall have the same meanings as in the Credit Agreement, as amended hereby.

ARTICLE 2

Consent to Foreign Stock Purchases

Section 2.1

Consent to Foreign Stock Purchases.  The Loan Parties have requested that the Lenders consent to the Loan Parties’ departure from Section 7.10 of the Credit Agreement of the Credit Agreement in order to permit the Foreign Stock Purchases because Section 7.10 of the Credit Agreement prohibits Restricted Investments.  Each of the undersigned Lenders hereby consents to the Loan Parties’ departure from Sections 7.10 of the Credit Agreement for purposes of the Foreign Stock Purchases and agrees that such departure will not result in an Event of Default under the Credit Agreement.

ARTICLE 3

Waiver

Section 3.1

Waiver.  Pursuant to Section 5.3(j) of the Credit Agreement, the Loan Parties were required to give the Agent and the Lenders not less than 30 days prior written notice of any change in any Loan Party’s name.  The Loan Parties did not give the Agent and the Lenders prior written notice of the Name Change.  The Loan Parties’ failure to provide the prior written notice as required by the Credit Agreement constitutes an Event of Default under Section 9.1(c)(ii) of the Credit Agreement (the “Existing Default”).  Effective as of the Amendment Date, and subject to satisfaction of the conditions set forth in this Amendment, the Lenders hereby waive the Existing Default.

ARTICLE 4

Modification to Loan Documents

Section 4.2

Amendment to Loan Documents.  Effective as of the Amendment Date, all references to “Circle Overseas Corp.” in the Loan Documents shall be amended to read “EGL Overseas Corp.”

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 2

DALLAS2 1028852V4 46715-01241

 ARTICLE 5

Amendments

Section 5.1

Amendment to Section 7.12 of the Credit Agreement.  Effective as of the Amendment Date, Section 7.12 of the Credit Agreement is hereby amended and restated to read in its entirety as follows:

Section 7.12

Guaranties.  No Consolidated Member, excluding the Unrestricted Subsidiaries, shall make, issue, or become liable on any Guaranty, except (a) Guaranties of the Debt of a Consolidated Member, excluding an Unrestricted Subsidiary, allowed under clauses (a) and (c) of  Section 7.13, or clauses (b) or (d) of Section 7.13 to the extent any such Guaranty of any such Debt exists on the Closing Date, and (b) agreements of Guaranty by the Parent (i) guaranteeing reimbursement obligations owing by a Foreign Subsidiary in respect of letters of credit issued by a letter of credit issuer in support of trade payables of such Foreign Subsidiary arising in the ordinary course of its business and (ii) in favor of financial institutions in respect of treasury management, funds transfers and similar banking products provided by such financial institution to a Foreign Subsidiary in the ordinary course of its business, provided, that all such agreements of Guaranty under clauses (i) and (ii) preceding do not exceed $50,000,000 in the aggregate at any time outstanding.

Section 5.2

Amendments to Annex A of the Credit Agreement.  Effective as of the Amendment Date, Annex A of the Credit Agreement is hereby amended as follows:

(a)

by amending each of the following definitions in their respective entireties to read as follows:

“Adjusted Tangible Net Worth Requirement” means, as of the end of each fiscal quarter of the Parent ending after the Closing Date, an amount equal to the amount specified corresponding to the applicable fiscal quarter end in the table below, respectively:

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 3

DALLAS2 1028852V4 46715-01241

Fiscal Quarter End	Adjusted Tangible Net Worth Requirement
Fiscal quarter ending June 30, 2002 and each fiscal quarter ending thereafter through and including December 31, 2003	$260,000,000 plus the cumulative amount of all Adjusted Tangible Net Worth Requirement Increases
Fiscal quarter ending March 31, 2004 and each fiscal quarter ending thereafter	$225,000,000 plus the cumulative amount of all Adjusted Tangible Net Worth Requirement Increases

“Commitment” means, at any time with respect to a Lender, the principal amount set forth beside such Lender’s name under the heading “Commitment” on Schedule A-1 or on the signature page of the most recent Assignment and Acceptance to which such Lender is a party, as such Commitment may be adjusted from time to time in accordance with the provisions of Section 11.2, and “Commitments” means, collectively, the aggregate amount of the Commitments of all of the Lenders.  The aggregate amount of the Commitments of all of the Lenders as of March 12, 2004 is equal to $100,000,000.

“Maximum Revolver Amount” means $100,000,000.

(b)

by amending clause (c) of the definition of “Permitted Acquisition” in its entirety to read as follows:

(c)

the Cash Purchase Consideration paid in connection with all acquisitions, other than the Foreign Stock Purchases, during the period from March 12, 2004 to the Termination Date does not exceed $5,000,000;

(c)

by adding the following definition of “Foreign Stock Purchases,” in alphabetical order, to read in its entirety as follows:

“Foreign Stock Purchases” means the acquisition by (a) EGL (Belgium) Holding Company BVBA of the remaining 51% of the Capital Stock of EGL Eagle Global Logistics (Espana), SL (the “Spanish Subsidiary”) and Circle Freight (Portugal) Logistica, Lda. (the “Portuguese Subsidiary”) not currently owned

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 4

DALLAS2 1028852V4 46715-01241

by EGL (Belgium) Holding Company BVBA and (b) EGL Eagle Global Logistics (France) SARL of the remaining 49% of the Capital Stock of Mory EGL S.A.S. not currently owned by EGL Eagle Global Logistics (France) SARL for an aggregate purchase price of not more than $16,000,000.

Section 5.3

Amendment to Schedule A-1.  Effective as of the Amendment Date, Schedule A-1 to the Credit Agreement is amended in its entirety to read as set forth on Schedule A-1 attached hereto.

Section; 5.4

Amendment to Schedule 6.5.  Effective as of the Amendment Date, the references to J.R. Michels, Incorporated and Darrel J. Sekin & Co. on Schedule 6.5 to the Credit Agreement are deleted from Schedule 6.5 to the Credit Agreement and references to “Circle Overseas Corp.” on Schedule 6.5 to the Credit Agreement are hereby amended in their entireties to read “EGL Overseas Corp.”

 ARTICLE 6

Conditions

Section 6.1

Conditions Precedent.  The effectiveness of Articles 2, 3, 4, and 5 of this Amendment is subject to the satisfaction of each of the following conditions precedent:

(a)

The Agent shall have received all of the following, each dated the date of this Amendment (unless otherwise indicated), in form and substance satisfactory to the Agent:

(i)

Amendment Documents.  This Amendment and any other instrument, document, or certificate reasonably required by the Agent to be executed or delivered by the Loan Parties in connection with this Amendment, in each case duly executed (the “Amendment Documents”);

(ii)

Revolving Loan Notes.  New Revolving Loan Notes duly executed by the Borrowers in favor of each Lender in the amount of such Lender’s Commitments as set forth on Schedule A-1 of the Credit Agreement after giving effect to this Amendment.

(iii)

Resolutions.  Resolutions of the Board of Directors, Manager, Member, General Partner, or comparable governing body, as applicable, or each Loan Party certified by such Loan Party’s secretary authorizing the increase in the Commitments, the Foreign Stock Purchases, the Permitted Stock Repurchases, and its execution, delivery, and performance of the Loan Documents to which it is or is to be a party;

(iv)

Additional Information.  Such additional documents, instruments, and information as the Agent may reasonably request to effect the transactions contemplated hereby;

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 5

DALLAS2 1028852V4 46715-01241

(v)

Amendment Fee.  Payment by the Borrowers, to the Agent for the benefit of the Lenders executing this Amendment, in consideration of the accommodations granted by the Lenders in this Amendment, of a fee in the amount of $150,000 which shall be distributed to the Lenders executing this Amendment according to each such Lender’s Pro Rata Share after giving effect to this Amendment; and

(vi)

Expenses.  Payment by the Borrowers to the Agent of all fees, costs, and expenses owed to and/or incurred by the Agent in connection with the Credit Agreement or this Amendment.

(b)

The representations and warranties contained herein, in the Credit Agreement, and in all other Loan Documents, as amended hereby, shall be true and correct in all material respects as of the date hereof as if made on the date hereof except for such representations and warranties limited by their terms to a specific date.

(c)

All corporate proceedings taken in connection with the transactions contemplated by this Amendment and all other agreements, documents, and instruments executed and/or delivered pursuant hereto, and all legal matters incident thereto, shall be satisfactory to the Agent; and

(d)

No Default or Event of Default shall be in existence after giving effect to this Amendment.

ARTICLE 7

Miscellaneous

Section 7.1

Ratifications.  The terms and provisions set forth in this Amendment shall modify and supersede all inconsistent terms and provisions set forth in the Credit Agreement and, except as expressly modified and superseded by this Amendment, the terms and provisions of the Credit Agreement and the other Loan Documents are ratified and confirmed and shall continue in full force and effect.  Each of the Loan Parties, the Agent, and the Lenders agree that the Credit Agreement as amended hereby and the other Loan Documents shall continue to be legal, valid, binding, and enforceable in accordance with their respective terms.

Section 7.2

Representations and Warranties.  Each Loan Party hereby represents and warrants to the Agent and the Lenders that, as of the date of and after giving effect to this Amendment, (a) the execution, delivery, and performance of this Amendment and any and all other Amendment Documents executed and/or delivered in connection herewith have been authorized by all requisite action on the part of such Loan Party and will not violate such Loan Party’s organizational or governing document, (b) the representations and warranties contained in the Credit Agreement and in the other Loan Documents are true and correct on and as of the date hereof, in all material respects, as if made again on and as of the date hereof except for such representations and warranties limited by their terms to a specific date, and (c) after giving effect to this Amendment, no Default or Event of Default exists.

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 6

DALLAS2 1028852V4 46715-01241

Section 7.3

Survival of Representations and Warranties.  All representations and warranties made in this Amendment or any other Loan Document, including any Loan Document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by the Agent or any Lender, or any closing, shall affect the representations and warranties or the right of the Agent and the Lenders to rely upon them.

Section 7.4

Reference to Credit Agreement.  Each of the Loan Documents, including the Credit Agreement, the Amendment Documents, and any and all other agreements, documents, or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Credit Agreement as amended hereby, are hereby amended so that any reference in such Loan Documents to the Credit Agreement, whether direct or indirect, shall mean a reference to the Credit Agreement as amended hereby.

Section 7.5

Severability.  Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

Section 7.6

Applicable Law.  THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS AND THE APPLICABLE LAWS OF THE UNITED STATES.

Section 7.7

Successors and Assigns.  This Amendment is binding upon and shall inure to the benefit of the Loan Parties, the Agent, and the Lenders and their respective successors and assigns, except no Loan Party may assign or transfer any of its respective rights or obligations hereunder without the prior written consent of the Lenders.

Section 7.8

Counterparts.  This Amendment may be executed in one or more counterparts, and on telecopy counterparts each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same agreement.

Section 7.9

Headings.  The headings, captions, and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

Section 7.10

Entire Agreement.  THIS AMENDMENT AND ALL OTHER INSTRUMENTS, DOCUMENTS, AND AGREEMENTS EXECUTED AND DELIVERED IN CONNECTION WITH THIS AMENDMENT EMBODY THE FINAL, ENTIRE AGREEMENT AMONG THE PARTIES HERETO AND SUPERSEDE ANY AND ALL PRIOR COMMITMENTS, AGREEMENTS, REPRESENTATIONS, AND UNDERSTANDINGS, WHETHER WRITTEN OR ORAL, RELATING TO THIS AMENDMENT, AND MAY NOT BE CONTRADICTED OR VARIED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS, OR SUBSEQUENT ORAL AGREEMENTS OR DISCUSSIONS OF THE PARTIES HERETO.  THERE ARE NO ORAL AGREEMENTS AMONG THE PARTIES HERETO.

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 7

DALLAS2 1028852V4 46715-01241

Section 7.11

Amendment as a Loan Document.  This Amendment constitutes a Loan Document and any failure of any Loan Party to comply with the terms and conditions of this Amendment shall result in a Default under the Credit Agreement.

Section 7.12

Notice and Revision to Schedule.  Within three Business Days after the consummation of the Foreign Stock Purchases, the Borrowers will deliver notice to the Agent of the consummation of the Foreign Stock Purchases.  Upon consummation of the Foreign Stock Purchases, in the “Other Foreign Subsidiaries” portion of Schedule 6.5 of the Credit Agreement, the percentage “51%” reflected under the “Ownership” column with respect to each of the Acquisition Subsidiaries shall be amended to read 100%.

Section 7.13

Governmental Certificates.  Within 30 days of the Amendment Date, the Loan Parties shall have delivered to the Agent certificates of the appropriate governmental officials of the state of incorporation of each of the Loan Parties certifying as to such Loan Party’s existence and good standing.

Section 7.14

Effect of Amendment.  The effect of the waiver contained in Section 3.1 of this Amendment is expressly limited as provided therein, and in order to induce the Agent and the Lenders to agree to such waiver, each Loan Party agrees that such waiver shall not constitute or be deemed a waiver of any other Event of Default, now existing or hereafter arising, or a waiver of any rights or remedies arising as a result of any such other Event of Default.  No consent or waiver, express or implied, by the Agent or any Lender to or for any breach of or deviation from any covenant, condition, or duty by any Loan Party shall be deemed a consent or waiver to or of any other breach of the same or any other covenant, condition, or duty.  Each Loan Party (individually, a “subject Loan Party”) hereby (a) consents to the execution and delivery of this Amendment by the other Loan Parties, (b) agrees that this Amendment shall not limit or diminish the obligations of the subject Loan Party under its certain Loan Documents delivered in connection with the Credit Agreement, executed or joined in by the subject Loan Party and delivered to the Agent, (c) reaffirms the subject Loan Party’s obligations under each of such Loan Documents, and (d) agrees that each of such Loan Documents remains in full force and effect and is hereby ratified and confirmed.

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 8

DALLAS2 1028852V4 46715-01241

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers in several counterparts effective as of the Effective Date specified in the introductory paragraph hereof.

LOAN PARTIES:

EGL, INC.

By:
Name:
Title:

By:
Name:
Title:

ALROD INTERNATIONAL, INC.

By:
Name:
Title:

CIRCLE AIRFREIGHT JAPAN, LTD.

By:
Name:
Title:

EGL OVERSEAS CORP. (formerly known as Circle Overseas Corp.)

By:
Name:
Title:

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 9

DALLAS2 1028852V4 46715-01241

CIRCLE INTERNATIONAL GROUP, INC.

By:
Name:
Title:

CIRCLE INTERNATIONAL HOLDINGS, INC.

By:
Name:
Title:

CIRCLE INTERNATIONAL, INC.

By:
Name:
Title:

EAGLE MARITIME SERVICES, INC.

By:
Name:
Title:

By:
Name:
Title:

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 10

DALLAS2 1028852V4 46715-01241

EAGLE PARTNERS, L.P.

By:

EUSA HOLDINGS, INC.,

its General Partner

By:
Name:
Title:

EAGLE USA IMPORT BROKERS, INC.

By:
Name:
Title:

EGL (CANADA) HOLDING COMPANY, INC.

By:
Name:
Title:

EGL DELAWARE LIMITED LIABILITY COMPANY

By:
Name:
Title:

By:
Name:
Title:

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 11

DALLAS2 1028852V4 46715-01241

EGL EAGLE GLOBAL LOGISTICS, LP

By:

EGL MANAGEMENT, LLC,

its Sole General Partner

By:
Name:
Title:

By:
Name:
Title:

EGL MANAGEMENT, LLC

By:
Name:
Title:

By:
Name:
Title:

EUSA HOLDINGS, INC.

By:
Name:
Title:

EUSA PARTNERS, INC.

By:
Name:
Title:

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 12

DALLAS2 1028852V4 46715-01241

HARPER ROBINSON & CO., INC.

By:
Name:
Title:

MAX GRUENHUT INTERNATIONAL, INC.

By:
Name:
Title:

EGL EAGLE GLOBAL LOGISTICS (CANADA) CORP.

By:
Name:
Title:

SELECT CARRIER GROUP LLC

By:
Name:
Title:

SCG, THE SELECT CARRIER GROUP L.P.

By:

Select Carrier Group LLC,

its sole General Partner

By:
Name:
Title:

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 13

DALLAS2 1028852V4 46715-01241

AGENT:

BANK OF AMERICA, N.A.

By:
Name:
Title:

LENDERS:

BANK OF AMERICA, N.A.

By:
Name:
Title:

PNC BANK, NATIONAL ASSOCIATION

By:
Name:
Title:

TRANSAMERICA BUSINESS CAPITAL CORPORATION

By:
Name:
Title:

CONSENT AND FOURTH AMENDMENT TO CREDIT AGREEMENT - Page 14

DALLAS2 1028852V4 46715-01241

EGL, INC.

SCHEDULE A-1

TO

CONSENT, WAIVER, AND FOURTH AMENDMENT TO CREDIT AGREEMENT

AND MODIFICATION TO LOAN DOCUMENTS

Commitments

Lender Name	Commitment
Bank of America, N.A.	$49,000,000
PNC Bank, National Association	$30,000,000
Transamerica Business Capital Corporation	$21,000,000

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

May 10, 2004

By:

/s/ James R. Crane

__________________

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

May 10, 2004

By:

/s/ Elijio V. Serrano

___________________

Elijio V. Serrano

Chief Financial Officer

EGL, INC.

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of EGL, Inc. (the “Company”) for the quarterly period ended March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 10, 2004

By:

/s/ James R. Crane

_____________________

James R. Crane

Chief Executive Officer

Date:  May 10, 2004

By:

/s/ Elijio V. Serrano

_____________________

Elijio V. Serrano

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to EGL, Inc. and will be retained by EGL, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.