Form 10-Q
period 2004-06-30
EGL INC
filed 2004-08-09
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

YES   X      NO ____

At August 2, 2004 the number of shares outstanding of the registrant’s common stock was 44,695,800 (net of 944,376 treasury shares).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 71,675	$ 95,916
Restricted cash	14,259	13,567
Short-term investments and marketable securities	597	543
Trade receivables, net of allowance of $11,855 and $12,342	489,405	447,353
Other receivables	18,943	19,453
Deferred income taxes	10,443	10,710
Income taxes receivable	-	2,349
Other current assets	25,828	24,363
Total current assets	631,150	614,254
Property and equipment, net	170,461	164,038
Investments in unconsolidated affiliates	41,095	38,957
Goodwill	108,749	96,209
Deferred income taxes	5,154	3,624
Other assets, net	27,041	27,156
Total assets	$ 983,650	$ 944,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 315,324	$ 268,354
Accrued salaries and related costs	50,048	41,470
Accrued merger restructuring costs	2,690	6,474
Current portion of notes payable	24,305	13,017
Income taxes payable	2,907	269
Accrued selling, general and administrative expenses and other liabilities	64,341	55,034
Total current liabilities	459,615	384,618
Long-term notes payable	109,487	114,407
Deferred income taxes	12,362	10,911
Other noncurrent liabilities	18,469	12,906
Total liabilities	599,933	522,842
Minority interests	619	6,800
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 45,584 and 48,415 shares issued; 44,636 and 47,432 shares outstanding	46	48
Additional paid-in capital	105,336	153,051
Retained earnings	316,778	298,091
Accumulated other comprehensive loss	(22,485)	(19,601)
Unearned compensation	(347)	(156)
Treasury stock, 948 and 983 shares held	(16,230)	(16,837)
Total stockholders’ equity	383,098	414,596
Total liabilities and stockholders’ equity	$ 983,650	$ 944,238

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Six Months Ended June 30,
	2004	2003
Revenues	$ 1,227,017	$ 1,010,513
Cost of transportation	817,983	657,417
Net revenues	409,034	353,096
Operating expenses:
Personnel costs	229,890	204,052
Other selling, general and administrative expenses	154,417	132,195
Operating income	24,727	16,849
Nonoperating income (expense), net	5,759	(1,951)
Income before provision for income taxes	30,486	14,898
Provision for income taxes	11,799	5,636
Net income	$ 18,687	$ 9,262

Basic earnings per share	$ 0.41	$ 0.20
Basic weighted-average common shares outstanding	45,819	47,110
Diluted earnings per share	$ 0.40	$ 0.20
Diluted weighted-average common shares outstanding	51,872	47,355

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended June 30,
	2004	2003
Revenues	$ 641,058	$ 526,863
Cost of transportation	432,397	341,333
Net revenues	208,661	185,530
Operating expenses:
Personnel costs	115,768	105,941
Other selling, general and administrative expenses	79,614	67,378
Operating income	13,279	12,211
Nonoperating income (expense), net	6,731	(1,809)
Income before provision for income taxes	20,010	10,402
Provision for income taxes	7,304	3,935
Net income	$ 12,706	$ 6,467

Basic earnings per share	$ 0.28	$ 0.14
Basic weighted-average common shares outstanding	44,744	47,154
Diluted earnings per share	$ 0.27	$ 0.14
Diluted weighted-average common shares outstanding	50,944	47,424

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 18,687	$ 9,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,030	15,377
Bad debt expense	2,601	4,457
Stock-based compensation expense	226	-
Deferred income tax expense	245	2,808
Tax benefit of stock options exercised	1,083	200
Equity in earnings of affiliates	(2,138)	(105)
Minority interests	314	636
Transfers to restricted cash	(759)	(3,286)
Gain on sale of unconsolidated affiliate	(6,738)	-
Other	365	(114)
Net effect of changes in working capital, net of assets acquired	26,347	(24,020)
Net cash provided by operating activities	57,263	5,215
Cash flows from investing activities:
Capital expenditures	(21,827)	(10,832)
Purchases of short-term investments	(54)	-
Proceeds from sales of other assets	749	540
Proceeds from sale-lease back transactions	-	1,158
Acquisitions of businesses, net of cash acquired	(19,416)	(21,084)
Proceeds from sale of unconsolidated affiliate	6,738	-
Collection of capital leases issued	346	-
Net cash used in investing activities	(33,464)	(30,218)
Cash flows from financing activities:
Borrowings on credit facilities, net	5,229	31
Repayment of financed insurance premiums, software licenses and maintenance, net	(2,198)	(4,553)
Repayment of capital leases	(371)	-
Repurchases of common stock	(59,079)	-
Issuance of common stock for employee stock purchase plan	319	272
Proceeds from exercise of stock options	10,150	1,247
Dividends paid to minority interest partners	(18)	(93)
Net cash used in financing activities	(45,968)	(3,096)
Effect of exchange rate changes on cash	(2,072)	(894)
Decrease in cash and cash equivalents	(24,241)	(28,993)
Cash and cash equivalents, beginning of the period	95,916	111,477
Cash and cash equivalents, end of the period	$ 71,675	$ 82,484

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Unearned compensation	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	48,415	$ 48	$ 153,051	$ 298,091	(983)	$ (16,837)	$ (19,601)	$ (156)	$ 414,596
Net income	-	-	-	18,687	-	-	-	-	18,687
Foreign currency translation adjustments	-	-	-	-	-	-	(2,884)	-	(2,884)
Issuance of shares under employee stock purchase plan	-	-	(42)	-	21	361	-	-	319
Repurchase and retirement of common stock	(3,402)	(3)	(59,076)	-	-	-	-	-	(59,079)
Exercise of stock options and restricted stock awards with related tax benefit	571	1	11,301	-	14	246	-	(315)	11,233
Stock-based compensation expense	-	-	102	-	-	-	-	124	226
Balance at June 30, 2004	45,584	$ 46	$ 105,336	$ 316,778	(948)	$ (16,230)	$ (22,485)	$ (347)	$ 383,098

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at June 30, 2004 and the results of its operations for the three and six months ended June 30, 2004 and its cash flows for the six months ended June 30, 2004.  Results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

Note 1 - Organization, operations and summary of significant accounting policies

EGL is a global transportation, supply chain management and information services company operating in one business segment and dedicated to providing flexible logistics solutions on a price competitive basis.  The Company’s services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services.  The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents.  The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, India, South America and South Pacific (see Note 11).

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation

The Company has seven stock-based employee compensation plans under which stock-based awards have been granted.  The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The intrinsic value method used by the Company generally results in no compensation expense being recorded for stock option grants made by the Company because those grants are typically made with option exercise prices substantially equal to fair market value at the date of option grant.  The application of the alternative fair value method under Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation,” which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee’s rights in the options vest.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income as reported	$ 18,687	$ 9,262	$ 12,706	$ 6,467
Add: Total stock-based compensation expense included in net income, net of tax	163	-	68	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1,620)	(2,403)	(715)	(955)
Pro forma net income	$ 17,230	$ 6,859	$ 12,059	$ 5,512
Earnings per share:
Basic-as reported	$ 0.41	$ 0.20	$ 0.28	$ 0.14
Basic-pro forma	0.38	0.15	0.27	0.12
Diluted-as reported	0.40	0.20	0.27	0.14
Diluted-pro forma	0.37	0.15	0.25	0.12

Comprehensive income (loss)

Components of comprehensive income (loss) are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Net income	$ 18,687	$ 9,262	$ 12,706	$ 6,467
Recognition in earnings of net deferred loss on swaps	-	114	-	112
Foreign currency translation adjustments	(2,884)	4,782	(3,530)	4,821
Comprehensive income	$ 15,803	$ 14,158	$ 9,176	$ 11,400

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (as amended, FIN 46R).  The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits—an amendment of FASB Statements No. 87, 88, and 106 (SFAS 132R).  SFAS 132R expanded the disclosure requirements for benefit plans to include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  Most of the additional disclosures required by SFAS 132R are effective for annual periods ending after December 31, 2003 and interim periods beginning after December 31, 2003, except for annual disclosures for foreign plans, in which annual disclosures are effective for periods ending after June 15, 2004.  All of the Company’s defined benefit plans are foreign plans and, accordingly, the Company has included the interim disclosures required by SFAS 132R in this quarterly report and will include the expanded annual disclosures beginning in its annual report for the year ending December 31, 2004.

Note 2 - Business combinations and acquisitions of minority interests

The Company acquired the outside ownership of one of its affiliates in France effective January 1, 2004.  Prior to the acquisition, the Company owned 50.7% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $10.2 million in cash, which included approximately $3.2 million to settle the minority interest liability and approximately $480,000 for a trademark license agreement effective through April 2007.

In June 2004, the Company acquired the outside ownership of its affiliates in Spain and Portugal from the former Chief Executive Officer of Circle International Group, Inc. (Circle).  Prior to the acquisition, the Company owned 51% of these entities and consolidated them for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $6.0 million in cash, which included approximately $1.9 million to settle the minority interest liability.

The Company recognized $10.7 million in goodwill in connection with these acquisitions, based on preliminary valuations of intangible assets acquired.  The value assigned to goodwill and intangible assets, and amortization of those intangible assets, is subject to change pending completion of third party valuations.  The Company’s lenders consented to these acquisitions under the Fourth Amendment to the Restated Credit Facility, dated March 12, 2004.

In addition, in connection with its 2003 acquisition of Miami International Forwarders (MIF), in April 2004 the Company made a $3.2 million payment to the seller due to the achievement of specified post-acquisition performance criteria.  This payment was recorded as an increase in goodwill in the condensed consolidated balance sheet.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the three and six months ended June 30, 2004 and 2003.  Diluted earnings per share includes potential dilution that could occur if options to issue common stock were exercised or convertible debt was exchanged for common stock.  Stock options and shares related to the convertible notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented.

The table below presents information necessary to calculate basic and diluted net earnings per common share (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net income—used in basic earnings per common share	$ 18,687	$ 9,262	$ 12,706	$ 6,467
Interest expense on convertible notes, net of tax	1,840	-	920	-
Net income—used in diluted earnings per common share	$ 20,527	$ 9,262	$ 13,626	$ 6,467

Weighted average common shares outstanding—used in basic earnings per common share	45,819	47,110	44,744	47,154
Net dilutive potential common shares issuable:
On exercise of options	317	245	464	270
On conversion of convertible notes	5,736	-	5,736	-
Weighted average common shares and dilutive potential common shares used in diluted earnings per common share	51,872	47,355	50,944	47,424

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Net dilutive potential common shares issuable:
On exercise of options - exercise price greater than average market price during period	2,854	4,302	1,798	4,179
On conversion of convertible notes	-	5,736	-	5,736

Note 4 - Merger restructuring and non-merger facility costs

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

The Company also maintains facility accruals for certain international and domestic locations in which leased facilities are no longer used due to consolidation into new facilities and changing business needs.  The changes in these accruals during the six months ended June 30, 2004 and the remaining unpaid accrued charges as of December 31, 2003 and June 30, 2004 are as follows (in thousands):

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Accrued Liability at December 31, 2003	Income Statement Charge (Benefit)	Payments/ Reductions	Foreign Currency Translation	Accrued Liability at June 30, 2004

Merger restructuring:
Severance costs	$ 451	$ -	$ -	$ -	$ 451
Future lease obligations, net of subleasing	6,023	(1,627)	(2,175)	18	2,239
Total merger restructuring	6,474	(1,627)	(2,175)	18	2,690
Non-merger restructuring future lease obligations, net of subleasing	-	7,423	-	-	7,423
	$ 6,474	$ 5,796	$ (2,175)	$ 18	$ 10,113

Future lease obligations consist of the Company’s remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  Non-merger restructuring facility accruals are included in other liabilities and other non-current liabilities on the condensed consolidated balance sheet.

During the second quarter of 2004, the Company increased its facilities accruals by $7.4 million.  In North America, the Company consolidated three facilities in Miami to its new facility, which was completed in late 2003.  The Company subleased one of the facilities in the second quarter of 2004 for less than its remaining obligation and accrued the net amount of lease payments it expects to pay over the remaining lease term.  In Europe, the Company also accrued additional lease expense on a vacant facility due to unfavorable market conditions near the facility.  These increases were offset by the release of a $1.6 million accrual for a facility in Houston as the Company decided to utilize that facility as a result of increased domestic operations and logistics business in 2004.

Amounts recorded for future lease obligations are net of approximately $23.1 million in anticipated future recoveries from actual sublease agreements and $7.0 million from expected sublease agreements as of June 30, 2004.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of June 30, 2004 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2004 to 2025 and sublease agreements expire from 2004 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 - Notes payable

Notes payable consisted of the following (in thousands):

	As of
	June 30, 2004	December 31, 2003

Convertible subordinated notes	$ 100,000	$ 100,000
Borrowings on domestic credit facility	6,883	-
Borrowings on international credit facilities	6,029	1,503
Note payable to seller	5,000	10,000
Financed insurance premiums	2,199	3,846
Financed software licenses and maintenance	4,345	4,237
Financed vehicles	4,719	2,633
Other notes payable	4,617	5,205
Total notes payable	133,792	127,424

Current portion of notes payable	24,305	13,017
Long-term notes payable	$ 109,487	$ 114,407

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

The notes are convertible at any time up to four trading days prior to maturity into shares of common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact the Company’s diluted earnings per share calculation by approximately 5.7 million shares.  As of June 30, 2004, the estimated fair value of these notes was $155.8 million.

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

Domestic credit facility

Effective December 20, 2001, the Company amended and restated its existing credit facility which was amended most recently as of March 12, 2004 (Restated Credit Facility).  The Restated Credit Facility is with a syndicate of three financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on December 20, 2004.  The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

-

$100 million, or

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The maximum amount that the Company can borrow at any particular time may be less than the amount of its revolving credit line because the Company is required to maintain a specified amount of borrowing availability under the Restated Credit Facility based on the Company’s eligible borrowing base.  The required amount of borrowing availability is $25 million.  The amount of borrowing availability is determined by subtracting the following from the Company’s eligible borrowing base:  (a) the Company’s borrowings under the Restated Credit Facility; and (b) the Company’s accounts payable and the accounts payable of substantially all of its domestic subsidiaries and its Canadian operating subsidiary that remain unpaid more than the longer of (i) sixty days from their respective invoice dates or (ii) thirty days from their respective due dates.

The Restated Credit Facility includes a $50 million letter of credit subfacility.  The Company had $30.4 million in letters of credit and standby letters of credit (see Note 6) outstanding and $6.9 million drawn as of June 30, 2004 under this facility.  The collateral value associated with the revolving credit line at June 30, 2004 was $213.6 million, which exceeds the maximum revolving credit line of $100 million.  Therefore, the Company had available, unused borrowing capacity of $62.7 million as of June 30, 2004.

For each tranche of principal borrowed under the revolving credit line, the Company may elect an interest rate of either LIBOR plus an applicable margin of 2.00% to 2.75% that varies based upon availability under the line, or the prime rate announced by the Bank, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.  The interest rate on amounts borrowed under the revolving credit line as of June 30, 2004 was 4.0%.

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

The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of the Company’s assets, and is guaranteed by substantially all of the Company’s domestic subsidiaries and the Company’s Canadian operating subsidiary.  In addition, the Company will be subject to additional restrictions, including restrictions with

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

respect to distributions and asset dispositions if the Company’s eligible borrowing base falls below $40 million.  Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in the Company’s operations, assets or financial condition or its ability to perform under the Restated Credit Facility or that of any of the Company’s domestic subsidiaries or its Canadian operating subsidiary.

The Restated Credit Facility expires in December 2004 and the Company expects to extend or replace the facility before its expiration.  Borrowings under the Restated Credit Facility as of June 30, 2004 are included in current portion of notes payable in the condensed consolidated balance sheet.  The Company has a commitment letter to arrange a $150 million revolving credit facility and expects to have a new facility in place during the third quarter of 2004.  However, the Company cannot provide assurance that additional financing will be available to it on acceptable terms, or at all.

International credit facilities and other notes payable

Borrowings under international bank lines of credit are generally renewed upon expiration.  The note payable to seller is payable to the former owners of MIF, is non-interest bearing and is payable in two equal payments of $5.0 million in April 2004 and 2005.  The first installment was paid in April 2004.  Financed insurance premiums are payable in monthly installments of approximately $274,000 each through February 2005.  Financed software licenses and maintenance are payable in quarterly installments of approximately $561,000 each through April 2006.  Loans for financed vehicles are payable in monthly payments totaling approximately $77,000 through June 2009 and have implied interest rates averaging 6.4%.

Note 6 – Guarantees

The Company guarantees certain financial liabilities, the majority of which relate to the Company’s freight forwarding operations.  The Company, in the normal course of business, is required to guarantee certain amounts related to customs bonds and services received from airlines.  These types of guarantees are usual and customary in the freight forwarding industry.  The Company operates as a customs broker and prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, facilitates the payment of import duties on behalf of the importer and arranges for payment of collect freight charges.  The Company also assists the importer in obtaining the most advantageous commodity classifications and in qualifying for duty drawback refunds.  The Company also arranges for surety bonds for importers.

The Company secures guarantees primarily by three methods:  a $50 million standby letter of credit subfacility (Note 5), surety bonds and security time deposits which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA-related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of June 30, 2004, total IATA related guarantees, customs bonds and other working capital credit line facilities were approximately $90.6 million.  Approximately $54.8 million of guarantees, customs bonds and borrowings against credit facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $15.1 million which were recorded as liabilities on the Company’s condensed consolidated balance sheet.

Additionally, at June 30, 2004, the Company had guaranteed certain other financial liabilities related to unconsolidated affiliates and business acquisitions as detailed below.

In connection with the Company’s investment in TDS Logistics, Inc. (TDS), the Company caused a standby letter of credit to be issued in favor of a creditor for TDS to assist TDS with its financing needs.  As of June 30, 2004,

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

TDS had a $5.0 million credit facility supported by the Company’s $2.0 million standby letter of credit and standby letters of credit from other TDS investors.  As of June 30, 2004, TDS had $2.6 million in borrowings outstanding against the facility.

In connection with its 2003 acquisition of MIF, in April 2004 the Company made a $3.2 million payment to the seller due to the achievement of specified post-acquisition performance criteria.  The Company is contingently liable for an additional earnout payment of up to $4.0 million in cash to be paid in April 2005 if certain post-acquisition performance criteria are achieved.  Contingent payments are recorded at the time that the amounts of the payments are determinable by the Company.

In addition, the Company has entered into indemnification agreements with certain officers and directors of the Company.

Note 7 – Share repurchase program

On February 25, 2004, the Company adopted a stock repurchase program (the Program) to repurchase up to $15 million of our common stock over the 120 days following adoption of the Program.  On March 5, 2004, the Board of Directors approved an increase in the maximum amount of shares to be repurchased from $15 million to up to $65 million of the Company’s common stock and extended the Program for an additional 120 days.  As of June 30, 2004, the Company had repurchased and 3.4 million shares at an average price of $17.37 per share for approximately $59.1 million.  The stock repurchase program expired on July 3, 2004 and the Company did not repurchase any of its outstanding common stock in July.

Note 8 - Contingencies

EEOC legal settlement

On October 2, 2001, the U.S. Equal Employment Opportunity Commission (the EEOC) and EGL announced the filing of a Consent Decree settlement.  This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge.  The EEOC’s Commissioner’s Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2003.  Under the Consent Decree, the Company agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund).  This Leadership Development Program will provide training and educational opportunities for women and minorities already employed by the Company and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, the Company has not made any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Consent Decree.  During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which included the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.  During the third and fourth quarters of 2003, the Company reversed $1.4 million of the accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts initially estimated and for payroll taxes the Company will not be required to pay.

The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  The Company made an initial deposit of $2.5 million to the Class Fund within 30 days after the Consent Decree was approved and was required to fund the remaining $6.0 million of the Class Fund in equal installments of $2.0 million each on or before the fifth day of the first month of the calendar quarter

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(January 5th, April 5th and October 5th) immediately after the effective date of the Consent Decree.  The Leadership Development Fund was funded fully at the time of the first quarterly payment as discussed above.  The Company made the final required payment to the Class Fund in September 2003.  Through June 30, 2004, approximately $100,000 has been used for restricted purposes as defined by the Consent Decree settlement.  As of June 30, 2004, the $8.9 million contributed to the Leadership Development Fund and Class Fund is included as restricted cash in the accompanying condensed consolidated balance sheet.  Total related accrued liabilities included in the accompanying condensed consolidated balance sheet at June 30, 2004 were $10.0 million.

Of the eight named plaintiffs who filed suit against the Company in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against the Company.  The claims of one of the named plaintiffs have been dismissed by the court.  The remaining six individuals who werenamed Plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree.  The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify.  Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC.  To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend itself against their allegations.  The Company currently expects to prevail in its defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on the Company’s financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in the Company’s working capital and liquidity and recognition of an additional charge in the Company’s consolidated statement of operations.

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

Federal income tax audit

The Internal Revenue Service is conducting an audit of the Company’s federal income tax returns from fiscal years 2000 to 2001.  Management believes the Company has filed such returns in accordance with applicable tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Six Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003

Benefit cost for defined contribution plans	$ 903	$ 371	$ 636	$ 267

Net benefit cost for defined benefit plans:
Service cost	$ 953	$ 927	$ 508	$ 383
Interest cost	861	721	453	316
Expected return on plan assets	(772)	(618)	(412)	(250)
Amortization of prior service cost	178	147	92	78
Net pension enhancement and curtailment/ settlement expense	(4)	(3)	(2)	3
Net benefit cost for defined benefit plans	$ 1,216	$ 1,174	$ 639	$ 530
Contributions to benefit plans	$ 2,630	$ 3,552	$ 1,320	$ 842

Estimated contributions to defined contribution and defined benefit plans for the period of July 1 to December 31, 2004 are approximately $2.2 million.

Note 10 – Related party transactions

Investment in Miami Air International, Inc.

In July 2000, the Company purchased 24.5% of the outstanding common stock of Miami Air for approximately $6.3 million in cash.  In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including the Company, James R. Crane, Chairman of the Board and Chief Executive Officer of EGL, and Frank J. Hevrdejs, a member of the Company’s Board of Directors.  Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash.

In May 2004, the Company sold its investment in Miami Air to an unrelated party for approximately $6.7 million in cash.  The Company had written off its investment in Miami Air in the first quarter of 2002.  The sale resulted in a gain of $6.7 million, which is included in nonoperating income in the condensed consolidated statement of operations.  The sale was completed at a 7% gain over the Company’s original investment.  As a result of the sale, the Company was released as guarantor of Miami Air’s letter of credit and terminated the $3.0 million standby letter of credit for Miami Air.  The Company no longer has a relationship with Miami Air.

EGL Subsidiaries in Spain and Portugal

In April 1999, Circle sold a 49% interest in two previously wholly-owned subsidiaries in Spain and Portugal to Peter Gibert, the former chief executive officer of Circle.  Mr. Gibert served as managing director of both subsidiaries and was one of the Company’s directors in 2000 and 2001 and resigned from the Company’s Board of Directors in May 2002.  The Company deferred the recognition of the $866,000 gain on this transaction and recorded this amount in minority interest.  In June 2004, the Company acquired Mr. Gibert’s 49% interest in each of the two subsidiaries for a purchase price of approximately $6.0 million in cash.  The purchase price included Mr. Gibert’s share of undistributed earnings of the subsidiaries up to the acquisition date.  As a result of the Company’s acquisition, Mr. Gibert no longer owns any interest in either subsidiary.  In connection with the acquisition of Mr. Gibert’s interest, the Company reversed the $866,000 gain deferred in April 1999, with no impact on the Company’s results of operations.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consulting Agreement

In connection with Mr. Gibert stepping down as chief executive officer of Circle and relocating to Spain in 1999, Mr. Gibert entered into a consulting agreement with Circle pursuant to which he agreed to provide his marketing, strategic planning, acquisition, training and other assistance as reasonably requested wherever Circle has operations, other than the United States, Spain and Portugal.  The consulting agreement expired on May 31, 2004.

Aircraft usage payments

In conjunction with the Company’s business activities, the Company periodically utilizes aircraft owned by entities controlled by Mr. Crane.  The Company is charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the six months ended June 30, 2004 and 2003, respectively, the Company reimbursed the entities controlled by Mr. Crane approximately $811,000 and $186,000 for hourly usage of the plane.  During the three months ended June 30, 2004 and 2003, respectively, the Company reimbursed the entities controlled by Mr. Crane approximately $293,000 and $59,000, respectively, for hourly usage of the plane.

Source One Spares

Mr. Crane is a director and 24.9% shareholder of Source One Spares, Inc., a company specializing in the “just in time” delivery of overhauled flight control, actuation and other rotable airframe components to commercial aircraft operators around the world.  In 2003, the Company subleased a portion of its warehouse space in Houston, Texas and London, England to Source One Spares on a month to month basis and provided freight forwarding services.  During the three and six months ended June 30, 2003, rental income from Source One Spares was approximately $41,000 and $95,000, respectively.  During the six months ended June 30, 2003, the Company billed Source One Spares approximately $7,000 for freight forwarding services.  No billings were made during the three months ended June 30, 2003.  No rental income or billings were made during the three and six months ended June 30, 2004.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Eliminations	Consolidated
Six months ended June 30, 2004:
Total revenues	$ 615,972	$ 41,867	$ 282,188	$ 319,026	$ (32,036)	$ 1,227,017
Transfers between divisions	(10,568)	(2,903)	(9,777)	(8,788)	32,036	-
Revenues from customers	$ 605,404	$ 38,964	$ 272,411	$ 310,238	$ -	$ 1,227,017
Total net revenues	$ 252,271	$ 8,738	$ 93,297	$ 54,728	$ -	$ 409,034
Intercompany (profits) losses	3,352	(1,856)	(4,063)	2,567	-	-
Net revenues	$ 255,623	$ 6,882	$ 89,234	$ 57,295	$ -	$ 409,034
Income before taxes	$ 14,902	$ 748	$ 4,278	$ 10,558	$ -	$ 30,486

Six months ended June 30, 2003:
Total revenues	$ 533,552	$ 46,714	$ 217,018	$ 239,581	$ (26,352)	$ 1,010,513
Transfers between divisions	(8,242)	(3,068)	(7,421)	(6,968)	25,699	-
Revenues from customers	$ 525,310	$ 43,646	$ 209,597	$ 232,613	$ (653)	$ 1,010,513
Total net revenues	$ 225,975	$ 8,067	$ 74,383	$ 45,028	$ (357)	$ 353,096
Intercompany (profits) losses	4,238	(2,278)	(3,647)	1,687	-	-
Net revenues	$ 230,213	$ 5,789	$ 70,736	$ 46,715	$ (357)	$ 353,096
Income (loss) before taxes	$ 7,487	$ 922	$ (2,198)	$ 8,698	$ (11)	$ 14,898

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Eliminations	Consolidated
Three months ended June 30, 2004:
Total revenues	$ 318,259	$ 23,257	$ 145,183	$ 170,916	$ (16,557)	$ 641,058
Transfers between divisions	(5,375)	(1,490)	(5,179)	(4,513)	16,557	-
Revenues from customers	$ 312,884	$ 21,767	$ 140,004	$ 166,403	$ -	$ 641,058
Total net revenues	$ 129,542	$ 4,579	$ 45,896	$ 28,644	$ -	$ 208,661
Intercompany (profits) losses	1,574	(821)	(2,216)	1,463	-	-
Net revenues	$ 131,116	$ 3,758	$ 43,680	$ 30,107	$ -	$ 208,661
Income before taxes	$ 11,825	$ 357	$ 2,099	$ 5,729	$ -	$ 20,010

Three months ended June 30, 2003:
Total revenues	$ 277,275	$ 22,918	$ 112,200	$ 128,118	$ (13,648)	$ 526,863
Transfers between divisions	(4,128)	(1,659)	(3,642)	(3,746)	13,175	-
Revenues from customers	$ 273,147	$ 21,259	$ 108,558	$ 124,372	$ (473)	$ 526,863
Total net revenues	$ 119,361	$ 4,181	$ 38,572	$ 23,593	$ (177)	$ 185,530
Intercompany (profits) losses	2,231	(1,252)	(1,727)	748	-	-
Net revenues	$ 121,592	$ 2,929	$ 36,845	$ 24,341	$ (177)	$ 185,530
Income (loss) before taxes	$ 6,390	$ 98	$ (531)	$ 4,456	$ (11)	$ 10,402

Revenues from transfers between divisions represent approximate amounts that would be charged if an unaffiliated company provided the services.  Revenues and expenses for geographic divisions include 100 percent of

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

amounts for unconsolidated affiliates directly involved in freight forwarding activities.  In 2003, the amounts above include revenues and expenses from our affiliate in Turkey, prior to our acquisition of the minority interest in the affiliate in October 2003.  Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues and revenues and expenses for unconsolidated affiliates.  Income (loss) before taxes includes profits (losses) on intercompany transactions.  Revenues and net revenues by division for the three and six months ended June 30, 2003 have been restated from previously reported amounts to include intradivision revenues as well as revenues and expenses from an unconsolidated affiliate.  These reclassifications had no impact on consolidated net revenues.

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Consolidated

Balance at June 30, 2004	$ 588,326	$ 26,053	$ 211,670	$ 157,601	$ 983,650
Balance at December 31, 2003	$ 557,940	$ 28,534	$ 195,771	$ 161,993	$ 944,238

EGL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected certain aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 included in this quarterly report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-27288).

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

We achieved gross revenues of $641 million for the quarter ended June 30, 2004, a 22% increase over gross revenues of $527 million in the second quarter of 2003.  Our financial position was strengthened by record net revenues in the second quarter of 2004, including the continued improvement in our U.S. overnight product.

Our results of operations, cash flows and financial position for the second quarter of 2004 reflect, among other things, the following:

-

Leveraging our global network to increase volumes across all service offerings and geographic regions;

-

Improving U.S. priority product market coupled with continued expansion of deferred shipments within the North America forwarding market;

-

Eliminating the Miami Air investment and certain overseas joint ventures;

-

Improving working capital management to increase cash flow from operating activities;

-

Increasing facilities accruals for vacant facilities in the U.S. and the United Kingdom;

-

Concluding our share repurchase program; and

-

Continuing the deployment of information technology systems globally.

Leveraging our global network.  Our merger with Circle in 2000 established a global network for our services.  Building off of record high net revenues in the first quarter of 2004, we leveraged our global network and our ability to cross-sell services to increase volumes for all of our service offerings in the second quarter of 2004 which increased gross and net revenues to new highs for the Company.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.  The efficiency of our services improved as we have consolidated most duplicate facilities.  We have been able to successfully leverage the relationships of our U.S.-based multinational customers as they ramp up production overseas on the strength of the U.S. economy and a recovering European economy.  As a result, the growth in our international volumes has gained significant traction.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

North America forwarding market.  While deferred shipment (third through fifth day) volumes continued to increase in the second quarter of 2004, priority (next flight out, next day or second day time definite) volumes declined 1% in the second quarter of 2004 versus a decline of 11% in the first quarter of 2004.  This improvement in domestic shipment volumes added significantly to our increase in gross revenues during the quarter and our ability to strengthen our results of operations.  Our second quarter results highlight the ability of our low cost domestic model to generate domestic growth with a mix of priority and deferred shipments.  Management believes that if the economy continues to recover, shipment of products will be expedited and inventory levels will continue to build as customers gain more confidence in the economic recovery.

Eliminating Miami Air investment and joint ventures.  During the second quarter of 2004, we sold our investment in Miami Air in exchange for approximately $6.7 million in cash.  As a result of the sale, we were released as guarantor of Miami Air’s letter of credit and terminated the $3.0 million standby letter of credit for Miami Air.  We no longer have a relationship with Miami Air.  In addition, we acquired the remaining interests in joint ventures in France, Spain and Portugal (the latter two from the former chief executive officer of Circle) during the quarter.  As a result, we eliminated the joint venture structure in Europe that was a remnant of the merger with Circle and will retain 100% of the profits in Europe going forward.

Cash flow from operations.  Cash flow from operations was $57 million for the six months ended June 30, 2004, including $21 million generated in the second quarter, reflecting stronger earnings and improved management of our working capital, particularly vendor credit terms and the timing of vendor payments.

Increasing facilities accruals.  During the second quarter of 2004, we increased our facilities accruals by $7.4 million.  In North America, we consolidated three facilities in Miami to our new facility, which was completed in late 2003.  We subleased one of the facilities for less than our remaining obligation and accrued the net amount of lease payments we expect to pay over the remaining lease term.  In Europe, we also accrued additional lease expense on a vacant facility due to unfavorable market conditions near the facility.  These increases were offset by the release of a $1.6 million accrual for a facility in Houston as we now expect to utilize that facility for increased domestic operations and logistics business.

Share repurchase program.  On February 25, 2004, we adopted a stock repurchase program to repurchase up to $15 million of our common stock over the 120 days following the adoption of the share repurchase program.  On March 5, 2004, the Board of Directors approved an increase in the maximum amount of shares to be repurchased from $15 million to up to $65 million of the Company’s common stock and extended the share repurchase program for an additional 120 days.  As of June 30, 2004, we had repurchased and retired 3.4 million shares at an average price of $17.37 per share for $59.1 million in total.  The stock repurchase program expired on July 3, 2004 and we did not repurchase any of our outstanding common stock in July.

Global deployment of information technology systems.  In the second quarter, we continued the global deployment of our EGL Vision suite of technologies – Logistics Vision, Financial Vision and People Vision.  “Logistics Vision” is the freight forwarding system that allows a seamless flow of data across the globe, eliminating duplicate data entry on multiple systems.  “Financial Vision” is the Oracle-based financial system that allows global visibility of financial results, streamlined financial reporting and the ability to automate intercompany accounting and settlements.  “People Vision” is the Oracle-based human resources application that allows global visibility to employee tracking, training and development.  The global deployment of EGL Vision will continue into next year.

We expect our focus in the third quarter and for the remainder of 2004 will be to improve upon priority product shipment counts, streamline processes through our global deployment of our financial, operational and human resources information technology systems and continue to leverage our North America infrastructure.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Results of Operations

	Six Months Ended June 30,
	2004		2003
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 797,369	65.0	$ 674,859	66.8
Ocean freight forwarding	173,088	14.1	134,862	13.3
Customs brokerage and other	256,560	20.9	200,792	19.9
Revenues	$ 1,227,017	100.0	$ 1,010,513	100.0
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 236,746	29.7	$ 205,472	30.4
Ocean freight forwarding	36,396	21.0	30,262	22.4
Customs brokerage and other	135,892	53.0	117,362	58.4
Net revenues	$ 409,034	33.3	$ 353,096	34.9
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	229,890	56.2	204,052	57.8
Other selling, general and administrative expenses	154,417	37.8	132,195	37.4
Operating income	24,727	6.0	16,849	4.8
Nonoperating income (expense), net	5,759	1.5	(1,951)	(0.6)
Income before provision for income taxes	30,486	7.5	14,898	4.2
Provision for income taxes	11,799	2.9	5,636	1.6
Net income	$ 18,687	4.6	$ 9,262	2.6

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues increased $216.5 million, or 21.4%, to $1,227.0 million in the six months ended June 30, 2004 compared to $1,010.5 million in the six months ended June 30, 2003 due to increases from all product lines.  Net revenues, which represent revenues less freight transportation costs, increased $55.9 million, or 15.8%, to $409.0 million in the six months ended June 30, 2004 compared to $353.1 million in the six months ended June 30, 2003 due to increases in both air freight forwarding and customs brokerage and other net revenues followed by modest increases in ocean freight forwarding net revenues.  Net revenue margins of 33.3% declined by 161 basis points from the first six months of 2003 reflecting a decrease in import margins and a slight decline in ocean margins.  Our international revenues and costs also increased over prior year due to the effects of translating amounts to the U.S. dollar.

Air freight forwarding revenues.  Air freight forwarding revenues increased $122.5 million, or 18.2%, to $797.4 million in the six months ended June 30, 2004 compared to $674.9 million in the six months ended June 30, 2003

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

primarily due to volume increases in Asia Pacific, North America and Europe/Middle East, offset by decreases in South America.  This growth is primarily from improvements in domestic shipment volumes and international charter activity.  Air freight forwarding net revenues increased $31.2 million, or 15.2%, to $236.7 million in the six months ended June 30, 2004 compared to $205.5 million in the six months ended June 30, 2003.  Air freight forwarding margins decreased to 29.7% for the six months ended June 30, 2004 compared to 30.4% for the six months ended June 30, 2003, primarily due to declines in North America and Asia Pacific due to higher volume levels in certain trade lanes that carry a lower margin and increased international charter activity.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $38.2 million, or 28.3%, to $173.1 million in the six months ended June 30, 2004 compared to $134.9 million in the six months ended June 30, 2003.  The increase in revenues was principally due to volume increases in all geographic divisions due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.  Ocean freight forwarding net revenues increased $6.1 million, or 20.1%, to $36.4 million in the six months ended June 30, 2004 compared to $30.3 million in the six months ended June 30, 2003 primarily due to increases in North America.  Ocean freight forwarding margins, however, decreased to 21.0% in the six months ended June 30, 2004 compared to 22.4% in the six months ended June 30, 2003 due to a combination of rising costs and increasing capacity constraints.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $55.8 million, or 27.8%, to $256.6 million in the six months ended June 30, 2004 compared to $200.8 million in the six months ended June 30, 2003 due to multiple projects in North America and a $2.8 million termination fee for a logistics project in Europe.  Customs brokerage and other net revenues increased by $18.5 million, or 15.8%, to $135.9 million in the six months ended June 30, 2004 compared to $117.4 million in the six months ended June 30, 2003.  Customs brokerage and other margins, however, decreased to 53.0% for the six months ended June 30, 2004 compared to 58.4% for the six months ended June 30, 2003 primarily due to lower margins in Asia Pacific and North America.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $25.8 million, or 12.6%, to $229.9 million in the six months ended June 30, 2004 compared to $204.1 million in the six months ended June 30, 2003.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange effects.  As a percentage of net revenues, personnel costs were 56.2% in the six months ended June 30, 2004 compared to 57.8% in the six months ended June 30, 2003.  Our average headcount increased only 4.4% compared to a 21.4% increase in gross revenues.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $22.2 million, or 16.8%, to $154.4 million in the six months ended June 30, 2004 compared to $132.2 million in the six months ended June 30, 2003.  As a percentage of net revenues, other selling, general and administrative expenses increased slightly to 37.8% for the six months ended June 30, 2004 compared to 37.4% for the same period in 2003.  The increase in other selling, general and administrative expenses is primarily due to increased facility accruals.  We increased our facilities accruals by $7.4 million during the second quarter of 2004 for vacant facilities in North America and Europe.  In North America, we consolidated three facilities to our new facility in Miami, which was completed in late 2003.  We subleased one of the facilities for less than our remaining obligation and accrued the net amount of lease payments we expect to pay over the remaining lease term.  In Europe, we also accrued additional lease expense on a vacant facility due to unfavorable market conditions near the facility.  These increases were offset by the release of a $1.6 million accrual for a facility in Houston as we decided to utilize that facility for increased domestic operations and logistics business.  Other selling, general and administrative expenses have also increased due to higher insurance premiums related to our increased business activity, higher professional fees related to systems implementations and preparations for internal controls testing required by the Sarbanes-Oxley Act of 2002 (SOX) and foreign exchange effects.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Nonoperating income (expense), net.  For the six months ended June 30, 2004, nonoperating income, net was $5.8 million compared to nonoperating expense, net of $2.0 million for the six months ended June 30, 2003.  The increase is primarily due to a $6.7 million gain on the sale of our investment in Miami Air during the second quarter of 2004 as well as a $2.0 million increase in equity earnings from affiliates, primarily related to our investment in TDS Logistics, Inc.  These increases were offset by a decrease in interest income due to lower investment balances resulting from the repurchases of our common stock, and a decrease in nonoperating income as compared to the same period in 2003 which included $631,000 of gains on our jet fuel swap which expired in December 2003.

Effective tax rate.  The effective income tax rate for the six months ended June 30, 2004 was 38.7% compared to 37.8% for the six months ended June 30, 2003.  The higher tax rate was due to adjustments to deferred taxes on foreign earnings recorded during the first quarter of 2004, which was offset somewhat by increased taxable income in lower tax rate jurisdictions.  We expect our effective income tax rate to approximate 36.5% for the remainder of 2004.

	Three Months Ended June 30,
	2004		2003
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 415,747	64.9	$ 349,223	66.3
Ocean freight forwarding	93,489	14.6	71,505	13.6
Customs brokerage and other	131,822	20.5	106,135	20.1
Revenues	$ 641,058	100.0	$ 526,863	100.0
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 121,890	29.3	$ 107,657	30.8
Ocean freight forwarding	18,900	20.2	15,845	22.2
Customs brokerage and other	67,871	51.5	62,028	58.4
Net revenues	$ 208,661	32.5	$ 185,530	35.2
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	115,768	55.5	105,941	57.1
Other selling, general and administrative expenses	79,614	38.1	67,378	36.3
Operating income	13,279	6.4	12,211	6.6
Nonoperating income (expense), net	6,731	3.2	(1,809)	(1.0)
Income before provision for income taxes	20,010	9.6	10,402	5.6
Provision for income taxes	7,304	3.5	3,935	2.1
Net income	$ 12,706	6.1	$ 6,467	3.5

Three Months Ended June 30, 2004 Compared To Three Months Ended June 30, 2003

Revenues increased $114.2 million, or 21.7%, to $641.1 million in the three months ended June 30, 2004 compared to $526.9 million in the three months ended June 30, 2003 due to increases from all product lines.  Net

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

revenues, which represent revenues less freight transportation costs, increased $23.2 million, or 12.5%, to $208.7 million in the three months ended June 30, 2004 compared to $185.5 million in the three months ended June 30, 2003 due to increases in both air freight forwarding and customs brokerage and other net revenues followed by modest increases in ocean freight forwarding net revenues.  Net revenue margins of 32.5% declined by 270 basis points as compared to the second quarter of 2003 reflecting a slight decline in ocean and air export margins.  Our international revenues and costs also increased over prior year due to the effects of translating amounts to the U.S. dollar.

Air freight forwarding revenues.  Air freight forwarding revenues increased $66.5 million, or 19.0%, to $415.7 million in the three months ended June 30, 2004 compared to $349.2 million in the three months ended June 30, 2003 primarily due to volume increases in North America, Asia Pacific and Europe/Middle East, offset by decreases in South America.  Air freight forwarding net revenues increased $14.2 million, or 13.2%, to $121.9 million in the three months ended June 30, 2004 compared to $107.7 million in the three months ended June 30, 2003.  Air freight forwarding margins decreased to 29.3% for the three months ended June 30, 2004 compared to 30.8% for the three months ended June 30, 2003 primarily due to declines in North America due to higher volume levels in certain trade lanes that carry a lower margin and increased international charter activity during the second quarter of 2004.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $22.0 million, or 30.8%, to $93.5 million in the three months ended June 30, 2004 compared to $71.5 million in the three months ended June 30, 2003.  The increase in revenues was principally due to volume increases in all geographic divisions due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.  Ocean freight forwarding net revenues increased $3.1 million, or 19.6%, to $18.9 million in the three months ended June 30, 2004 compared to $15.8 million in the three months ended June 30, 2003 primarily due to increases in Europe, followed by increases in Asia Pacific and North America.  Ocean freight forwarding margins, however, decreased to 20.2% in the three months ended June 30, 2004 compared to 22.2% in the three months ended June 30, 2003 due to rising costs and increased capacity constraints.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $25.7 million, or 24.2%, to $131.8 million in the three months ended June 30, 2004 compared to $106.1 million in the three months ended June 30, 2003 due to multiple projects in North America and Europe and increased imports to Asia.  Customs brokerage and other net revenues increased by $5.9 million, or 9.5%, to $67.9 million in the three months ended June 30, 2004 compared to $62.0 million in the three months ended June 30, 2003.  Customs brokerage and other margins decreased to 51.5% for the three months ended June 30, 2004 compared to 58.4% for the three months ended June 30, 2003 primarily due to lower margins in Asia Pacific and North America.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $9.9 million, or 9.3%, to $115.8 million in the three months ended June 30, 2004 compared to $105.9 million in the three months ended June 30, 2003.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange effects.  As a percentage of net revenues, personnel costs were 55.5% in the three months ended June 30, 2004 compared to 57.1% in the three months ended June 30, 2003.  Our average headcount increased only 4.7% compared to a 21.7% increase in gross revenues.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $12.2 million, or 18.1%, to $79.6 million in the three months ended June 30, 2004 compared to $67.4 million in the three months ended June 30, 2003.  As a percentage of net revenues, other selling, general and administrative expenses were 38.1% in the three months ended June 30, 2004 compared to 36.3% in the three months ended June 30, 2003.  The increase is primarily due to a $7.4 million increase in our facilities accruals during the second quarter of 2004

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

for vacant facilities in North America and Europe.  In North America, we consolidated three facilities to our new facility in Miami, which was completed in late 2003.  We subleased one of the facilities for less than our remaining obligation and accrued the net amount of lease payments we expect to pay over the remaining lease term.  In Europe, we also accrued additional lease expense on a vacant facility due to unfavorable market conditions near the facility.  These increases were offset by the release of a $1.6 million accrual for a facility in Houston as we now expect to utilize that facility for increased logistics business.  Other selling, general and administrative expenses have also increased due to higher insurance premiums related to our increased business activity, higher professional fees related to systems implementations and preparations for SOX internal controls testing and foreign exchange effects.

Nonoperating income (expense), net.  For the three months ended June 30, 2004, nonoperating income, net was $6.7 million compared to nonoperating expense, net of $1.8 million for the three months ended June 30, 2003.  The increase is primarily due to a $6.7 million gain on the sale of our investment in Miami Air during the second quarter of 2004 as well as a $1.3 million increase in equity earnings from affiliates, primarily related to our investment in TDS Logistics, Inc.  In addition, foreign exchange gains (losses) increased from net foreign exchange losses of $750,000 during the second quarter of 2003, primarily due to the weakening U.S. dollar during that period, to net foreign exchange gains of $391,000 during the second quarter of 2004 primarily due to the strengthening U.S. dollar during the quarter and more effective management of foreign currency risks.  These increases were offset by a decrease in interest income due to lower investment balances resulting from the repurchases of our common stock.

Effective tax rate.  The effective income tax rate for the three months ended June 30, 2004 was 36.5% compared to 37.8% for the three months ended June 30, 2003.  The lower effective tax rate is due to increased taxable income in lower tax-rate jurisdictions.

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

As a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2004 will be in the range of $35 to $40 million, with a range of $30 to $35 million expected on information systems expenditures.  Our capital expenditures for the six months ended June 30, 2004 were $21.8 million.

During the first six months of 2004, our Board of Directors authorized the repurchase of up to $65 million of our outstanding common stock, depending on market conditions and other factors.  During the six months ended June 30, 2004, we repurchased and retired 3.4 million shares of our outstanding common stock at an average price of $17.37 per share for $59.1 million in total.  The stock repurchase program expired on July 3, 2004 and we did not repurchase any of our outstanding common stock in July.

Based on current plans, we believe that our existing capital resources, including $71.7 million of cash and cash equivalents and $62.7 million of available borrowing capacity on our credit facility, will be sufficient to meet working

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

capital requirements through June 30, 2005.  Our existing Restated Credit Facility expires in December 2004 and we expect to extend or replace the facility before its expiration.  We have a commitment letter to arrange a $150 million revolving credit facility and expect to have a new facility in place during the third quarter of 2004.  However, we cannot provide assurance that there will be no change that would consume available resources significantly before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities and planned capital expenditures, including, without limitation, the timing and extent of our marketing programs and hiring of additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

Cash flows from operating activities.  Net cash provided by operating activities was $57.3 million in the six months ended June 30, 2004 compared to $5.2 million in the six months ended June 30, 2003.  The increase in the six months ended June 30, 2004 was primarily due to a $26.3 million net increase in cash from changes in working capital for the six months ended June 30, 2004 compared to a $24.0 million net decrease in cash from changes in working capital for the six months ended June 30, 2003.  The positive working capital cash flow in the second quarter of 2004 was due to improved management of our working capital, particularly vendor credit terms and the timing of vendor payments.  Additionally during the six months ended June 30, 2004, $759,000 was transferred to restricted cash to secure guarantees and customs bonds for our international subsidiaries.

Cash flows from investing activities.  Net cash used in investing activities in the six months ended June 30, 2004 was $33.5 million compared to $30.2 million in the six months ended June 30, 2003.  We incurred capital expenditures of $21.8 million during the six months ended June 30, 2004 as compared to $10.8 million during the six months ended June 30, 2003.  Capital expenditures in 2004 primarily relate to global deployment of new operational, financial and human resources information systems.  During the second quarter of 2004, we acquired the outside ownership of our consolidated affiliates in France, Spain and Portugal for aggregate consideration of $16.2 million in cash.  During the same period, we also made a $3.2 million earnout payment to the former owners of Miami International Forwarders (MIF) due to achievement of post-acquisition performance criteria specified in the April 2003 purchase and sale agreement.  During the second quarter of 2003, we completed several acquisitions with aggregate cash consideration of $21.1 million. In April 2003, we acquired MIF for $13.7 million in cash and we purchased from one of our joint venture partners a 26% interest in our operating subsidiary in Singapore for approximately $5.7 million in cash.  We also completed an acquisition of an international freight forwarder and customs broker in France for approximately $1.1 million, net of cash acquired and made a $600,000 earnout payment related to an acquisition completed in a prior year.  During the second quarter of 2004, we received proceeds of $6.7 million for the sale of our interest in an unconsolidated affiliate, Miami Air, to an unrelated party.  During the six months ended June 30, 2004 and 2003, we received proceeds of $749,000 and $1.7 million, respectively, from sales of other assets and a sale-lease back transaction.

Cash flows from financing activities.  Net cash used in financing activities in the six months ended June 30, 2004 was $46.0 million compared to $3.1 million in the six months ended June 30, 2003.  During the six months ended June 30, 2004, we repurchased and retired approximately 3.4 million shares of our common stock for $59.1 million in cash.  Net borrowings on notes payable were $5.2 million for the six months ended June 30, 2004 compared to $31,000 in the six months ended June 30, 2003.  We received $10.2 million in proceeds from the exercise of approximately 571,000 stock options in the six months ended June 30, 2004 compared to $1.2 million in proceeds from the exercise of approximately 124,000 stock options in the six months ended June 30, 2003.

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

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

The notes are convertible at any time four trading days prior to maturity into shares of EGL common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact our diluted earnings per share calculation by approximately 5.7 million shares.  As of June 30, 2004, the fair value of the notes was $155.8 million.

We may redeem the notes on or after December 20, 2004 at specified redemption prices, plus accrued and unpaid interest to, but excluding, the redemption date.  Upon a change in control (as defined in the indenture agreement for the notes), a noteholder may require us to purchase its notes at 100% of the principal amount of the notes, plus accrued and unpaid interest to, but excluding, the purchase date.

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

Credit agreement

Effective December 20, 2001, we amended and restated our existing credit agreement which was most recently amended effective as of March 12, 2004 (Restated Credit Facility).  The Restated Credit Facility is with a syndicate of three financial institutions, with Bank of America, N.A. as collateral and administrative agent for the lenders, and matures on December 20, 2004.  The Restated Credit Facility provides a revolving line of credit of up to the lesser of:

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

The Restated Credit Facility includes a $50 million letter of credit subfacility.  We had $30.4 million in letters of credit and standby letters of credit outstanding and $6.9 million drawn as of June 30, 2004 under this facility.  The collateral value associated with the revolving credit line at June 30, 2004 was $213.6 million.  Therefore, our available, unused borrowing capacity was $62.7 million as of June 30, 2004.

For each tranche of principal borrowed under the revolving credit line, we may elect an interest rate of either LIBOR plus an applicable margin of 2.00% to 2.75% that varies based upon availability under the line, or the prime rate announced by Bank of America, plus, if the borrowing availability is less than $25 million, an applicable margin of 0.25%.  The interest rate on amounts borrowed under the revolving credit line as of June 30, 2004 was 4.0%.

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

The Restated Credit Facility also places restrictions on additional indebtedness, dividends, liens, investments, acquisitions, asset dispositions, change of control and other matters, is secured by substantially all of our assets, and is guaranteed by substantially all of our domestic subsidiaries and our Canadian operating subsidiary.  In addition, we will be subject to additional restrictions, including restrictions with respect to distributions and asset dispositions if our eligible borrowing base falls below $40 million.  Events of default under the Restated Credit Facility include, but are not limited to, the occurrence of a material adverse change in our operations, assets or financial condition or our ability to perform under the Restated Credit Facility or that of any of our domestic subsidiaries or our Canadian operating subsidiary.

International credit facilities and other notes payable

Borrowings on international credit facilities totaled $6.0 million as of June 30, 2004.  International credit facilities are generally renewed upon expiration and borrowings on such facilities are generally repaid on a short-term basis.  Also as of June 30, 2004, a $5.0 million note payable to the former owners of MIF was outstanding.  The note payable to seller is non-interest bearing and is payable in April 2005.  In addition, as of June 30, 2004 we had notes payable for financed insurance premiums of $2.2 million, notes payable for financed software and maintenance of $4.3 million and notes payable for financed vehicle purchases of $4.7 million outstanding.  Financed insurance premiums are payable in monthly installments of approximately $275,000 each through February 2005.  Financed software licenses and maintenance are payable in quarterly installments of approximately $561,000 each through April 2006.  Loans for financed vehicles are payable in monthly payments totaling approximately $77,000 through June 2009 and have implied interest rates averaging 6.4%.

Other guarantees.  Several of our foreign operations guarantee amounts associated with our international freight forwarding services.  These include IATA (International Air Transportation Association) guarantees, customs bonds and other working capital credit lines issued in the normal course of business.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of June 30, 2004, guarantees and credit

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

facilities totaled $90.6 million and we had $54.8 million of guarantees, customs bonds and borrowings against facilities outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $15.1 million which were recorded as liabilities on our condensed consolidated balance sheet.

In connection with our investment in TDS Logistics, Inc. (TDS), we caused a standby letter of credit to be issued in favor of a creditor for TDS to assist TDS with its financing needs.  As of June 30, 2004, TDS had a $5.0 million credit facility supported by our $2.0 million standby letter of credit and standby letters of credit from other TDS investors.  As of June 30, 2004, TDS had $2.6 million in borrowings outstanding against the facility.

In connection with our acquisition of MIF in April 2003, we are contingently liable for an additional earnout payment of up to $4.0 million in cash to be paid in April 2005 if certain post-acquisition performance criteria are achieved.  Contingent payments are recorded at the time that the amounts of the payments are determinable by us.

In addition, we have entered into indemnification agreements with certain officers and directors of the Company.

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  As of June 30, 2004, we had capitalized approximately $57.1 million related to the development of information systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of June 30, 2004, $35.4 million of this software was under development and was not being depreciated.  Our expected capital expenditures for the year ending December 31, 2004 are approximately $35 to $40 million, including approximately $30 to $35 million for information technology development and upgrades.

Acquisitions and dispositions.  In 2004, we acquired the outside ownership of  our affiliates in France, Spain and Portugal.  The purchase consideration for the interest we did not previously own consisted of approximately $16.2 million in cash.  In connection with our 2003 acquisition of MIF, in April 2004, we made a $3.2 million payment to the seller due to the achievement of specified post-acquisition performance criteria.  In May 2004, we sold our entire interest in Miami Air to an unrelated party for approximately $6.7 million in cash.  See Notes 2 and 10 of the notes to our condensed consolidated financial statements.

Share repurchase program.  In February and March 2004, our Board of Directors authorized the repurchase of up to $65 million in value of our outstanding common stock depending on market conditions and other factors.  During the six months ended June 30, 2004, we repurchased approximately 3.4 million shares of our common stock at an average price of $17.37 per share for approximately $59.1 million.

Federal income tax audit.  The Internal Revenue Service is conducting an audit of our federal income tax returns from fiscal years 2000 to 2001.  Management believes we have filed such returns in accordance with applicable tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

Litigation.  In addition to the U.S. Equal Employment Opportunity Commission (EEOC) matter (see Note 8 of the notes to our condensed consolidated financial statements), we are party to routine litigation incidental to our business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Commissioner’s Charge

As discussed in “Part II, Item 1. Legal Proceedings”, we have reached a Consent Decree settlement with the EEOC which resolves the EEOC’s allegations contained in the Commissioner’s Charge.  This Consent Decree was approved by the District Court on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Consent Decree.

Related Party Transactions

Investment in Miami Air International, Inc.

In July 2000, we purchased 24.5% of the outstanding common stock of Miami Air International, Inc., a privately held domestic and international passenger charter airline headquartered in Miami, Florida, for approximately $6.3 million in cash.  In the transaction, certain stockholders of Miami Air sold 82% of the aggregate number of outstanding shares of Miami Air common stock to private investors, including EGL, James R. Crane, Chairman of the Board and Chief Executive Officer of EGL, and Frank J. Hevrdejs, a member of our Board of Directors.  Mr. Crane purchased 19.2% of the outstanding common stock for approximately $4.7 million in cash and Mr. Hevrdejs purchased 6.0% of the outstanding common stock for approximately $1.5 million in cash.

In May 2004, we sold our investment in Miami Air to an unrelated party for approximately $6.7 million in cash.  As a result of the sale, we were released as guarantor of Miami Air’s letter of credit and terminated our $3.0 million standby letter of credit for Miami Air.  We no longer have a relationship with Miami Air.

EGL Subsidiaries in Spain and Portugal

In April 1999, Circle sold a 49% interest in two previously wholly-owned subsidiaries in Spain and Portugal to Peter Gibert, the former chief executive officer of Circle.  We deferred the recognition of the $866,000 gain on this transaction and recorded this amount in minority interest.  Mr. Gibert served as managing director of both subsidiaries and was one of our directors in 2000 and 2001 and resigned from our Board of Directors in May 2002.   In June 2004, we acquired Mr. Gibert’s 49% interest in each of the two subsidiaries for a purchase price of approximately $6.0 million in cash.  The purchase price included Mr. Gibert’s share of undistributed earnings of the subsidiaries up to the acquisition date.  As a result of the Company’s acquisition, Mr. Gibert no longer owns any interest in either subsidiary.  In connection with the acquisition of Mr. Gibert’s interest, we reversed the $866,000 gain deferred in April 1999, with no impact on our results of operations.

Consulting agreement

In connection with Mr. Gibert stepping down as chief executive officer of Circle and relocating to Spain in 1999, Mr. Gibert entered into a consulting agreement with Circle pursuant to which he agreed to provide his marketing, strategic planning, acquisition, training and other assistance as reasonably requested wherever Circle has operations, other than the United States, Spain and Portugal.  The consulting agreement expired on May 31, 2004.

Aircraft usage payments

In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane.  We are charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the six months ended June 30, 2004 and 2003, respectively, we reimbursed the entities controlled by Mr. Crane approximately $811,000 and $186,000, respectively, for hourly usage of the plane.  During the three months ended June 30, 2004 and 2003, respectively, the Company reimbursed the entities controlled by Mr. Crane approximately $293,000 and $59,000 for hourly usage of the plane.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Source One Spares

Mr. Crane is a director and 24.9% shareholder of Source One Spares, Inc., a company specializing in the “just in time” delivery of overhauled flight control, actuation and other rotable airframe components to commercial aircraft operators around the world.  In 2003, we subleased a portion of our warehouse space in Houston, Texas and London, England to Source One Spares on a month to month basis and provided freight forwarding services.  During the three and six months ended June 30, 2003, rental income from Source One Spares was approximately $41,000 and $95,000, respectively.  During the six months ended June 30, 2003, we billed Source One Spares approximately $7,000 for freight forwarding services.  No billings were made during the three months ended June 30, 2003.  No rental income or billings were made during the three and six months ended June 30, 2004.

New Accounting Pronouncements and Critical Accounting Policies

See Note 1 of the notes to the consolidated financial statements for the year ended December 31, 2003 in our Annual Report on Form 10-K and see Note 1 of the notes to the condensed consolidated financial statements included in Item I.

EGL, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 2, 2001, we and the U.S. Equal Employment Opportunity Commission (the EEOC) announced the filing of a Consent Decree settlement.  This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge.  The EEOC’s Commissioner’s Charge was issued in December 1997 and subsequent events were most recently disclosed in our Form 10-K for the year ended December 31, 2003.  Under the Consent Decree, we agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund).  The Leadership Development Program will provide training and educational opportunities for women and minorities already employed by us and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, we have not made any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Consent Decree.  During the quarter ended September 30, 2001, we accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the Class Fund and $500,000 to the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.  During the third and fourth quarters of 2003, we reversed $1.4 million of the accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and for payroll taxes we will not be required to pay.  The Consent Decree settlement provides that we establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  We made the final required payment to the Class Fund and Leadership Development Fund in September 2003.  See Note 8 of the notes to our condensed consolidated financial statements.

EGL, INC.

Of the eight named plaintiffs who filed suit against us in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against us.  The claims of one of the named plaintiffs have been dismissed by the court.  The remaining six individuals who were named plaintiffs in the underlying action have submitted claims to be considered for settlement compensation under the Consent Decree.  The claims administration process is currently underway; however, it could be several months before it is completed and Claimants are notified of whether they qualify for settlement compensation and, if so, the amount for which they qualify.  Once Claimants are notified of their eligibility status by the Claims Administrator, they have an option to reject the settlement compensation and pursue litigation on their own behalf and without the aid of the EEOC.  To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, we intend to continue to vigorously defend against their allegations.  We currently expect to prevail in our defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve the other lawsuits and related issues or the degree of any adverse effect these matters may have on our financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of an additional charge in our consolidated statement of operations.

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

ITEM 2.  CHANGE IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about repurchases by the Company during the three months ended June 30, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (3) (4)
	(in thousands except price per share)
April 1 to 30, 2004	-	$ -	-	$ 26,891
May 1 to 31, 2004	1,033	$ 20.30	1,033	$ 5,920
June 1 to 30, 2004	-	$ -	-	$ 5,920
Total	1,033	$ 20.30	1,033	$ 5,920

(1)

On February 25, 2004, the Company’s Board of Directors (the Board) publicly announced its approval of a stock repurchase program for up to $15 million of the Company’s common stock over the 120 days which followed.  On March 5, 2004, the Board approved an increase in the maximum amount of shares to be repurchased from $15 million to $65 million and extended the stock repurchase program for an additional 120 days.

(2)

All shares herein have been repurchased in open market transactions and subsequently retired.  The Board’s approval allowed the Company to repurchase shares in the open market or through private transactions.

(3)

The Company has in the past and may in the future use a Rule 10b5-1 trading plan to allow for repurchases by the Company during periods when it would not normally be active in the trading market due to internal trading restrictions.  Under a Rule 10b5-1 trading plan, the Company is unable to repurchase shares above a pre-determined price per share.

(4)

As of June 30, 2004, the Company was authorized to purchase up to $5.9 million of the Company’s common stock.  The stock repurchase program expired on July 3, 2004 and the Company did not repurchase any of its outstanding common stock in July.

EGL, INC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held in Houston, Texas on May 18, 2004 for the purpose of voting on the proposals described below.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

Stockholders approved the election of nine directors, each to serve for a one-year term, by the following votes:

Director

For

Withheld

James R. Crane

42,479,906

1,326,436

Frank J. Hevrdejs

43,037,401

768,941

Paul William Hobby

43,755,047

51,295

Michael K. Jhin

43,754,717

51,625

Milton Carroll

43,755,343

50,999

Neil E. Kelley

43,192,211

614,131

Rebecca A. McDonald

43,718,693

87,649

James C. Flagg

43,112,589

693,753

Elijio V. Serrano

43,305,201

501,141

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as our independent auditors for 2004 by the following vote:

For

42,235,011

Against

1,566,343

Abstain

4,988

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following:  the effect and benefits of the Circle merger and the MIF acquisition; the Restated Credit Facility and the Company’s ability to extend or replace such facility; the termination of joint venture/agency agreements and the Company’s ability to recover assets in connection therewith; the Company’s plan to reduce costs (including the scope, timing, impact and effects thereof); pending or expected financing transactions; the Company’s ability to leverage its global network; the ability of the Company’s low cost domestic model to generate domestic growth with a mix of priority and deferred shipments; the likelihood of improvements in the U.S. priority product market; possible increases in the Company’s logistics business; improvements in working capital management; benefits of eliminating the Miami Air investment and overseas joint ventures; the Company’s ability to improve its cost structure; consolidation of field offices (including the scope, timing, impact and effects thereof); the Company’s ability to reduce its tax rate for the remainder of 2004;  the Company’s ability to restructure the debt covenants in its credit facility and extend or replace its credit facility, if at all; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company’s services to domestic and global economic conditions; expected growth; the results, timing, outcome or effect of litigation and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; the timing and amount of repurchases of our outstanding common stock; the effectiveness of the Company’s disclosure controls and procedures; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; fluctuations in currency valuations;

EGL, INC.

 fluctuations in interest rates and the impact thereof on our results of operations; future acquisitions or dispositions (including the effects, benefits, results, terms or other aspects thereof); the impact of tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or other military or trade or travel disruptions that could impact our ability to do business; ability to continue growth and implement growth and business strategy; the development, implementation, upgrade and integration of our human resources, financial and operational information systems; the amount and timing of capital expenditures; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, facilities, terminals, operations, business plans and financial results and any other statements which are not historical facts.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.

The Company’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to acquisitions or mergers, including the integration of systems, operations and other businesses; deployment of global human resources, financial and operational information systems; termination of joint ventures, charter aircraft arrangements (including expected losses, increased utilization and other effects); the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; the Company’s dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation;  the results of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other litigation; the Company’s vulnerability to general economic conditions and dependence on its principal customers; the Company’s vulnerability to risks inherent in operating in international markets, including without limitation, general political and economic instability in international markets as a result of, among other things, tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or other military or trade or travel disruptions; the timing, success and effects of the Company’s restructuring; whether the Company enters into arrangements with third parties relating to leased aircraft and the terms of such arrangements; responses of customers to the Company’s actions by the Company’s principal shareholder; the effect of any tax audits of our domestic and/or foreign tax filings on the Company’s effective tax rate and cash flows; the effects of changes in forecasts of the Company’s effective income tax rates; the timing and amount of repurchases of our outstanding common stock; the lack of effectiveness of the Company’s disclosure controls and procedures; the likelihood and/or result of any audit or review of the Company’s Department of Transportation grant application; accuracy of accounting and other estimates; the Company’s potential exposure to claims involving its local pick up and delivery operations; the Company’s future financial and operating results, cash needs and demand for its services; the impact of heightened security measures on our ability to do business; changes in accounting policies; and the Company’s ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission including those detailed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” in the Company’s Form 10-K for the year ended December 31, 2003.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).
10.1	Amended and Restated Directors Stock Plan (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.

(b)

REPORTS ON FORM 8-K.

In a Current Report on Form 8-K filed on May 6, 2004, we furnished under Items 7, 9 and 12 information regarding our financial results for the quarter ended March 31, 2004 and the disposition of our interest in Miami Air.

In a Current Report on Form 8-K filed on April 9, 2004, we furnished under Items 7 and 12 information regarding guidance for the quarter ended March 31, 2004.

EGL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

_________________________________

(Registrant)

Date:  August 9, 2004

By:

/s/ James R. Crane

________________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  August 9, 2004

By:

/s/ Elijio V. Serrano

________________________________

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

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended June 30, 2000 and incorporated herein by reference).
10.1	Amended and Restated Directors Stock Plan (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.

Exhibit 10.1

EGL, INC.

AMENDED AND RESTATEDNONEMPLOYEE DIRECTOR STOCK PLAN

1.

Objectives.  This EGL, Inc. Amended and Restated Nonemployee Director Stock Plan (formerly the Eagle USA Air Freight, Inc. 1995 Nonemployee Director Stock Option Plan) (this “Plan”) is intended as an incentive to retain and attract persons of training, experience and ability to serve as independent directors on the Board of Directors of EGL, Inc. (the “Company”), to encourage the sense of proprietorship of such persons and to stimulate the active interest of such persons in the development and financial success of the Company.

2.

Definitions.  As used herein, the terms set forth below shall have the following respective meanings:

“Award” means any Option or Restricted Share Award, whether granted singly, in combination or in tandem, granted to a Nonemployee Director pursuant to any applicable terms, conditions and limitations as the Board may establish in order to fulfill the objectives of this Plan.

“Board” means the Board of Directors of the Company.

“Code” means the United States Internal Revenue Code of 1986, as amended from time to time.

“Common Shares” means the Common Shares, par value $.001 per share, of the Company.

“Director” means any individual serving as a member of the Board.

“Effective Date” means the date of the Prospectus first used to confirm sales in the IPO.

“Exchange Act” means the United States Securities Exchange Act of 1934, as amended from time to time.

“Fair Market Value” means, as of a particular date, (a) if the Common Shares are listed on a national securities exchange, the final closing sales price per Common Share on the consolidated transaction reporting system for the principal such national securities exchange on that date, or, if there shall have been no such sale so reported on that date, on the last preceding date on which such a sale was so reported, (b) if the Common Shares are not so listed but are quoted on the Nasdaq National Market, the final closing sales price per Common Share on the Nasdaq National Market on that date, or, if there shall have been no such sale so reported on that date, on the last preceding date on which such a sale was so reported, (c) if the Common Shares are not so listed or quoted, the mean between the closing bid and asked price on that date, or, if there are no quotations available for such date, on the last preceding date on which such quotations shall be available, as reported by Nasdaq, or, if not reported by Nasdaq, by the National Quotation Bureau, Inc. or (d) if none of the above is applicable, such amount as may be determined by the Board, in good faith, to be the fair market value per Common Share.

“Holder” means a Nonemployee Director to whom a Restricted Share Award has been granted under this Plan.

“IPO” means the initial public offering of Common Shares by the Company.

“Nonemployee Director” means any Director who is not an employee of the Company or any Subsidiary and has not been an employee since the date of the most recent annual general meeting of shareholders of the Company.

“Option” means a right to purchase a particular number of Common Shares at a particular purchase price, subject to certain terms and conditions as provided in this Plan and Option Agreement.  An Option shall be in the form of a nonqualified stock option within the meaning of Code Section 83.

“Option Agreement” means a written agreement between the Company and an Optionee that sets forth the terms, conditions and limitations applicable to an Option.

“Optionee” means a Nonemployee Director to whom an Option has been granted under this Plan.

“Restricted Share Award” means an award payable in Restricted Shares.

“Restricted Share Award Agreement” means a written agreement between the Company and a Holder that sets forth the terms, conditions and limitations applicable to a Restricted Share Award.

“Restricted Shares” means Common Shares that are restricted or subject to forfeiture provisions.

“Rule 16b-3” means Rule 16b-3 promulgated under the Exchange Act, or any successor rule.

“Subsidiary” means any corporation, limited liability company or similar entity  of which the Company directly or indirectly owns shares representing more than 50% of the voting power of all classes or series of equity securities of such entity which have the right to vote generally on matters submitted to a vote of the shareholders of equity interests in such entity.

3.

Common Shares Reserved for the Plan.  Subject to adjustment as provided in Paragraph 11 hereof, a total of 400,000 Common Shares shall be reserved for issuance upon the exercise of Options or payment of Restricted Share Awards granted pursuant to this Plan.  The Board and the appropriate officers of the Company shall from time to time take whatever actions are necessary to execute, acknowledge, file and deliver any documents required to be filed with or delivered to any governmental authority or any stock exchange or transaction reporting system on which Common Shares are listed or quoted in order to make Common Shares available for issuance pursuant to this Plan.  Common Shares subject to Awards that are forfeited or terminated or expire unexercised in such a manner that all or some of the shares subject thereto are not issued to an Optionee or a Holder shall immediately become available for the granting of Awards.

4.

Designation ofAward.  Each Nonemployee Director shall be granted Awards as described hereunder.  At the discretion of the Board, or the committee of the Board pursuant to Section 19 below, each individual who becomes a Nonemployee Director shall be granted either (i) Options to purchase 10,000 Common Shares, or (ii) a specified number of Restricted Shares on the date such person first becomes a Nonemployee Director.  Furthermore, each person serving as a Nonemployee Director on the day after the date of the annual general meeting of shareholders of the Company shall  be granted, at the discretion of the Board, or the committee of the Board pursuant to Section 19 below, either (i) Options to purchase an additional 2,500 Common Shares, or (ii) a specified number of Restricted Shares on such date.  Notwithstanding the foregoing, this Plan shall terminate and no further Awards shall be granted if the number of shares subject to future grant under this Plan is not sufficient to make all automatic grants required to be made pursuant to this Plan on such date of grant.

5.

Award Agreement.  Each Award granted hereunder shall be described in an Award Agreement, which shall be subject to the terms and conditions set forth above and shall be signed by the Optionee and by the Chief Executive Officer, the Chief Operating Officer, or any Vice President of the Company for and on behalf of the Company.  Such an Award Agreement shall be in the forms attached as Exhibit A (for Options) or Exhibit B (Restricted Shares) hereto.

6.

Award Price.  The purchase price of each Common Share that is subject to an Award granted pursuant to this Plan shall be 100% of the Fair Market Value of such Common Share on the date the Award is granted; provided, however, that the purchase price for each Common Share subject to the Award granted as of the Effective Date shall be the price to the public of Common Shares offered by the Company in the IPO.

7.

Option Period.  Each Option granted pursuant to this Plan shall terminate and be of no force and effect with respect to any Common Shares not purchased by the Optionee upon the earliest to occur of the following:  (a) the expiration of ten years following the date upon which the Option is granted; or (b) the expiration of one year following the date upon which the Optionee ceases to be a Director.

8.

Exercise of Options.

(a)

Each Option granted pursuant to this Plan shall be exercisable in full on the day before each annual general meeting of shareholders of the Company following the date of grant.

(b)

An Option may be exercised solely by the Optionee during his lifetime or after his death by the person or persons entitled thereto under his will or the laws of descent and distribution.

(c)

In the event that an Optionee ceases to be a Director, an Option granted to such Optionee may be exercised only to the extent such Option was exercisable at the time he ceased to serve in such capacity.

(d)

The purchase price of the shares as to which an Option is exercised shall be paid in full at the time of the exercise.  Such purchase price shall be payable (i) in cash or (ii) by means of tendering theretofore owned Common Shares which have been held by the Optionee for more than six months, valued at Fair Market Value on the date of exercise, or (iii) any combination thereof.  No Optionee shall be, or have any of the rights or privileges of, a shareholder of the Company in respect of any shares subject to any Option unless and until certificates evidencing such shares shall have been issued by the Company to such Optionee.

9.

Designation of Holders.  A Nonemployee Director may be granted a Restricted Share Award in the sole discretion of the Board.  All or part of any Restricted Share Award may be subject to conditions established by the Board and set forth in the Restricted Share Award Agreement, which conditions may include, but are not limited to, continuous service as a Director.  Such Restricted Share Awards may be based on Fair Market Value or other specified valuations.  The certificates evidencing Restricted Shares issued in connection with a Restricted Share Award shall contain appropriate legends and restrictions describing the terms and conditions of the restrictions applicable thereto.  The terms, conditions and limitations applicable to any Restricted Share Award pursuant to this Plan shall be determined by the Board.

10.

Assignability.  No Option  shall be assignable or otherwise transferable except by will or the laws of descent and distribution or pursuant to a qualified domestic relations order as defined by the Code or Title I of the United States Employee Retirement Income Security Act of 1974, as amended, or the rules thereunder.  Any attempted assignment of an Option in violation of this Paragraph 10 shall be null and void.

11.

Adjustments; Change in Control.

(a)

The existence of outstanding Awards shall not affect in any manner the right or power of the Company or its shareholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the share capital of the Company or its business or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference shares (whether or not such issue is prior to, on a parity with or junior to the Common Shares) or the dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding of any kind, whether or not of a character similar to that of the acts or proceedings enumerated above.

(b)

In the event of any subdivision or consolidation of outstanding Common Shares or declaration of a dividend payable in Common Shares or other stock split, then (i) the number of Common Shares reserved under this Plan, (ii) the number of Common Shares covered by outstanding Awards, (iii) the exercise price of outstanding Options and (iv) the appropriate Fair Market Value and other price determinations for outstanding Awards shall be proportionately adjusted to reflect such transaction.  In the event of any other recapitalization or capital reorganization of the Company, consolidation or merger of the Company with another corporation or entity or the adoption by the Company of a plan of exchange affecting the Common Shares or any distribution to holders of Common Shares of securities or property (other than normal cash dividends or dividends payable in Common Shares), the Board shall make such adjustments or other provisions as it may deem equitable, including adjustments to avoid fractional shares, to give proper effect to such event; provided that such adjustments shall only be such as are necessary to maintain the proportionate interest of the Optionees and Holders and preserve, without exceeding, the value of the Awards.

(c)

An Option shall become fully exercisable upon a Change in Control (as hereinafter defined) of the Company.  In addition, a Restricted Share Award shall fully vest upon a Change in Control.  For purposes of this Plan, a “Change in Control” shall be conclusively deemed to have occurred if (and only if) any of the following events shall have occurred:  (i) there shall have occurred an event required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A (or in response to any similar item on any similar schedule or form) promulgated under the Exchange Act, whether or not the Company is then subject to such reporting requirement; (ii) after the Effective Date any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than a person that is a Director of the Company on the Effective Date or any person controlled by such a Director, becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 51% or more of the combined voting power of the Company’s then-outstanding voting securities without prior approval of a least two-thirds of the members of the Board in office immediately prior to such person’s attaining such percentage interest; (iii) the Company is a party to a merger, consolidation, sale of assets or other reorganization, or a proxy contest, as a consequence of which members of the Board in office immediately prior to such transaction or event constitute less than a majority of the Board thereafter; or (iv) during any period of two consecutive years, individuals who at the beginning of such period constituted the Board (including for this purpose any new member whose election or nomination for election by the Company’s shareholders was approved by a vote of at least two-thirds of the members then still in office who were members at the beginning of such period) cease for any reason to constitute at least a majority of the Board.

12.

Purchase for Investment.  Unless the Awards and Common Shares covered by this Plan have been registered under the Securities Act of 1933, as amended, each person receiving an Award under this Plan may be required by the Company to give a representation in writing in form and substance satisfactory to the Company to the effect that he is acquiring such shares for his own account for investment and not with a view to, or for sale in connection with, the distribution of such shares or any part thereof.

13.

Taxes.  The Company may make such provisions as it may deem appropriate for the withholding of any taxes that it determines is required in connection with any Awards granted to any Optionee or Holder hereunder.

14.

Amendments or Termination.  The Board may amend, alter or discontinue this Plan, except that (a) no amendment or alteration that would impair the rights of any Optionee or Holder under any Award that he has been granted shall be made without his consent, (b) no amendment or alteration shall be effective prior to approval by the Company’s shareholders to the extent such approval is then required pursuant to Rule 16b-3 in order to preserve the applicability of any exemption provided by such rule to any Award then outstanding (unless the holder of such Award consents) or to the extent shareholder approval is otherwise required by applicable legal requirements, and (c) this Plan shall not be amended more than once every six months to the extent such limitation is required by Rule 16b-3(c)(2)(ii) (or any successor provision) under the Exchange Act as then in effect.

15.

Government Regulations.  This Plan, and the granting and exercise of Awards hereunder, and the obligation of the Company to sell and/or deliver Common Shares under such Awards, shall be subject to all applicable foreign and United States laws, rules and regulations, and to such approvals on the part of any governmental agencies or national securities exchanges or transaction reporting systems as may be required.

16.

Parachute Payment Limitation.  Notwithstanding any contrary provision of this Plan, the aggregate present value of all parachute payments payable to or for the benefit of a Nonemployee Director, whether payable pursuant to this Plan or otherwise, shall be limited to three times the Nonemployee Director’s base amount less one dollar and, to the extent necessary, the exercisability of an unmatured Option or the vesting of an unmatured Restricted Share Award shall be reduced in order that this limitation not be exceeded. For purposes of this Section 16, the terms “parachute payment,” “base amount” and “present value” shall have the meanings assigned thereto under Section 280G of the Code.  It is the intention of this Section 16 to avoid excise taxes on the Nonemployee Director under Section 4999 of the Code or the disallowance of a deduction to the Company pursuant to Section 280G of the Code.

16.

Governing Law.  This Plan and all determinations made and actions taken pursuant hereto, to the extent not otherwise governed by mandatory provisions of the Code or the securities laws of the United States, shall be governed by and construed in accordance with the laws of Texas.

17.

Effective Date of Plan.  This Plan was originally effective as of the Effective Date and thereafter amended in February 2000.  This amendment and restatement of the Plan was adopted by the Board subject to approval by the holders of a majority of Common Shares at the annual shareholders’ meeting held on May 12, 2003, and if so approved this amendment and restatement shall become effective as of the date of that meeting.  If the shareholders of the Company should fail so to approve this amendment and restatement of the Plan, the Plan shall continue in the form in effect immediately prior to the effective date of this amendment and restatement of the Plan.

18.

Miscellaneous.  The granting of any Award shall not impose upon the Company, the Board or any other directors of the Company any obligation to nominate any Optionee or Holder for election as a director and the right of the shareholders of the Company to remove any person as a director of the Company shall not be diminished or affected by reason of the fact that an Award has been granted to such person.

19.

Administration of Plan; Delegation of Board Authority.  This Plan shall be administered by the Board.  Notwithstanding the foregoing, the Board may delegate to a committee of the Board its authority under this Plan, including, without limitation, its authority to grant Awards and to determine the terms, conditions and limitations applicable to any Award.

EGL, INC.

By:

/s/ James R. Crane

________________________________

Name:

James R. Crane

Title:

Chairman and

Chief Executive Officer

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

August 9, 2004

By:

/s/ James R. Crane

_______________________________

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

August 9, 2004

By:

/s/ Elijio V. Serrano

_______________________________

Elijio V. Serrano

Chief Financial Officer

EGL, INC.

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of EGL, Inc. (the “Company”) for the quarterly period ended June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 9, 2004

By:

/s/ James R. Crane

___________________________________

James R. Crane

Chief Executive Officer

Date:  August 9, 2004

By:

/s/ Elijio V. Serrano

___________________________________

Elijio V. Serrano

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to EGL, Inc. and will be retained by EGL, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.