Form 10-Q
period 2004-09-30
EGL INC
filed 2004-11-09
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x]

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004.

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

YES   X      NO ____

At November 2, 2004 the number of shares outstanding of the registrant’s common stock was 45,588,400 (net of 947,451 treasury shares).

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$ 96,695	$ 95,916
Restricted cash	13,872	13,567
Short-term investments and marketable securities	586	543
Trade receivables, net of allowance of $13,340 and $12,342	552,116	447,353
Other receivables	21,146	19,453
Deferred income taxes	11,112	10,710
Income taxes receivable	-	2,349
Other current assets	35,129	24,363
Total current assets	730,656	614,254
Property and equipment, net	172,171	164,038
Investments in unconsolidated affiliates	655	38,957
Goodwill	109,190	96,209
Deferred income taxes	5,334	3,624
Other assets, net	27,072	27,156
Total assets	$ 1,045,078	$ 944,238
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 331,772	$ 268,354
Accrued salaries and related costs	55,793	41,475
Accrued merger restructuring costs	2,797	6,474
Current portion of notes payable	15,644	13,017
Income taxes payable	10,835	269
Accrued selling, general and administrative expenses and other liabilities	71,924	55,029
Total current liabilities	488,765	384,618
Long-term notes payable	109,501	114,407
Deferred income taxes	11,555	10,911
Other noncurrent liabilities	19,042	12,906
Total liabilities	628,863	522,842
Minority interests	549	6,800
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 46,221 and 48,415 shares issued; 45,273 and 47,432 shares outstanding	46	48
Additional paid-in capital	119,669	153,051
Retained earnings	334,290	298,091
Accumulated other comprehensive loss	(21,888)	(19,601)
Unearned compensation	(221)	(156)
Treasury stock, 948 and 983 shares held	(16,230)	(16,837)
Total stockholders’ equity	415,666	414,596
Total liabilities and stockholders’ equity	$ 1,045,078	$ 944,238

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Nine Months Ended September 30,
	2004	2003
Revenues	$ 1,941,673	$ 1,533,022
Cost of transportation	1,307,030	996,162
Net revenues	634,643	536,860
Operating expenses:
Personnel costs	356,735	309,983
Other selling, general and administrative expenses	227,765	198,695
Operating income	50,143	28,182
Nonoperating income (expense), net	8,850	(4,348)
Income before provision for income taxes	58,993	23,834
Provision for income taxes	22,794	9,016
Net income	$ 36,199	$ 14,818

Basic earnings per share	$ 0.80	$ 0.31
Basic weighted-average common shares outstanding	45,478	47,151
Diluted earnings per share	$ 0.75	$ 0.31
Diluted weighted-average common shares outstanding	51,687	47,419

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended September 30,
	2004	2003
Revenues	$ 719,536	$ 533,616
Cost of transportation	493,927	349,852
Net revenues	225,609	183,764
Operating expenses:
Personnel costs	126,845	105,931
Other selling, general and administrative expenses	73,348	66,500
Operating income	25,416	11,333
Nonoperating income (expense), net	3,091	(2,397)
Income before provision for income taxes	28,507	8,936
Provision for income taxes	10,995	3,380
Net income	$ 17,512	$ 5,556

Basic earnings per share	$ 0.39	$ 0.12
Basic weighted-average common shares outstanding	44,801	47,230
Diluted earnings per share	$ 0.36	$ 0.12
Diluted weighted-average common shares outstanding	51,202	47,536

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$ 36,199	$ 14,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,912	23,059
Bad debt expense	4,857	6,174
Stock-based compensation expense	382	-
Deferred income tax expense (benefit)	(1,504)	3,862
Tax benefit of stock options exercised	2,604	317
Equity in losses (earnings) of affiliates	(1,730)	926
Minority interests	340	986
Transfers to restricted cash	(351)	(5,383)
Gain on sale of unconsolidated affiliates	(12,091)	-
Other	451	(1,202)
Net effect of changes in working capital, net of assets acquired	(11,977)	7,484
Net cash provided by operating activities	43,092	51,041
Cash flows from investing activities:
Capital expenditures	(30,503)	(19,507)
Purchases of short-term investments	(43)	-
Proceeds from sales of assets	873	2,623
Proceeds from sale-lease back transactions	-	1,158
Acquisitions of businesses, net of cash acquired	(19,507)	(21,084)
Proceeds from sale of unconsolidated affiliates	52,123	-
Collection of notes receivable	552	-
Net cash provided by (used in) investing activities	3,495	(36,810)
Cash flows from financing activities:
Borrowings on credit facilities, net	(1,190)	(1,913)
Repayment of financed insurance premiums, software licenses and maintenance agreements, net	(4,666)	(7,378)
Repayment of capital lease obligations	(820)	-
Repurchases of common stock	(59,079)	-
Issuance of common stock for employee stock purchase plan	319	272
Proceeds from exercise of stock options	22,932	3,033
Dividends paid to minority interest partners	(114)	(185)
Net cash used in financing activities	(42,618)	(6,171)
Effect of exchange rate changes on cash	(3,190)	(201)
Increase in cash and cash equivalents	779	7,859
Cash and cash equivalents, beginning of the period	95,916	111,477
Cash and cash equivalents, end of the period	$ 96,695	$ 119,336

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive loss	Unearned compensation	Total
	Shares	Amount			Shares	Amount
Balance at December 31, 2003	48,415	$ 48	$ 153,051	$ 298,091	(983)	$ (16,837)	$ (19,601)	$ (156)	$ 414,596
Net income	-	-	-	36,199	-	-	-	-	36,199
Foreign currency translation adjustments	-	-	-	-	-	-	(2,287)	-	(2,287)
Issuance of shares under employee stock purchase plan	-	-	(42)	-	21	361	-	-	319
Repurchase and retirement of common stock	(3,402)	(3)	(59,076)	-	-	-	-	-	(59,079)
Exercise of stock options with related tax benefit and issuance of restricted stock awards	1,208	1	25,604	-	14	246	-	(315)	25,536
Stock-based compensation expense	-	-	132	-	-	-	-	250	382
Balance at September 30, 2004	46,221	$ 46	$ 119,669	$ 334,290	(948)	$ (16,230)	$ (21,888)	$ (221)	$ 415,666

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at September 30, 2004 and the results of its operations for the three and nine months ended September 30, 2004 and its cash flows for the nine months ended September 30, 2004.  Results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$ 36,199	$ 14,818	$ 17,512	$ 5,556
Add: Total stock-based compensation expense included in net income, net of tax	239	-	96	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	2,269	3,172	661	784
Pro forma net income	$ 34,169	$ 11,646	$ 16,947	$ 4,772
Earnings per share:
Basic-as reported	$ 0.80	$ 0.31	$ 0.39	$ 0.12
Basic-pro forma	0.75	0.25	0.38	0.10
Diluted-as reported	0.75	0.31	0.36	0.12
Diluted-pro forma	0.71	0.25	0.35	0.10

Comprehensive income

Components of comprehensive income are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Net income	$ 36,199	$ 14,818	$ 17,512	$ 5,556
Recognition in earnings of net deferred loss (gain) on swaps	-	99	-	(15)
Foreign currency translation adjustments	(2,287)	6,891	597	2,109
Comprehensive income	$ 33,912	$ 21,808	$ 18,109	$ 7,650

New accounting pronouncements

In January 2003, the Financial Accounting Standards Board issued FIN No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (as amended, FIN 46R).  The primary objectives of FIN 46R are to provide guidance on the identification of entities for which control is achieved through means other than through voting

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE (the “primary beneficiary”).  This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties.  In addition, FIN 46R requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures.  The provisions of FIN 46R are effective for the Company as of December 31, 2003.  The Company and certain independent owner-operators lease vehicles from an affiliate of the Company, Ashton Leasing, Ltd. (Ashton).  The Company is a limited partner of Ashton and, prior to the adoption of FIN 46R, used the equity method to account for its investment in Ashton.  The Company adopted FIN 46R effective October 1, 2003 and consolidated Ashton, which did not have a material impact on the Company’s financial statements.

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106” (SFAS 132R).  SFAS 132R expanded the disclosure requirements for benefit plans to include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  Most of the additional disclosures required by SFAS 132R are effective for annual periods ending after December 31, 2003 and interim periods beginning after December 31, 2003, except for annual disclosures for foreign plans, in which annual disclosures are effective for periods ending after June 15, 2004.  All of the Company’s defined benefit plans are foreign plans and, accordingly, the Company has included the interim disclosures required by SFAS 132R in this quarterly report and will include the expanded annual disclosures beginning in its annual report for the year ending December 31, 2004.

Note 2 - Business combinations, acquisitions of minority interests and dispositions

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

The Company recognized $10.5 million in goodwill in connection with these acquisitions, based on preliminary valuations of intangible assets acquired.  The value assigned to goodwill and intangible assets, and amortization of those intangible assets, is subject to change pending completion of third party valuations.

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

In August 2004, the Company sold its investment in TDS Logistics, Inc. (TDS) to an unrelated party for approximately $51.4 million in cash.  The Company received approximately $45.3 million of the sale proceeds in August 2004 and approximately $6.1 million of the sale proceeds are being held in escrow subject to the resolution of certain

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

contingencies and time periods.  The sale resulted in a gain of approximately $5.4 million, which is included in non-operating income in the Company’s condensed consolidated statement of operations and excludes the sale proceeds held in escrow.  As a result of the sale, the Company was released as guarantor of a letter of credit and terminated a $2.0 million standby letter of credit for TDS.

In addition, in connection with its 2003 acquisition of Miami International Forwarders (MIF), in April 2004 the Company made a $3.2 million payment to the seller due to the achievement of specified post-acquisition performance criteria.  This payment was recorded as an increase in goodwill in the condensed consolidated balance sheet.

Note 3 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the three and nine months ended September 30, 2004 and 2003.  Diluted earnings per share includes potential dilution that could occur if options to issue common stock were exercised or convertible debt was exchanged for common stock.  Stock options and shares related to the convertible notes issued in December 2001 are the only potentially dilutive share equivalents the Company has outstanding for the periods presented.

The table below presents information necessary to calculate basic and diluted net earnings per common share (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net income—used in basic earnings per common share	$ 36,199	$ 14,818	$ 17,512	$ 5,556
Interest expense on convertible notes, net of tax	2,759	-	920	-
Net income—used in diluted earnings per common share	$ 38,958	$ 14,818	$ 18,432	$ 5,556

Weighted average common shares outstanding—used in basic earnings per common share	45,478	47,151	44,801	47,230
Net dilutive potential common shares issuable:
On exercise of options	473	268	665	306
On conversion of convertible notes	5,736	-	5,736	-
Weighted average common shares and dilutive potential common shares used in diluted earnings per common share	51,687	47,419	51,202	47,536

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
Net dilutive potential common shares issuable:
On exercise of options - exercise price greater than average market price during period	1,853	4,213	497	3,899
On conversion of convertible notes	-	5,736	-	5,736

Note 4 - Merger restructuring and non-merger facility costs

The Company maintains an accrual for charges established under its fourth quarter 2000 plan (the Plan) to integrate the former EGL and Circle operations and to eliminate duplicate facilities resulting from the merger.  The

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company also maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  Non-merger restructuring facility accruals are included in other liabilities and other non-current liabilities on the condensed consolidated balance sheet.  The changes in these accruals during the nine months ended September 30, 2004 and the remaining unpaid accrued charges as of December 31, 2003 and September 30, 2004 are as follows (in thousands):

	Accrued Liability at December 31, 2003	Income Statement Charge (Benefit)	Payments/ Reductions	Foreign Currency Translation	Accrued Liability at September 30, 2004

Merger restructuring:
Severance costs	$ 451	$ -	$ -	$ -	$ 451
Future lease obligations, net of subleasing	6,023	(1,627)	(2,068)	18	2,346
	6,474	(1,627)	(2,068)	18	2,797
Non-merger restructuring: Future lease obligations, net of subleasing	-	7,423	(508)	-	6,915
	$ 6,474	$ 5,796	$ (2,576)	$ 18	$ 9,712

During the second quarter of 2004, the Company increased its non-merger facilities accruals by $7.4 million.  In North America, the Company consolidated three facilities in Miami to its new facility, which was completed in late 2003.  The Company subleased one of the facilities in the second quarter of 2004 for less than its remaining obligation and accrued the net amount of lease payments it expects to pay over the remaining lease term.  In Europe, the Company also accrued additional lease expense on a vacant facility in the second quarter of 2004 due to unfavorable market conditions near the facility.  These increases were offset by the release of a $1.6 million accrual for a facility in Houston in the second quarter of 2004 as the Company decided to utilize that facility as a result of increased domestic operations and logistics business in 2004.

Amounts recorded for future lease obligations are net of approximately $23.8 million in anticipated future recoveries from actual sublease agreements and $6.9 million from expected sublease agreements as of September 30, 2004.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of September 30, 2004 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2004 to 2025 and sublease agreements expire from 2004 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 - Notes payable

Notes payable consisted of the following (in thousands):

	As of
	September 30, 2004	December 31, 2003

Convertible subordinated notes	$ 100,000	$ 100,000
Borrowings on international credit facilities	6,325	1,503
Note payable to seller	5,000	10,000
Financed insurance premiums	620	3,846
Financed software licenses and maintenance	3,920	4,237
Financed vehicles	4,562	2,633
Other notes payable	4,718	5,205
Total notes payable	125,145	127,424

Current portion of notes payable	15,644	13,017
Long-term notes payable	$ 109,501	$ 114,407

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

The notes are convertible at any time up to four trading days prior to maturity into shares of common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable impact the Company’s diluted earnings per share calculation by approximately 5.7 million shares.  As of September 30, 2004, the estimated fair value of these notes was $174.5 million.

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

Domestic credit facility

Effective September 16, 2004, the Company entered into a new $150 million unsecured revolving credit facility (New Credit Facility).  The New Credit Facility is with a syndicate of six financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on September 15, 2009.   The New Credit Facility replaces a $100 million credit facility (Prior Credit Facility) that was to mature in December 2004.  Borrowings under the New Credit Facility may be used to redeem or convert the convertible subordinated notes, make

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

dividends or share repurchases, working capital and capital expenditures, make permitted acquisitions and for general corporate purposes.  The New Credit Facility contains a $75 million sub-facility for letters of credit.  The Company had $27.1 million in letters of credit outstanding and unused borrowing capacity of $122.9 million under the New Credit Facility as of September 30, 2004.  No direct financial obligations of the Company have arisen under the New Credit Agreement as of September 30, 2004.

Amounts outstanding under the New Credit Agreement are subject to varying rates of interest (using either the “LIBOR rate” or the “base rate,” each defined below) based on (i) the leverage ratio of consolidated net funded debt to EBITDA (as defined in the New Credit Agreement) and (ii) whether the loan is a Eurodollar loan or a base rate loan.  The “LIBOR rate” is equal to the rate determined by Bank of America, N.A. to be the British Bankers Association interest rate for deposits in U.S. dollars for a similar interest period (either one, two, three or six months, as selected by the Company).  The “base rate” is calculated as the higher of (i) the federal funds effective rate plus 0.5% and (ii) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  The Company may borrow at the “prime rate” plus an applicable margin of up to 0.25% or at the “LIBOR rate” plus an applicable margin of 0.75% to 1.25%.

The New Credit Facility contains covenants that are similar to, but generally more favorable to the Company than, the covenants in the Company’s Prior Credit Facility.  These covenants include, among others:

-

a limitation on liens, mergers, consolidations, sales of assets, and incurrence of secured indebtedness, subject to permitted exceptions;

-

restrictions on the use of proceeds, investments, transactions with affiliates, and changing the Company’s principal business;

-

a limitation on paying dividends or purchasing or redeeming capital stock or prepaying indebtedness, subject to permitted exceptions;

-

a requirement that the Company maintain on a rolling four quarter basis a ratio of Net Funded Debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the New Credit Agreement) of not greater than 3.0 to 1.0; and

-

a requirement that the Company maintain on a rolling four quarter basis a ratio of consolidated EBIT (as defined in the Credit Agreement) to consolidated interest charges of not less than 3.0 to 1.0.

The New Credit Facility contains customary events of default.  If a default occurs and is continuing, the Company must repay all amounts outstanding under the New Credit Facility.

The Prior Agreement with Bank of America, N.A. was terminated by the Company on September 15, 2004 in advance of its stated termination date without any early termination penalties.  The other parties to the Prior Agreement were Bank of America, N.A. and certain of the Company’s subsidiaries.

International credit facilities and other notes payable

As of September 30, 2004, the Company had $17.3 million capacity on international credit facilities and $6.3 million outstanding against those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The note payable to seller is payable to the former owners of MIF, is non-interest bearing and is payable in April 2005.  Financed insurance premiums are payable in monthly installments of approximately $155,000 each through February 2005.  Financed software licenses and maintenance are payable in quarterly installments of approximately $561,000 each through April 2006.  Loans for financed vehicles are payable in monthly payments totaling approximately $77,000 through June 2009 and have implied interest rates averaging 6.4%.

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

The Company secures guarantees primarily by three methods:  a $75 million letter of credit subfacility (Note 5), surety bonds and security time deposits which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA-related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of September 30, 2004, total IATA related guarantees, customs bonds and other working capital credit line facilities were approximately $76.5 million.  Approximately $54.0 million of guarantees, customs bonds and borrowings against credit facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $18.6 million which were recorded as liabilities on the Company’s condensed consolidated balance sheet.

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

Note 7 – Share repurchase program

On February 25, 2004, the Company adopted a stock repurchase program (the Program) to repurchase up to $15 million of its common stock over the 120 days following adoption of the Program.  On March 5, 2004, the Board of Directors approved an increase in the maximum amount of shares to be repurchased from $15 million to up to $65 million of the Company’s common stock and extended the Program to July 3, 2004.  As of that date, the Company had repurchased and retired 3.4 million shares at an average price of $17.37 per share for approximately $59.1 million.

Note 8 - Contingencies

EEOC legal settlement

On October 2, 2001, the U.S. Equal Employment Opportunity Commission (the EEOC) and EGL announced the filing of a Consent Decree settlement.  This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge.  The EEOC’s Commissioner’s Charge was issued in December 1997.  Under the

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Consent Decree, the Company agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund).  This Leadership Development Program will provide training and educational opportunities for women and minorities already employed by the Company and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, the Company did not make any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Consent Decree.  During the quarter ended September 30, 2001, the Company accrued $10.1 million related to the settlement, which included the $8.5 million payment into the Class Fund and $500,000 into the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.  During the third and fourth quarters of 2003, the Company reversed $1.4 million of the accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts initially estimated and for payroll taxes the Company will not be required to pay.

The Consent Decree settlement provides that the Company establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  The Company had fully funded the Class Fund by September 30, 2003.  The Leadership Development Fund was funded fully in October 2002.  Through September 30, 2004, approximately $250,000 of the Leadership Development Fund has been used for restricted purposes as defined by the Consent Decree settlement.  As of September 30, 2004, the amount remaining in the Leadership Development Fund and Class Fund is $8.7 million and is included as restricted cash in the accompanying condensed consolidated balance sheet.  Total related accrued liabilities included in the accompanying condensed consolidated balance sheet at September 30, 2004 were $9.8 million.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Federal income tax audit

The Internal Revenue Service is conducting an audit of the Company’s federal income tax returns from fiscal years 2000 to 2001.  Management believes the Company has filed such returns in accordance with applicable tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments, which could be material.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003

Benefit cost for defined contribution plans	$ 1,495	$ 384	$ 592	$ 13

Net benefit cost for defined benefit plans:
Service cost	$ 1,417	$ 1,358	$ 463	$ 430
Interest cost	1,196	1,050	335	328
Expected return on plan assets	(1,082)	(899)	(310)	(280)
Amortization of prior service cost	240	213	62	66
Net pension enhancement and curtailment/ settlement expense	(7)	(6)	(2)	(2)
Net benefit cost for defined benefit plans	$ 1,764	$ 1,716	$ 548	$ 542
Contributions to benefit plans	$ 1,971	$ 2,118	$ 239	$ 937

Estimated contributions to defined contribution and defined benefit plans for the period of October 1 to December 31, 2004 are approximately $1.0 million.

Note 10 – Related party transactions

Aircraft usage payments

In conjunction with the Company’s business activities, the Company periodically utilizes aircraft owned by entities controlled by Mr. Crane.  The Company is charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the nine months ended September 30, 2004 and 2003, respectively, the Company reimbursed the entities controlled by Mr. Crane approximately $863,000 and $361,000 for hourly usage of the plane.  During the three months ended September 30, 2004 and 2003, respectively, the Company reimbursed the entities controlled by Mr. Crane approximately $52,000 and $175,000, respectively, for hourly usage of the plane.  The Company had approximately $345,000 payable to Mr. Crane at September 30, 2004 for lease payments and related costs of the aircraft.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

EGL Subsidiaries in Spain and Portugal

In April 1999, Circle sold a 49% interest in two previously wholly-owned subsidiaries in Spain and Portugal to Peter Gibert, the former chief executive officer of Circle.  Mr. Gibert served as managing director of both subsidiaries and was one of the Company’s directors in 2000 and 2001 and resigned from the Company’s Board of Directors in May 2002.  The Company deferred the recognition of the $866,000 gain on this transaction and recorded this amount in minority interest.  In June 2004, the Company acquired Mr. Gibert’s 49% interest in each of the two subsidiaries for a purchase price of approximately $6.0 million in cash.  The purchase price included $1.9 million for Mr. Gibert’s share of undistributed earnings of the subsidiaries up to the acquisition date and approximately $115,000 payable to Mr. Gibert under his consulting agreement.  As a result of the Company’s acquisition, Mr. Gibert no longer owns any interest in either subsidiary.  In connection with the acquisition of Mr. Gibert’s interest, the Company reversed the $866,000 gain deferred in April 1999, with no impact on the Company’s results of operations.

Consulting Agreement

In connection with Mr. Gibert stepping down as chief executive officer of Circle and relocating to Spain in 1999, Mr. Gibert entered into a consulting agreement with Circle pursuant to which he agreed to provide his marketing, strategic planning, acquisition, training and other assistance as reasonably requested wherever Circle has operations, other than the United States, Spain and Portugal.  The Company paid Mr. Gibert approximately $184,000 under the consulting agreement in the nine months ended September 30, 2004, including the $115,000 settled in connection with the acquisition of Mr. Gibert’s interest in the Company’s subsidiaries in Spain and Portugal.  The Company paid Mr. Gibert approximately $275,000 and $69,000 under the consulting agreement in the nine months and three months ended September 30, 2003, respectively.  The consulting agreement expired on May 31, 2004.

Note 11 - Geographic and services information

The Company operates in one segment and is organized functionally in geographic divisions.  Accordingly, management focuses its attention on revenues, net revenues and income before taxes associated with each of these geographic divisions when evaluating the effectiveness of geographic management.  Certain information regarding the Company’s operations by geographic division is summarized below (in thousands):

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Eliminations	Consolidated
Nine months ended September 30, 2004:
Total revenues	$ 953,255	$ 69,823	$ 448,989	$ 519,127	$ (49,521)	$ 1,941,673
Transfers between divisions	(16,258)	(4,336)	(15,064)	(13,863)	49,521	-
Revenues from customers	$ 936,997	$ 65,487	$ 433,925	$ 505,264	$ -	$ 1,941,673
Total net revenues	$ 391,972	$ 14,492	$ 142,242	$ 85,937	$ -	$ 634,643
Intercompany (profits) losses	4,848	(2,359)	(6,111)	3,622	-	-
Net revenues	$ 396,820	$ 12,133	$ 136,131	$ 89,559	$ -	$ 634,643
Income before taxes	$ 36,291	$ 1,405	$ 4,497	$ 16,800	$ -	$ 58,993

Nine months ended September 30, 2003:
Total revenues	$ 817,523	$ 45,978	$ 337,063	$ 371,422	$ (38,964)	$ 1,533,022
Transfers between divisions	(11,175)	(4,372)	(11,143)	(10,817)	37,507	-
Revenues from customers	$ 806,348	$ 41,606	$ 325,920	$ 360,605	$ (1,457)	$ 1,533,022
Total net revenues	$ 342,383	$ 11,810	$ 114,038	$ 69,216	$ (587)	$ 536,860
Intercompany (profits) losses	7,362	(3,142)	(5,312)	1,092	-	-
Net revenues	$ 349,745	$ 8,668	$ 108,726	$ 70,308	$ (587)	$ 536,860
Income (loss) before taxes	$ 10,357	$ 991	$ (185)	$ 12,674	$ (3)	$ 23,834

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Eliminations	Consolidated
Three months ended September 30, 2004:
Total revenues	$ 344,621	$ 29,319	$ 162,980	$ 200,101	$ (17,485)	$ 719,536
Transfers between divisions	(5,692)	(1,433)	(5,285)	(5,075)	17,485	-
Revenues from customers	$ 338,929	$ 27,886	$ 157,695	$ 195,026	$ -	$ 719,536
Total net revenues	$ 139,701	$ 5,754	$ 48,945	$ 31,209	$ -	$ 225,609
Intercompany (profits) losses	1,496	(503)	(2,048)	1,055	-	-
Net revenues	$ 141,197	$ 5,251	$ 46,897	$ 32,264	$ -	$ 225,609
Income before taxes	$ 21,389	$ 657	$ 219	$ 6,242	$ -	$ 28,507

Three months ended September 30, 2003:
Total revenues	$ 284,589	$ 16,938	$ 116,582	$ 128,119	$ (12,612)	$ 533,616
Transfers between divisions	(2,922)	(1,305)	(3,733)	(3,849)	11,809	-
Revenues from customers	$ 281,667	$ 15,633	$ 112,849	$ 124,270	$ (803)	$ 533,616
Total net revenues	$ 116,408	$ 3,743	$ 39,655	$ 24,188	$ (230)	$ 183,764
Intercompany (profits) losses	3,124	(864)	(1,665)	(595)	-	-
Net revenues	$ 119,532	$ 2,879	$ 37,990	$ 23,593	$ (230)	$ 183,764
Income before taxes	$ 2,870	$ 69	$ 2,013	$ 3,976	$ 8	$ 8,936

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Revenues from transfers between divisions represent approximate amounts that management believes would be charged if an unaffiliated company provided the services.  Revenues and expenses for geographic divisions include 100 percent of amounts for unconsolidated affiliates directly involved in freight forwarding activities.  In 2003, the amounts above include revenues and expenses from our affiliate in Turkey, prior to our acquisition of the outside ownership in the affiliate in October 2003.  Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues and revenues and expenses for unconsolidated affiliates.  Income (loss) before taxes includes profits (losses) on intercompany transactions.  Revenues and net revenues by division for the three and nine months ended September 30, 2003 have been restated from previously reported amounts (a) to conform to the current period presentation of gross and net revenues, (b) to include intradivision revenues and (c) to include revenues and expenses from an unconsolidated affiliate.  These reclassifications had no impact on consolidated net revenues.

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Consolidated

Balance at September 30, 2004	$ 615,770	$ 28,077	$ 224,703	$ 176,528	$ 1,045,078
Balance at December 31, 2003	$ 557,940	$ 28,534	$ 195,771	$ 161,993	$ 944,238

Note 12 - Subsequent Event

On October 11, 2004, the Unites States Congress passed the American Jobs Creation Act of 2004 (Jobs Act), which is a response, in part, to an on-going trade dispute between the European Union regarding extraterritorial income tax provisions in the U.S. tax code that the World Trade Organization had ruled to be illegal.  The Jobs Act includes numerous provisions that may affect business practices and accounting for income taxes. The Jobs Act became effective on October 22, 2004 and is subject to significant analysis and interpretation.  Management is in the process of determining the impact of the Jobs Act on the Company.

EGL, INC.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected certain aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 included in this quarterly report and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-27288).

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

We achieved gross revenues of $720 million for the quarter ended September 30, 2004, a 34.8% increase over gross revenues of $534 million in the third quarter of 2003.  Our financial position was strengthened by record net revenues in the third quarter of 2004, including the continued improvement in our U.S. overnight product.

Our results of operations, cash flows and financial position for the third quarter of 2004 reflect, among other things, the following:

-

Leveraging our global network, with an emphasis on our North American infrastructure, to increase volumes across all service offerings and geographic regions;

-

Improving U.S. priority product market coupled with continued expansion of deferred shipments within the North America forwarding market;

-

Establishing a new $150 million unsecured revolving credit facility;

-

Improving operational efficiencies to increase operating income;

-

Escalating ocean and airline rates as well as the faster rate of growth in lower margin (but higher net revenue per shipment) service offerings;

-

Selling our 40% investment in TDS Logistics, Inc.;

-

Costs associated with evaluating the adequacy of the design and operating effectiveness of our internal controls over financial reporting; and

-

Continuing the deployment of information technology systems globally.

Leveraging our global network.  Building off of consecutive record high net revenues in the first and second quarters of 2004, we continued to leverage our global network and our ability to cross-sell services to increase volumes for all of our service offerings in the third quarter of 2004, which increased gross and net revenues to new highs for the Company.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.  The efficiency of our services improved as we consolidated most duplicate facilities.  We have been able to successfully leverage the relationships of our U.S.-based multinational customers as they continue to shift production offshore and ramp up production overseas on the strength of the U.S. economy and a recovering European economy.  As a result, the growth in our international volumes has gained significant traction.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

North America forwarding market.  While deferred shipment (third through fifth day) volumes increased by 10.5% in the third quarter of 2004, priority (next flight out, next day or second day) volumes showed an increase of 5.6% in the third quarter of 2004 versus a decline of 5.5% in the second quarter of 2004.  In addition, U.S. imports and exports continue to increase, reflecting the strength of the U.S. economy and the continued shift of production overseas. This improvement in domestic shipment volumes added significantly to our increase in gross revenues during the quarter and improved results of operations.  Our third quarter 2004 results highlight the ability of our low cost domestic model to generate domestic growth with a mix of priority and deferred shipments.  Management believes that (i) if the economy continues to recover, (ii) volumes continue to exceed peak season levels, and (iii) shipping capacity remains tight, shipment of products will be expedited and inventory levels will continue to build as customers gain more confidence in the economic recovery.

New credit facility.  In September 2004, we entered into a new, unsecured $150 million credit facility (New Credit Facility) replacing a $100 million secured credit facility that was to mature in December 2004.  Under our New Credit Facility, we have an increased borrowing capacity for, among other things, redemption of the convertible subordinated notes, permitted acquisitions, working capital and capital expenditures and other general corporate purposes.  As of September 30, 2004, we had $27.1 million in letters of credit outstanding and unused borrowing capacity of $122.9 million under the New Credit Facility.

Improving operational efficiencies.   During the quarter, we continued initiatives to improve operating efficiencies and increased operating income 124%, or $14 million, from the third quarter of 2003.  Moreover, given strong demand and higher volumes, personnel costs increased across all divisions yet operating income as a percentage of net revenues rose to 11% as compared to 6% in the corresponding quarter in the prior year.  We have launched further initiatives to measure the key drivers of our business and continue to drive profitability through operational efficiencies.

Net revenue margins.  The traditional peak season rates, together with higher fuel and security surcharges and tighter capacity, continued to impact our air and ocean margins.  Increases in overall costs have diminished our yields, even as we continue to pass along these surcharges to the customers.  In addition, yields were impacted when compared against the third quarter of 2003 due to certain logistics projects in Europe that have since been terminated or completed.  Moreover, as we are able to cross-sell our services and highlight the full scope of our service offerings, our net revenues are impacted by the growth of service offerings with different margins – as our ocean and international air service offerings with lower net revenue margins but higher net revenue per shipment grow at faster rates than our domestic offerings.  For example, our gross revenues increase but our yields increase at a slower rate given the different mix of service offerings.  Coupled with the global economic factors set forth above, our net revenue margins decreased slightly from the preceding quarter.  Management believes that as we improve our ability to address the global factors affecting rates, our margins should improve across all divisions and service offerings.

Selling our Investment in TDS.  In August 2004, TDS Logistics, Inc., in which we held a 40% interest, was sold to an unrelated party.  As a result, we eliminated an interest in a non-core business and recorded a $5.4 million gain in non-operating income for our investment and cash proceeds of approximately $45.3 million, excluding approximately $6.1 million of our sale proceeds held in escrow.

Adequacy of our Internal Controls over Financial Reporting.  As directed by Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K for the year ending December 31, 2004.  We continue to enhance our internal controls over financial reporting by adding resources in key functional areas and focusing on the level of documentation, segregation of duties and transactional control procedures we believe are necessary to minimize the risk of any significant deficiencies or material weaknesses in our financial reporting.  In connection with the global deployment of our EGL Vision Suite of Technologies, we continue to enhance and evolve our systems and processes, which require frequent updates of our control documentation.  This may impact the ability to adequately test internal controls surrounding those systems and processes. Given the short timeframe for compliance, we may learn of

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

deficiencies and/or weaknesses in our internal controls over financial reporting associated with the system deployment, and there may not be adequate time for remediation and re-testing of such controls.  As we evaluate our internal controls, we cannot be certain that all of our internal controls will be considered effective by management or, if considered effective by management, that our independent auditors will agree with such assessment.

Global deployment of information technology systems.  In the third quarter of 2004, we continued the global deployment of our EGL Vision Suite of Technologies – Logistics Vision, Financial Vision and People Vision.  “Logistics Vision” is the freight forwarding system that allows a seamless flow of data across the globe, eliminating duplicate data entry on multiple systems.  “Financial Vision” is the Oracle-based financial system that allows global visibility of financial results, streamlined financial reporting and the ability to automate intercompany accounting and settlements.  “People Vision” is the Oracle-based human resources application that allows global visibility to employee tracking, training and development.  Management continues to believe that successful deployment of the systems remains a critical component of improving operational efficiencies and effectively growing the business.  The global deployment of EGL Vision will continue into next year.

We expect our focus in the fourth quarter of 2004 will be to improve upon priority product shipment counts, streamline processes through our global deployment of our financial, operational and human resources information technology systems, evaluate the adequacy of our internal controls over financial reporting, and continue to leverage our competitive advantages in North America.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Results of Operations

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

	Nine Months Ended September 30,
	2004		2003
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 1,258,270	64.8	$ 1,002,715	65.4
Ocean freight forwarding	280,305	14.4	206,617	13.5
Customs brokerage and other	403,098	20.8	323,690	21.1
Revenues	$ 1,941,673	100.0	$ 1,533,022	100.0
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 372,141	29.6	$ 310,302	30.9
Ocean freight forwarding	57,129	20.4	45,765	22.1
Customs brokerage and other	205,373	50.9	180,793	55.9
Net revenues	634,643	32.7	536,860	35.0
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	356,735	56.2	309,983	57.7
Other selling, general and administrative expenses	227,765	35.9	198,695	37.0
Operating income	50,143	7.9	28,182	5.3
Nonoperating income (expense), net	8,850	1.4	(4,348)	(0.8)
Income before provision for income taxes	58,993	9.3	23,834	4.5
Provision for income taxes	22,794	3.6	9,016	1.7
Net income	$ 36,199	5.7	$ 14,818	2.8

Revenues increased $408.7 million, or 26.7%, to $1,941.7 million in the nine months ended September 30, 2004 compared to $1,533.0 million in the nine months ended September 30, 2003 due to increases from all product lines.  Net revenues, which represent revenues less freight transportation costs, increased $97.7 million, or 18.2%, to $634.6 million in the nine months ended September 30, 2004 compared to $536.9 million in the nine months ended September 30, 2003 due to increases in air freight forwarding net revenues followed by increases in customs brokerage and other net revenues and ocean freight forwarding net revenues.  Net revenue margins declined from 35.0% in the first nine months of 2003 to 32.7% in the first nine months of 2004 reflecting a decrease in import and logistics margins and a slight decline in air and ocean margins.  The decrease in margins reflects (i) an acceleration of growth in international air and ocean products which carry a lower net revenue margin but a higher net revenue per shipment; (ii) pass-through of higher fuel and security surcharges, which increased gross revenues without corresponding increases in net revenues; and (iii) higher transportation costs due to capacity constraints, mainly from Asia.  Our international revenues and costs also increased slightly over the prior year due to the effects of translating amounts to the U.S. dollar.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Air freight forwarding revenues.  Air freight forwarding revenues increased $255.6 million, or 25.5%, to $1,258.3 million in the nine months ended September 30, 2004 compared to $1,002.7 million in the nine months ended September 30, 2003 primarily due to volume increases in all geographic divisions, particularly Asia Pacific, North America and Europe/Middle East.  This growth is primarily from improvements in domestic shipment volumes and international charter activity.  Air freight forwarding net revenues increased $61.8 million, or 19.9%, to $372.1 million in the nine months ended September 30, 2004 compared to $310.3 million in the nine months ended September 30, 2003.  Air freight forwarding margins decreased to 29.6% for the nine months ended September 30, 2004 compared to 30.9% for the nine months ended September 30, 2003, primarily due to declines in North America and Asia Pacific due to higher volume levels in certain trade lanes that carry a lower margin and increased international charter activity, which typically carries a lower margin.  These decreases were offset by increases in air freight forwarding margins in Europe/Middle East primarily due to an increase in direct air shipments relative to consolidated shipments.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $73.7 million, or 35.7%, to $280.3 million in the nine months ended September 30, 2004 compared to $206.6 million in the nine months ended September 30, 2003.  The increase in revenues was principally due to volume increases in all geographic divisions due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.  Ocean freight forwarding net revenues increased $11.3 million, or 24.7%, to $57.1 million in the nine months ended September 30, 2004 compared to $45.8 million in the nine months ended September 30, 2003 primarily due to increases in Europe/Middle East, Asia Pacific and North America.  Ocean freight forwarding margins, however, decreased to 20.4% in the nine months ended September 30, 2004 compared to 22.1% in the nine months ended September 30, 2003 due to continued rising transportation costs and shipping capacity constraints, particularly between Asia and North America.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $79.4 million, or 24.5%, to $403.1 million in the nine months ended September 30, 2004 compared to $323.7 million in the nine months ended September 30, 2003 due to multiple new logistics projects in North America and a $2.8 million termination fee for a logistics project in Europe.  Customs brokerage and other net revenues increased by $24.6 million, or 13.6%, to $205.4 million in the nine months ended September 30, 2004 compared to $180.8 million in the nine months ended September 30, 2003.  Customs brokerage and other margins, however, decreased to 50.9% for the nine months ended September 30, 2004 compared to 55.9% for the nine months ended September 30, 2003 primarily due to lower margins in Europe, Asia Pacific and North America resulting from the termination or completion of several higher margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $46.7 million, or 15.1%, to $356.7 million in the nine months ended September 30, 2004 compared to $310.0 million in the nine months ended September 30, 2003.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange effects.  As a percentage of net revenues, personnel costs were 56.2% in the nine months ended September 30, 2004 compared to 57.7% in the nine months ended September 30, 2003.  Our average headcount increased only 5.6% compared to a 26.7% increase in gross revenues.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $29.1 million, or 14.6%, to $227.8 million in the nine months ended September 30, 2004 compared to $198.7 million in the nine months ended September 30, 2003.  As a percentage of net revenues, other selling, general and administrative expenses decreased slightly to 35.9% for the nine months ended September 30, 2004 compared to 37.0% for the same period in 2003.  The increase in other selling, general and administrative expenses is primarily due to a $7.4 million increase in facility accruals during the second quarter of 2004 for vacant facilities in North America and Europe.  In North America, we consolidated three facilities to our new facility in Miami, which was completed in late 2003.  We subleased one of the facilities for less than our remaining obligation and accrued the net amount of lease payments we expect to pay over the remaining lease term.  In Europe, we also accrued additional lease expense on a vacant facility due to unfavorable market conditions near the facility.  These increases were offset by the release of a $1.6 million accrual

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

for a facility in Houston as we decided to utilize that facility for increased domestic operations and logistics business.  Other selling, general and administrative expenses have also increased due to higher insurance premiums related to our increased business activity, higher professional fees and communications costs related to systems implementations and preparations for internal controls testing required by the Sarbanes-Oxley Act of 2002 and foreign exchange effects.

Nonoperating income (expense), net.  For the nine months ended September 30, 2004, nonoperating income, net was $8.9 million compared to nonoperating expense, net of $4.3 million for the nine months ended September 30, 2003.  The increase is primarily due to $12.1 million in gains on the sale of our investments in TDS Logistics, Inc. and Miami Air during the third and second quarter of 2004 as well as a $2.7 million increase in equity earnings from affiliates, primarily related to our investment in TDS and a decrease in minority interest expense due to our acquisition of our minority partners’ interests in our affiliates in France, Spain and Portugal.  These increases were offset by (i) a decrease in interest income due to lower investment balances resulting from the repurchases of our common stock; (ii) an increase in foreign exchange losses; and (iii) a decrease in nonoperating income as compared to the same period in 2003 which included $589,000 of gains on our jet fuel swap which expired in December 2003.

Effective tax rate.  The effective income tax rate for the nine months ended September 30, 2004 was 38.6% compared to 37.8% for the nine months ended September 30, 2003.  The higher tax rate was due to adjustments to deferred taxes on foreign earnings offset somewhat by increased taxable income in lower tax rate jurisdictions.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Three Months Ended September 30, 2004 Compared To Three Months Ended September 30, 2003

	Three Months Ended September 30,
	2004		2003
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 466,652	64.9	$ 342,890	64.3
Ocean freight forwarding	110,914	15.4	75,724	14.2
Customs brokerage and other	141,970	19.7	115,002	21.5
Revenues	$ 719,536	100.0	$ 533,616	100.0
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 134,872	28.9	$ 104,130	30.4
Ocean freight forwarding	21,508	19.4	16,123	21.3
Customs brokerage and other	69,229	48.8	63,511	55.2
Net revenues	225,609	31.4	183,764	34.4
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	126,845	56.2	105,931	57.6
Other selling, general and administrative expenses	73,348	32.5	66,500	36.2
Operating income	25,416	11.3	11,333	6.2
Nonoperating income (expense), net	3,091	1.4	(2,397)	(1.3)
Income before provision for income taxes	28,507	12.7	8,936	4.9
Provision for income taxes	10,995	4.9	3,380	1.9
Net income	$ 17,512	7.8	$ 5,556	3.0

Revenues increased $185.9 million, or 34.8%, to $719.5 million in the three months ended September 30, 2004 compared to $533.6 million in the three months ended September 30, 2003 due to increases from all product lines.  Net revenues, which represent revenues less freight transportation costs, increased $41.8 million, or 22.7%, to $225.6 million in the three months ended September 30, 2004 compared to $183.8 million in the three months ended September 30, 2003 due to increases in air freight forwarding net revenues followed by modest increases in customs brokerage and other net revenues and ocean freight forwarding net revenues.  Net revenue margins declined from 34.4% in the third quarter of 2003 to 31.4% in the third quarter of 2004 primarily due to a decrease in import and logistics margins and a slight decline in ocean and air export margins.  Our international revenues and costs also increased over prior year due to the effects of translating amounts to the U.S. dollar.

Air freight forwarding revenues.  Air freight forwarding revenues increased $123.8 million, or 36.1%, to $466.7 million in the three months ended September 30, 2004 compared to $342.9 million in the three months ended September 30, 2003 primarily due to volume increases in all geographic divisions.  Air freight forwarding net revenues increased $30.8 million, or 29.6%, to $134.9 million in the three months ended September 30, 2004 compared to $104.1 million in the three months ended September 30, 2003.  Air freight forwarding margins decreased to 28.9% for the three months

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

ended September 30, 2004 compared to 30.4% for the three months ended September 30, 2003 primarily due to (i) an acceleration of growth in international air shipments which carry a lower net revenue margin but a higher net revenue per shipment, pass-through of higher fuel and security surcharges; (ii) which increased gross revenues without corresponding increases in net revenues; and (iii) higher transportation costs due to capacity constraints, mainly from Asia.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $35.2 million, or 46.5%, to $110.9 million in the three months ended September 30, 2004 compared to $75.7 million in the three months ended September 30, 2003.  The increase in revenues was principally due to volume increases in all geographic divisions due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.  Ocean freight forwarding net revenues increased $5.4 million, or 33.5%, to $21.5 million in the three months ended September 30, 2004 compared to $16.1 million in the three months ended September 30, 2003 primarily due to increases in Europe/Middle East followed by increases in Asia Pacific and North America.  Ocean freight forwarding margins, however, decreased to 19.4% in the three months ended September 30, 2004 compared to 21.3% in the three months ended September 30, 2003 due to rising transportation costs, including higher fuel and security surcharges, and increased shipping capacity constraints.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $27.0 million, or 23.5%, to $142.0 million in the three months ended September 30, 2004 compared to $115.0 million in the three months ended September 30, 2003 due to multiple projects in North America and increased imports to Asia offset by decreases in Europe due to the termination or completion of several projects.  Customs brokerage and other net revenues increased by $5.7 million, or 9.0%, to $69.2 million in the three months ended September 30, 2004 compared to $63.5 million in the three months ended September 30, 2003.  Customs brokerage and other margins decreased to 48.8% for the three months ended September 30, 2004 compared to 55.2% for the three months ended September 30, 2003 primarily due to the completion of projects in Europe and lower margins in Asia Pacific and North America.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $20.9 million, or 19.7%, to $126.8 million in the three months ended September 30, 2004 compared to $105.9 million in the three months ended September 30, 2003.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange effects.  As a percentage of net revenues, personnel costs were 56.2% in the three months ended September 30, 2004 compared to 57.6% in the three months ended September 30, 2003.  Our average headcount increased only 8.0% compared to a 34.8% increase in gross revenues.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $6.8 million, or 10.2%, to $73.3 million in the three months ended September 30, 2004 compared to $66.5 million in the three months ended September 30, 2003.  As a percentage of net revenues, other selling, general and administrative expenses were 32.5% in the three months ended September 30, 2004 compared to 36.2% in the three months ended September 30, 2003.  Other selling, general and administrative expenses increased due to increased business activity, higher communication costs related to systems implementations and higher professional fees for Sarbanes-Oxley Act of 2002 internal controls preparations and testing and foreign exchange effects.

Nonoperating income (expense), net.  For the three months ended September 30, 2004, nonoperating income, net was $3.1 million compared to nonoperating expense, net of $2.4 million for the three months ended September 30, 2003.  The change is primarily due to a $5.4 million gain on the sale of our investment in TDS during the third quarter of 2004 and a decrease in minority interest expense due to our acquisition of our minority partners’ interests in our affiliates in France, Spain and Portugal, which were partially offset by foreign exchange losses due to the strengthening of the U.S. dollar.

Effective tax rate.  The effective income tax rate for the three months ended September 30, 2004 was 38.6% compared to 37.8% for the three months ended September 30, 2003.  The higher effective tax rate is due to an increase in tax rates for our foreign operations.

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

As a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2004 will be in the range of $35 to $40 million, with a range of $30 to $35 million expected on information systems expenditures.  Our capital expenditures for the nine months ended September 30, 2004 were $30.5 million.

In the first quarter of 2004, our Board of Directors authorized the repurchase of up to $65 million of our outstanding common stock, depending on market conditions and other factors.  During the course of the program, which ended July 3, 2004, we repurchased and retired 3.4 million shares of our outstanding common stock at an average price of $17.37 per share for $59.1 million in total.

Based on current plans, we believe that our existing capital resources, including $96.7 million of cash and cash equivalents and $122.9 million of available borrowing capacity on our new credit facility, will be sufficient to meet working capital requirements through September 30, 2005.  However, we cannot provide assurance that there will be no change that would consume available resources significantly before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities and planned capital expenditures, including, without limitation, the timing and extent of our marketing programs and hiring of additional personnel.

Cash flows from operating activities.  Net cash provided by operating activities was $43.1 million in the nine months ended September 30, 2004 compared to $51.0 million in the nine months ended September 30, 2003.  The decrease in the nine months ended September 30, 2004 was primarily due to a $12.0 million net decrease in cash from changes in working capital for the nine months ended September 30, 2004 compared to a $7.5 million net increase in cash from changes in working capital for the nine months ended September 30, 2003 offset by an increase in net income.  Additionally during the nine months ended September 30, 2004, $351,000 was transferred to restricted cash to secure guarantees and customs bonds for our international subsidiaries.

Cash flows from investing activities.  Net cash provided by investing activities in the nine months ended September 30, 2004 was $3.5 million compared to net cash used in investing activities of $36.8 million in the nine

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

months ended September 30, 2003.  We incurred capital expenditures of $30.5 million during the nine months ended September 30, 2004 as compared to $19.5 million during the nine months ended September 30, 2003 primarily related to our global deployment of the Vision Suite of Technologies.

During the nine months ended September 30, 2004, we received proceeds of $6.7 million for the sale of our interest in an unconsolidated affiliate, Miami Air, to an unrelated party and proceeds of $45.3 million for the sale of our interest in an unconsolidated affiliate, TDS, to an unrelated party.

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

During the nine months ended September 30, 2004 and 2003, we received proceeds of $873,000 and $3.8 million, respectively, from sales of other assets and a sale-lease back transaction.

Cash flows from financing activities.  Net cash used in financing activities in the nine months ended September 30, 2004 was $42.6 million compared to $6.2 million in the nine months ended September 30, 2003.  During the nine months ended September 30, 2004, we repurchased and retired approximately 3.4 million shares of our common stock for $59.1 million in cash.  Net repayments on notes payable were $1.2 million for the nine months ended September 30, 2004 compared to $1.9 million in the nine months ended September 30, 2003.  We received $22.9 million in proceeds from the exercise of approximately 1.2 million stock options in the nine months ended September 30, 2004 compared to $3.0 million in proceeds from the exercise of approximately 242,000 stock options in the nine months ended September 30, 2003.

Convertible subordinated notes

In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes.  The notes bear interest at an annual rate of 5%.  Interest is payable on June 15 and December 15 of each year.  The notes mature on December 15, 2006.

The notes are convertible at any time up to four trading days prior to maturity into shares of EGL common stock at a conversion price of approximately $17.4335 per share, subject to certain adjustments, which was a premium of 20.6% of the stock price at the issuance date.  This is equivalent to a conversion rate of 57.3608 shares per $1,000 principal amount of notes.  Upon conversion, a noteholder will not receive any cash representing accrued interest, other than in the case of a conversion in connection with an optional redemption.  The shares that are potentially issuable may impact our diluted earnings per share calculation by approximately 5.7 million shares.  As of September 30, 2004, the fair value of the notes was $174.5 million.

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

Domestic credit facility

Effective September 16, 2004, we entered into a new unsecured $150 million revolving credit facility.  The New Credit Facility is with a syndicate of six financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on September 15, 2009.  The New Credit Facility replaces a $100 million credit facility (Prior Credit Facility) that was to mature in December 2004.  Borrowings under the New Credit Facility may be used to redeem or convert the convertible subordinated notes, make dividends or share repurchases, working capital and capital expenditures, make permitted acquisitions and for general corporate purposes.  The New Credit Facility contains a $75 million sub-facility for letters of credit.  We had $27.1 million in letters of credit outstanding and unused borrowing capacity of $122.9 million under the New Credit Facility as of September 30, 2004.  We have not incurred direct financial obligations under the New Credit Agreement as of September 30, 2004.

Amounts outstanding under the New Credit Agreement are subject to varying rates of interest (using either the “LIBOR rate” or the “base rate,” each defined below) based on (i) the leverage ratio of consolidated net funded debt to EBITDA (as defined in the New Credit Agreement) and (ii) whether the loan is a Eurodollar loan or a base rate loan.  The “LIBOR rate” is equal to the rate determined by Bank of America, N.A. to be the British Bankers Association interest rate for deposits in U.S. dollars for a similar interest period (either one, two, three or six months, as selected by the Company).  The “base rate” is calculated as the higher of (i) the federal funds effective rate plus 0.5% and (ii) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  We may borrow at the “prime rate” plus an applicable margin of up to 0.25% or at the “LIBOR rate” plus an applicable margin of 0.75% to 1.25%.

The New Credit Facility contains covenants that are similar to, but generally more favorable to us than, the covenants in our Prior Credit Facility.  These covenants include, among others:

-

a limitation on liens, mergers, consolidations, sales of assets, and incurrence of secured indebtedness, subject to permitted exceptions;

-

restrictions on the use of proceeds, investments, transactions with affiliates, and changing our principal business;

-

a limitation on paying dividends or purchasing or redeeming capital stock or prepaying indebtedness, subject to permitted exceptions;

-

a requirement that we maintain on a rolling four quarter basis a ratio of Net Funded Debt (as defined in the Credit Agreement) to consolidated EBITDA (as defined in the New Credit Agreement) of not greater than 3.0 to 1.0; and

-

a requirement that we maintain on a rolling four quarter basis a ratio of consolidated EBIT (as defined in the Credit Agreement) to consolidated interest charges of not less than 3.0 to 1.0.

The New Credit Facility contains customary events of default.  If a default occurs and is continuing, we must repay all amounts outstanding under the New Credit Facility.

The Prior Agreement with Bank of America, N.A. was terminated by us on September 15, 2004 in advance of its stated termination date without any early termination penalties.  The other parties to the Prior Agreement were Bank of America, N.A. and certain of our subsidiaries.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

International credit facilities and other notes payable

Borrowings on international credit facilities totaled $6.3 million as of September 30, 2004.  International credit facilities are generally renewed upon expiration and borrowings on such facilities are generally repaid on a short-term basis.  Also as of September 30, 2004, a $5.0 million note payable to the former owners of MIF was outstanding.  The note payable to seller is non-interest bearing and is payable in April 2005.  In addition, as of September 30, 2004 we had notes payable for financed insurance premiums of $620,000, notes payable for financed software and maintenance of $3.9 million and notes payable for financed vehicle purchases of $4.6 million outstanding.  Financed insurance premiums are payable in monthly installments of approximately $155,000 each through February 2005.  Financed software licenses and maintenance are payable in quarterly installments of approximately $561,000 each through April 2006.  Loans for financed vehicles are payable in monthly payments totaling approximately $77,000 through June 2009 and have implied interest rates averaging 6.4%.

Other guarantees.  Several of our foreign operations guarantee amounts associated with our international freight forwarding services.  These include IATA (International Air Transportation Association) guarantees, customs bonds and other working capital credit lines issued in the normal course of business.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of September 30, 2004, guarantees and credit facilities totaled $76.5 million and we had $54.0 million of guarantees, customs bonds and borrowings against facilities outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $18.6 million which were recorded as liabilities on our condensed consolidated balance sheet.

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

Capital expenditures for information technology.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  As of September 30, 2004, we had capitalized approximately $62.1 million related to the development of information systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of September 30, 2004, $31.4 million of this software was under development and was not being depreciated.  Our expected capital expenditures for the year ending December 31, 2004 are approximately $35 to $40 million, including approximately $30 to $35 million for information technology development and upgrades.

Acquisitions and dispositions.  In 2004, we acquired the outside ownership of our affiliates in France, Spain and Portugal.  The purchase consideration for the interest we did not previously own consisted of approximately $16.2 million in cash.  In connection with our 2003 acquisition of MIF, in April 2004, we made a $3.2 million payment to the seller due to the achievement of specified post-acquisition performance criteria.  In May 2004, we sold our entire interest in Miami Air to an unrelated party for approximately $6.7 million in cash.  In August 2004, we sold our entire interest in TDS to an unrelated party for approximately $51.4 million in cash, including approximately $6.1 million of the sales proceeds being held in escrow pending completion of certain conditions and time periods.  See Notes 2 and 10 of the notes to our condensed consolidated financial statements.

Share repurchase program.  In February and March 2004, our Board of Directors authorized the repurchase of up to $65 million in value of our outstanding common stock depending on market conditions and other factors.  During the program, which expired in July 2004, we repurchased approximately 3.4 million shares of our common stock at an average price of $17.37 per share for approximately $59.1 million.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Federal income tax audit.  The Internal Revenue Service is conducting an audit of our federal income tax returns from fiscal years 2000 to 2001.  Management believes we have filed such returns in accordance with applicable tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments which could be material.

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

Related Party Transactions

Aircraft usage payments

In conjunction with our business activities, we periodically utilize aircraft owned by entities controlled by Mr. Crane.  We are charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the nine months ended September 30, 2004 and 2003, respectively, we reimbursed the entities controlled by Mr. Crane approximately $863,000 and $361,000, respectively, for hourly usage of the plane.  During the three months ended September 30, 2004 and 2003, respectively, we reimbursed the entities controlled by Mr. Crane approximately $52,000 and $175,000 for hourly usage of the plane.  We had approximately $345,000 payable to Mr. Crane at September 30, 2004 for lease payments and related costs of the aircraft.

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

acquired Mr. Gibert’s 49% interest in each of the two subsidiaries for a purchase price of approximately $6.0 million in cash.  The purchase price included $1.9 million for Mr. Gibert’s share of undistributed earnings of the subsidiaries up to the acquisition date and approximately $115,000 payable to Mr. Gibert under his consulting agreement.  As a result of the Company’s acquisition, Mr. Gibert no longer owns any interest in either subsidiary.  In connection with the acquisition of Mr. Gibert’s interest, we reversed the $866,000 gain deferred in April 1999, with no impact on our results of operations.

Consulting agreement

In connection with Mr. Gibert stepping down as chief executive officer of Circle and relocating to Spain in 1999, Mr. Gibert entered into a consulting agreement with Circle pursuant to which he agreed to provide his marketing, strategic planning, acquisition, training and other assistance as reasonably requested wherever Circle has operations, other than the United States, Spain and Portugal.  We paid Mr. Gibert approximately $184,000 under the consulting agreement in the nine months ended September 30, 2004, including the $115,000 settled in connection with the acquisition of Mr. Gibert’s interest in our subsidiaries in Spain and Portugal.  We paid Mr. Gibert approximately $275,000 and $69,000 under the consulting agreement in the nine months and three months ended September 30, 2003, respectively.  The consulting agreement expired on May 31, 2004.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that the information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 2, 2001, we and the U.S. Equal Employment Opportunity Commission (the EEOC) announced the filing of a Consent Decree settlement.  This settlement resolves all claims of discrimination and/or harassment raised by the EEOC’s Commissioner’s Charge.  The EEOC’s Commissioner’s Charge was issued in December 1997.  Under the Consent Decree, we agreed to pay $8.5 million into a fund (the Class Fund) that will compensate individuals who claim to have experienced discrimination.  The settlement covers (1) claims by applicants arising between December 1, 1995 and December 31, 2000; (2) disparate pay claims arising between January 1, 1995 and April 30, 2000; (3) promotion claims arising between December 1, 1995 and December 31, 1998; and (4) all other adverse treatment claims arising between December 31, 1995 and December 31, 2000.  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (the Leadership Development Fund).  The Leadership Development Program will provide training and educational opportunities for women and minorities already employed by us and will also establish scholarships and work study opportunities at educational institutions.  In entering the Consent Decree, we did not make any admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001.  The Consent Decree became effective on October 3, 2002 following the dismissal of all appeals related to the Consent Decree.  During the quarter ended September 30, 2001, we accrued $10.1 million related to the settlement, which includes the $8.5 million payment into the Class Fund and $500,000 to the Leadership Development Fund described above, administrative costs, legal fees and other costs associated with the EEOC litigation and settlement.  During the third and fourth quarters of 2003, we reversed $1.4 million of the accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and for payroll taxes we will not be required to pay.  The Consent Decree settlement provides that we establish and maintain segregated accounts for the Class Fund and Leadership Development Fund.  We made the final required payment to the Class Fund and Leadership Development Fund in September 2003.  See Note 8 of the notes to our condensed consolidated financial statements.

Of the eight named plaintiffs who filed suit against us in 2000 alleging gender, race and national origin discrimination, as well as sexual harassment, one has accepted a settlement of her claims against us.  The claims of one

EGL, INC.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following:  the Company’s plan to reduce costs (including the scope, timing, impact and effects thereof); potential financing transactions; the Company’s ability to leverage its global network; the ability of the Company’s low cost domestic model to generate domestic growth with a mix of priority and deferred shipments; the likelihood of improvements in the U.S. priority product market; possible increases in the Company’s logistics business; improvements in working capital management; benefits of eliminating the Miami Air and TDS investments and overseas joint ventures; the Company’s ability to improve its cost structure; the Company’s effective tax rate for the remainder of 2004 and the impact of the American Jobs Creation Act of 2004; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company’s services to domestic and global economic conditions; expected growth; the results, timing, outcome or effect of litigation; future operating expenses; future margins; use of working capital; the effectiveness of the Company’s disclosure controls and procedures; the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; fluctuations in currency valuations; fluctuations in interest rates and the impact thereof on our results of operations; future acquisitions or

EGL, INC.

dispositions (including the effects, benefits, results, terms or other aspects thereof); ability to continue growth and implement growth and business strategy; the development, implementation, upgrade and integration of our human resources, financial and operational information systems; the amount and timing of capital expenditures; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, facilities, terminals, operations, business plans and financial results and any other statements which are not historical facts.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.

The Company’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to acquisitions or mergers, including the integration of systems, operations and other businesses; deployment of global human resources, financial and operational information systems; the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; the Company’s dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation;  the results of the EEOC settlement (including the timing and terms thereof and the results of any appeals or challenges thereto) and the results of related or other litigation; the Company’s vulnerability to general economic conditions and dependence on its principal customers; the Company’s vulnerability to risks inherent in operating in international markets, including without limitation, general political and economic instability in international markets as a result of, among other things, tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, or other military or trade or travel disruptions; whether the Company enters into arrangements with third parties relating to leased aircraft and the terms of such arrangements; responses of customers to the Company’s actions by the Company’s principal shareholder; the effect of any tax audits of our domestic and/or foreign tax filings on the Company’s effective tax rate and cash flows; the effects of changes in forecasts of the Company’s effective income tax rates; the lack of effectiveness of the Company’s disclosure controls and procedures, including internal controls over financial reporting; accuracy of accounting and other estimates; the Company’s potential exposure to claims involving its local pick up and delivery operations; the Company’s future financial and operating results, cash needs and demand for its services; the impact of heightened security measures on our ability to do business; changes in accounting policies; and the Company’s ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission including those detailed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” in the Company’s Form 10-K for the year ended December 31, 2003.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

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
*10.1

Credit Agreement, dated as of September 15, 2004, by and among EGL, Inc., EGL Eagle Global Logistics, LP, Circle International, Inc., SCG, The Select Carrier Group, LP, EGL Trade Services, Inc., Bank of America, N.A., as well as other parties that may become Lenders from time to time under the Credit Agreement’s provisions (filed as Exhibit 10.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on September 21, 2004 and incorporated herein by reference).

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

Date:  November 9, 2004

By:

/s/ James R. Crane

________________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  November 9, 2004

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
*10.1

Credit Agreement, dated as of September 15, 2004, by and among EGL, Inc., EGL Eagle Global Logistics, LP, Circle International, Inc., SCG, The Select Carrier Group, LP, EGL Trade Services, Inc., Bank of America, N.A., as well as other parties that may become Lenders from time to time under the Credit Agreement’s provisions (filed as Exhibit 10.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on September 21, 2004 and incorporated herein by reference).

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

November 9, 2004

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

November 9, 2004

By:

/s/ Elijio V. Serrano

_______________________________

Elijio V. Serrano

Chief Financial Officer

EGL, INC.

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of EGL, Inc. (the “Company”) for the quarterly period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 9, 2004

By:

/s/ James R. Crane

___________________________________

James R. Crane

Chief Executive Officer

Date:  November 9, 2004

By:

/s/ Elijio V. Serrano

___________________________________

Elijio V. Serrano

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to EGL, Inc. and will be retained by EGL, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.