Form 10-K
period 2004-12-31
EGL INC
filed 2005-03-31
CIK 1001718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

(title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X      NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES   X      NO ____

The aggregate value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was $930.3 million, based on the last reported sale price of common stock on the last business day of the registrant’s most recently completed second fiscal quarter.

At March 15, 2005, the number of shares outstanding of registrant’s Common Stock was 52,198,063 (net of 926,157 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement for the Registrant’s 2005 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.  Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to the Registrant’s fiscal year end of December 31, 2004.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including EGL, Inc.) file electronically with the SEC.  The SEC’s website is http://www.sec.gov.

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

Industry Overview

As business requirements for efficient and cost-effective distribution services have increased, so have the importance and complexity of effective supply chain management.  Businesses increasingly strive to minimize inventory levels with just-in-time processes, perform manufacturing and assembly operations in multiple locations and distribute products to numerous destinations.  As a result, companies frequently want expedited or time-definite shipment services.  Time-definite shipments are delivered at a specific time and are typically not expedited, which results in a lower rate than for an expedited shipment.

Customers have two principal freight forwarding alternatives:  an air freight forwarder or a fully-integrated carrier.  An air freight forwarder procures shipments from customers and arranges transportation of the cargo on a carrier.  An air freight forwarder may also arrange pick up from the shipper to the carrier and delivery of the shipment from the carrier to the recipient.  Air freight forwarders often tailor shipment routing to meet the customer’s price and service requirements.  Fully-integrated carriers provide pick up and delivery service, primarily through their own captive fleets of trucks and aircraft.  Because air freight forwarders select from various transportation options in routing customer shipments, they are often able to serve customers less expensively and with greater flexibility than integrated carriers.  In addition to the high fixed expenses associated with owning, operating and maintaining fleets of aircraft, trucks and related equipment, integrated carriers often impose significant restrictions on delivery schedules and shipment weight, size and type.  Air freight forwarders, however, generally handle shipments of any size and can offer a variety of customized shipping options.

Most air freight forwarders, like EGL, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels, including FedEx Corporation and DHL Worldwide Express, Inc. Several integrated carriers, like United Parcel Service (“UPS”) and BAX Global, Inc. (“BAX”), do focus on shipments of heavy cargo in competition with forwarders.  On occasion, integrated shippers serve as a source of cargo space to forwarders.  Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

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

We believe there are several factors that are increasing demand for global logistics solutions.  These factors include:

-

outsourcing of logistics functions;

-

globalization of demand and supply chains and

-

increased complexity of supply chains.

Our Competitive Advantages

As a global transportation, supply chain management and information services company, we believe that we are well-positioned to provide cost-effective and efficient solutions to address the demand in the marketplace for transportation and logistics services.  We believe that the most important competitive factors in our industry are quality of service (including reliability, responsiveness, expertise and convenience), scope of operations, geographic coverage, information technology and price.  We believe our primary competitive advantages are:  (i) our low cost non-asset based business model; (ii) our global infrastructure; (iii) our information technology resources and (iv) our diverse customer base.

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

Global presence with North American infrastructure.  Our global infrastructure enables us to provide a closed-loop logistics chain to our customers worldwide.  Within North America, our infrastructure consists of our pick up and delivery network, ground and air networks, and logistics and warehousing capabilities.  Our ground and pick up and delivery networks enable us to service the growing deferred forwarding market while providing the domestic connectivity for international shipments once they reach North America.  In addition, we believe our heavyweight air network provides for lowest available costs on shipments, as we have no dedicated charters or leases and can capitalize on available capacity in the market to move our customers’ goods.  Lastly, we have enough warehouse and dock space available to leverage our North America infrastructure for future growth and/or to provide such space to our customers for their logistics needs.

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

Diverse customer base.  While computers and other high-technology equipment manufacturers and retailers continue to comprise a significant portion of our customer base, our customer base has increasingly diversified into a variety of sectors including the retail, pharmaceutical and the oil and gas industries.  As such, we continue to focus on expanding lines of business with current customers and adding new accounts in similar and new categories of shippers.

As a global transportation, supply chain management and information services company, our revenues are generated from a number of services, including air freight forwarding, ocean freight forwarding, customs brokerage, logistics and other services.

Air Freight Forwarding and Consolidation Services

Our air freight forwarding operations include international and domestic air freight forwarding. Our total air freight forwarding revenues in 2004 were $1.8 billion, of which 26% were derived from domestic air freight forwarding within the United States and 74% were derived from international air freight forwarding.  Our air freight forwarding and related logistics services include the following:

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

-

procurement of cargo insurance.

We neither own nor operate any aircraft and, consequently, are not limited to specific delivery schedules or shipment sizes.  We arrange for transportation of our customers’ shipments via commercial airlines, air cargo carriers, third-party truck brokers, trucking companies and independent owner-operators of trucks and trailers.  We select the carrier for a shipment based on route, service capability, available cargo capacity and cost.  We charter cargo aircraft from time to time depending upon seasonality, freight volumes and other factors.

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

Our air freight forwarding business is not dependent on any one customer or industry.  We provide services to global or multinational customers as well as regional customers.  In 2004, approximately 59% of our net revenues were attributable to air freight forwarding.

We have an ongoing relationship with DHL Airways in which DHL provides us capacity in their North American air system.  This provides broad coverage into key markets.

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

As of December 31, 2004, local delivery services were offered in 78 of the 88 cities in the United States and Canada in which our terminals were located.  In all other cities, we have arrangements with agents to handle pick up and delivery services.  On-demand pick up and delivery services are available 24 hours a day, seven days a week.  In most locations, delivery drivers are independent contractors who operate their own vehicles.  Our Houston, Texas operations include a number of company-owned or leased trailers, trucks and other ground equipment primarily to service specific customer accounts.

Local pick up and delivery revenues were $289.8 million during 2004 and $254.5 million during 2003.  Approximately $166.7 million of these revenues during 2004 and $144.9 million of these revenues during 2003 were attributable to our air freight forwarding operations and were eliminated upon consolidation.  The remaining pick up and delivery revenues were attributable to local delivery services for third-party, non-forwarding business.  A substantial majority of the total cost of providing for local pick up and delivery of our freight forwarding shipments in 2004 and 2003 was attributable to our own local pick up and delivery services.  Revenues from domestic local delivery services, net of intercompany revenues, are included in air freight forwarding revenues.

Domestic truck brokerage services

We have established truck brokerage operations in the United States, Europe and China to provide logistical support to our forwarding operations and, to a lesser extent, to provide truckload service to selected customers.  In the United States, our truck brokerage operations operate under the Select Carrier Group (SCG) name.  Our truck brokerage services locate and secure capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the economy delivery option.  We use internal truck brokerage operations to meet delivery requirements without having to rely on third-party truck brokerage services.

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

Our compensation for ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by customers, who are either shippers or consignees.  In 2004, approximately 3% of our net revenues were attributable to international ocean freight forwarding, including commissions, forwarding fees and associated ancillary services.

Our global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to our air freight consolidation operations.  We procure customer freight, consolidate shipments bound for a particular destination, determine the routing, select the ocean carrier or charter a ship and tender each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.  As a NVOCC, we generally derive our revenues from the spread between the rate charged to our customer and the ocean carrier’s charge to us for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight.  Because of the volume of freight we control and consolidate, we are generally able to obtain lower rates from ocean carriers than the rate the shipper would be able to procure.  In 2004, ocean freight consolidation and associated ancillary services contributed approximately 6% of our net revenues.

As a third party logistics provider (3PL), we assist our customers in the management and fulfillment of their purchase orders down to the part or stock keeping unit (sku) level.  We work closely with our customer’s suppliers to coordinate and arrange for the movement of the goods from the manufacturing line to the ports and ultimately to the destination distribution center or directly to their customers.

Customs Brokerage

We function as a customs broker at approximately 50 locations in the United States and in over 300 international locations through our network of offices and agents.  In our capacity as a customs broker, we prepare and file all formal documentation required for clearance through customs agencies, obtain customs bonds, in many cases facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges and assist the importer in obtaining the most advantageous commodity classifications and in qualifying for duty drawback refunds.  Our customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries.  Within the United States, we employ a significant number of personnel holding individual customs broker licenses.

We rely both on company-designed and third-party computer technology for customs brokerage activities performed on behalf of our clients.  We utilize the Automated Brokerage Interface information system, providing an online link with the Bureau of U.S. Customs and Border Protection (CBP).  In several global trading centers, in addition to the United States, our offices are connected electronically to customs agencies for expedited pre-clearance of goods and centralized import management.  Such online interface with customs agencies speeds freight release and provides nationwide control of clearances at multiple ports and airports of entry.

We work with importers to design cost-effective import programs that utilize our distribution and logistics services and computer technology.  Such services include:

-

electronic document preparation,

-

cargo routing from overseas origins to ports and airports of entry,

-

foreign trade zone utilization,

-

bonded warehousing,

-

distribution of the cleared cargo to inland locations and

-

duty drawback.

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

As a customs broker operating in the United States, we are licensed by the U.S. Treasury and regulated by the CBP.  Our fees for acting as a customs broker in the United States are not regulated, and we do not have a fixed fee schedule for customs brokerage services.  Instead, fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided.  In addition to fees, we bill the importer for amounts that we have paid on the importer’s behalf, including duties, collect freight charges and similar payments.  In 2004, approximately 16% of our net revenues were attributable to customs brokerage services.

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

Logistics and Other Services

Customers increasingly demand more than the movement of freight from their transportation suppliers.  To meet these needs, suppliers seek to customize their services, by, among other things,

providing information on the status of materials, components and finished goods throughout the logistics pipeline and performance reports on and proof of delivery for each shipment.  We provide a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services.  In 2004, approximately 16% of our net revenues were attributable to logistics and other services.

Logistics services

We use our logistics expertise to maximize the efficiency and performance of our customers’ supply chains by providing solutions tailored to their specific needs.  We provide logistics services to our clients that are transactional or commodity based, have pricing models that are contractual (fixed or variable) where we focus mainly on reducing our customers’ cost structure and providing specialized services (e.g., order processing, product configuration).  In addition, we provide transportation consulting services and make our expertise and resources available to assist customers in balancing their transportation needs against budgetary constraints by developing logistics plans.  We staff and manage the shipping departments of some of our customers that outsource their transportation management function.  We also provide other ancillary services, including electronic data interchange, customized shipping reports, computerized tracking of shipments, air charters, cargo assembly and protective packing and crating.

Distribution and materials management services

We offer a wide range of customized inbound logistics and distribution management of our customers’ inventory.  We offer these materials management services primarily in conjunction with the transportation of cargo.  These services are provided in a number of our owned and leased logistics facilities in many locations throughout the world.  During 2004, we continued our program of improving existing facilities to meet customer needs.  Our distribution and materials management services include inventory control, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation and special handling for perishables, hazardous materials and heavy-lift equipment.  For import shipments, we provide bonded warehouse services and, in certain locations, Free Trade Zone services.  These warehouse and distribution services complement our other transportation services, including the information systems tools that are the enabler of the integrated logistics solutions we offer to customers.

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

Information Systems

A primary component of our business strategy is the continued development of advanced information systems.  We have invested substantial management and financial resources in the development of our information systems in an effort to provide accurate and timely information to our management and customers.  We believe that our systems have been instrumental in the productivity of our personnel, tracking of revenues and costs and the quality of our operations and service, and have resulted in substantial reductions in paperwork, and expedited the entry, processing, retrieval and internal dissemination of critical information.  These systems also enable us to provide customers with accurate and up-to-date information on the status of their shipments through a wide range of media, which has become increasingly important.

We continue to expand our product offering to provide air, ocean and ground transportation services, warehousing and inventory management, customs and purchase order processing.  Each of the services is supported by specific computer applications that facilitate the operational processes.  In addition, we image many of the documents to support proof of delivery, compliance and retention.

We continue to invest in our information systems technology in order to provide a flexible, scalable information system environment that provides a seamless flow of data across the globe, improves our ability to manage customer expectations, and increases operational efficiencies throughout our organization.

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

-

Material Management Systems, for our logistics, warehouse management and distribution operations.

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

Currently our Information Technology strategic initiatives include:

-

continuing to focus on operating efficiencies and the integration of our service applications to further expand and enhance the value of our supply chain management programs, eliminating duplicate data entry on multiple systems;

-

developing customer oriented information delivery tools using extranets and data marts, which provide our customers direct access to information associated with their transportation, inventory and logistics activity;

-

continuing to use the Internet to provide easy access to this information using web-based tools;

-

upgrading our financial management, human resources and international operational systems on a global basis; and

-

continuing to expand our business connectivity with our customers’ systems.  This includes, but is not limited to, receiving shipment requests, advance shipment notices, commercial invoices and other data electronically from our customers and providing status information electronically back to our customers.

Sales and Marketing

We market services and supply chain solutions through a global organization of nearly 550 full-time sales people.  Our sales organization continues to be one of our differentiating factors in the marketplace.  All of our leaders, from senior management down to the station managers, support our sales people with an active and targeted selling approach.  Our managers at each station are responsible for customer service and the daily execution of customer requirements focusing on a level of service that we believe will exceed customer expectations.  This includes proactively managing existing customer requirements for accounts with national and global scope as well as coordinating and communicating requirements for local customers or national/global account affiliates.  Our station managers are responsible for the overall results of their facility and are empowered to make decisions to support our customers and return a fair profit.  In addition, our divisional and regional managers are responsible for the financial performance of the assigned stations within their division or region.  Our employees are available 24 hours a day, seven days a week to respond to our customers.

Customer retention and strengthening current relationships to participate in new business opportunities is important to us, and we emphasize this throughout our organization.  Our logistics or “non-transportation” revenues have grown at a greater rate than our transportation revenue, and we will continue to market, design and execute supply chain solutions aimed at reducing our customer’s delivery costs and strengthening our customer alliances.  We continue to emphasize the development of national and global accounts while aggressively targeting local accounts where we can leverage our array of services and North America network.  The larger, more complex accounts typically have many requirements ranging from very detailed standard operating procedures on international opportunities to customized information technology requirements.  Our global network allows us to provide one-stop shopping solutions for these multi-national organizations.  We believe our recent growth and cost optimization has enabled us to more effectively compete for and obtain many new accounts.

Customers

Our customers are manufacturers and distributors of a vast array of goods in many different industries including, but not limited to, electronic and high-technology, automotive, oil and gas, energy, retail, pharmaceutical and health care, machinery, printed matter, trade show materials and aerospace.  We also continue to expand our business with government agencies and defense entities globally.  In 2004, no customer accounted for more than 5% of our revenues.  Despite this healthy diversification of customers, adverse conditions in some of our larger business sectors could have an impact on our business should there be a significant decrease in our customers’ volumes.  We expect that demand for our services, and consequently results of operations will continue to be sensitive to domestic and global economic conditions and other factors we cannot directly control.  As such, our focus will remain on expanding lines of business with current customers and adding new accounts through our field and global sales teams.

In 2004, our principal customers included shippers of:

-

computers and other electronic and high-technology equipment,

-

automotive and aerospace components,

-

governmental and military equipment,

-

retail goods,

-

fashion/apparel,

-

trade show exhibit materials,

-

telecommunications equipment,

-

pharmaceuticals,

-

printed and publishing materials,

-

oil and gas equipment and

-

construction and heavy equipment.

Regulation

Failure to comply with the applicable regulations or to maintain required permits or licenses could result in substantial fines or revocation of our permits or authorities.  We cannot give assurance as to the degree or cost of future regulations on our business.  Some of the regulations affecting our operations are described below.

Air freight forwarding

Our business is subject to regulation as an indirect air cargo carrier under the Federal Aviation Act by the U.S. Department of Transportation, although air freight forwarders are exempted from most of the Federal Aviation Act’s requirements by the Economic Aviation Regulations.  We are also regulated by the Transportation Security Administration and the Department of Homeland Security.  Our foreign air freight forwarding operations are subject to similar regulation by the regulatory authorities of the respective foreign jurisdictions.  The air freight forwarding industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

Domestic local delivery services and domestic truck brokerage services

Our delivery operations are subject to various state and local regulations and, in many instances, require permits and licenses from state authorities.  In addition, some of our delivery operations are regulated by the Surface Transportation Board of the U.S. Department of Transportation.  These federal, state and local authorities have broad powers, including the power to approve specified mergers, consolidations and acquisitions and to regulate the delivery of some types of shipments and operations within particular geographic areas.  The Surface Transportation Board has the power to regulate motor carrier operations, to approve some rates, charges and accounting systems and to require periodic financial reporting.  Interstate motor carrier operations are also subject to safety requirements prescribed by the U.S. Department of Transportation.  In some potential locations for our delivery operations, state and local permits and licenses may be difficult to obtain.  Our truck brokerage operations subject us to regulation as a property broker by the Surface Transportation Board, and we have obtained a property broker license and surety bond.

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

Customs brokerage

Our United States customs brokerage operations are subject to the licensing requirements of the U.S. Department of Homeland Security and are regulated by the U.S. Customs and Border Protection (CBP).  We have received our customs brokerage license from the CBP and additional related government approvals to conduct customs business in the U.S.  Our foreign customs brokerage operations are licensed in and subject to the regulations of their respective countries.

Security

As security measures have increased around the globe and the United States focuses more heavily on import security, we have adopted certain measures to be well-positioned for the new U.S. government focus on security.  The U.S. Department of Homeland Security and the CBP have certified us as a member of the C-TPAT.  Further we were one of the first 100 members of C-TPAT to have our security procedures, standards and technology validated by CBP in 2003.  As part of our layered approach to supply chain security, we have also been certified as a member of the Business Anti Smuggling Coalition (BASC).  In December 2003, we began the Prior Notice reporting of human and animal food shipments as required by the U.S. Food and Drug Administration BioTerrorism Act.  Further all of our facilities have been registered with the U.S. Food and Drug Administration as required by the BioTerrorism Act to ensure that we can meet the global transportation needs of our customers.  We are also anticipating and preparing for similar security initiatives outside the U.S.

Logistics and other services

Some portions of our warehouse operations require:

-

registration under the Gambling Act of 1962 and a license or registration by the U.S. Department of Justice,

-

authorizations and bonds by the U.S. Treasury,

-

a license by the Bureau of Alcohol, Tobacco & Firearms of the U.S. Treasury and

-

approvals by the U.S. Customs Service.

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

Employees

We had over 10,200 employees at December 31, 2004, including approximately 550 sales personnel.  None of our employees are currently covered by a collective bargaining agreement.  We have experienced no work stoppages and consider our relations with employees to be good.  Our owned or leased vehicles were driven by approximately 130 of our employees as of December 31, 2004.

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

Independent contractors

We also had contracts with approximately 1,950 independent owner/operators of local delivery services as of December 31, 2004.  The independent owner/operators own, operate and maintain the vehicles they use in their work for us and may employ qualified drivers of their choice.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 8, 2005:

Name	Age	Position
James R. Crane	51	Chairman of the Board of Directors and Chief Executive Officer

Elijio V. Serrano	47	Chief Financial Officer

E. Joseph Bento	42	Chief Marketing Officer and President of North America

Ronald E. Talley	53	Chief Operating Officer

Vittorio Favati	46	Executive Vice President – Asia Pacific

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

Ronald E. Talley.  Mr. Talley was appointed Chief Operating Officer in March 2005.  Mr. Talley has also served as President of Select Carrier Group, a wholly owned subsidiary of EGL since July 2002.  He served as Chief Operating Officer, Domestic from December 1997 to June 2002.  He joined us in 1990 as a station manager and later served as a regional manager.  In 1996, he served as a Senior Vice President of Eagle Freight Services, and our truck brokerage and charter operations, and most recently, he has served as Senior Vice President of our air and truck operations.  Prior to joining us, Mr. Talley served as a station manager at Holmes Freight Lines from 1982 to 1990.  From 1979 to 1982, Mr. Talley held a variety of management positions with Trans Con Freight Lines.  From 1969 to 1979, Mr. Talley served in several management positions at Roadway Express.

Vittorio Favati.  Mr. Favati has been the Executive Vice President of Asia Pacific since 2001.  Mr. Favati has been with us since 1987, serving in various roles throughout the organization.  Mr. Favati received his Bachelors Degree of Business from Western Illinois University in 1983.

Forward-Looking Statements

The statements contained in this document (including the portion, if any, appended to this Form 10-K or incorporated by reference) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Such forward-looking statements include, but are not limited to, those relating to the following:

-

the realignment of our sales organization including its effects and costs synergies,

-

our plan to deploy global financial and operational information technology systems,

-

the effect and benefits of the MIF acquisition,

-

our asset based credit facility,

-

the effects of the Circle integration plan,

-

the termination of joint venture/agency agreements and our ability to recover assets in connection therewith,

-

our ability to improve our cost structure,

-

our ability to remediate material weaknesses within our internal control over financial reporting,

-

consolidation of field offices (including the scope, timing and effects thereof),

-

anticipated future recoveries from actual or expected sublease agreements,

-

the sensitivity of demand for our services to domestic and global economic conditions,

-

ability to fund operations,

-

expectations regarding the economy in the U.S. and general global economic conditions,

-

expected growth,

-

the ability to obtain lower rates from airlines than what we charge our customers,

-

the ability to obtain truck and trailer space by leveraging relationships rather than owning assets outright,

-

construction of and consolidation into new facilities,

-

the development, implementation, upgrade and integration of any of our information systems solutions,

-

the impact of taxes on our cash flow and profitability (including the outcome of current tax audits),

-

our preparedness for security initiatives,

-

our ability to help our customers secure their global supply chains,

-

the impact of heightened security measures on our ability to do business,

-

our ability to meet the requirements of the Trade Act of 2002,

-

the timing and amount of repurchases of our outstanding common stock,

-

the effect of matters relating to the Commissioner’s Charge (including the settlement thereof),

-

the results, timing, outcome or effect of pending or potential litigation and our intentions or expectations of prevailing with respect thereto and the availability of insurance coverage in connection therewith,

-

future operating expenses,

-

anticipated capital expenditures,

-

future margins,

-

use of credit facility proceeds,

-

fluctuations in currency valuations,

-

fluctuations in interest rates,

-

future acquisitions and any effects, benefits, results, terms or other aspects of such acquisitions,

-

the effectiveness of our disclosure controls and procedures,

-

the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows,

-

the ability of expected sources of liquidity to support working capital and capital expenditure requirements,

-

the tax benefit of any stock option exercises and

-

future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts.

Forward-looking statements in this Form 10-K (including the portion, if any, appended to the Form 10-K or incorporated by reference) are also identifiable by use of the following words and other similar expressions, among others:

- “anticipate,”	- “intend,”
- “believe,”	- “may,”
- “budget,”	- “might,”
- “could,”	- “plan,”
- “estimate,”	- “predict,”
- “expect,”	- “project” and
- “forecast,”	- “should.”

Our actual results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below, as well as elsewhere in this document and in our other filings with the Securities and Exchange Commission.  If one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  We undertake no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing for any reason.

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

Our growth strategy primarily focuses on internal growth in domestic and international freight forwarding, local pick up and delivery, customs brokerage and truck brokerage and, to a lesser extent, on acquisitions.  Our ability to grow will depend on a number of factors, including:

-

existing and emerging competition,

-

ability to open new terminals,

-

ability to operate profitably in the face of competitive pressures,

-

the recruitment, training and retention of operating and management employees,

-

the strength of demand for our services,

-

the availability of capital to support our growth and

-

the ability to identify, negotiate and fund acquisitions when appropriate.

Acquisitions involve risks, including those relating to:

-

the integration of acquired businesses, including different information systems,

-

the retention of prior levels of business,

-

the retention of employees,

-

the diversion of management attention,

-

the amortization of acquired intangible assets and

-

unexpected liabilities.

We cannot assure you that we will be successful in implementing any of our business strategies or plans for future growth.

Risks associated with operating in international markets could restrict our ability to expand globally and harm our business and prospects.

We market and sell our services in the United States and internationally.  We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future.  We presently conduct our international sales in the following geographic areas:  North America, Europe, Asia, Middle East, India, Africa, South America and South Pacific.  Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts may adversely affect the global economy, our customers and their ability to pay for our services.  There are numerous risks inherent in conducting our business internationally, including:

-

general political and economic instability in international markets, including heightened security measures, which could impede our ability to deliver our services to customers and adversely affect our results of operations,

-

changes in regulatory requirements, which could restrict our ability to deliver services to our international customers,

-

export restrictions, tariffs, licenses and other trade barriers, which could prevent us from adequately equipping our facilities worldwide,

-

differing technology standards across countries, which may impede our ability to integrate our services across international borders,

-

increased expenses associated with marketing services in foreign countries, which could affect our ability to compete,

-

difficulties in staffing and managing foreign operations,

-

the imposition of additional taxes in foreign jurisdictions,

-

complex foreign laws and treaties, which could adversely affect our ability to operate our business profitably, and

-

difficulties in collecting accounts receivable.

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

Our international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations.  This trade, as well as our international operations, are influenced by many factors, including:

-

economic and political conditions in the United States and abroad,

-

major work stoppages,

-

difficulties in managing overseeing foreign operations,

-

exchange controls and currency fluctuations,

-

wars, civil unrest, acts of terrorism and other conflicts, and

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

Appreciation or depreciation in the value of local currencies relative to the U.S. dollar in the markets in which we operate will result in currency translation exchange gains or losses, which, if the appreciation or depreciation is significant, could be material.  Additionally, the revenues, expenses, assets and liabilities of our international operations are denominated in each country’s local currency.  As such, when the value of those revenues, expenses, assets and liabilities are translated into U.S. dollars, foreign currency exchange rates may adversely affect our results of operations and the book value of our net assets.

Our effective income tax rate will impact our results of operations, our cash flows and our profitability.

As a global company, we generate taxable income in different countries throughout the world, with different effective income tax rates.  Our future effective income tax rate will be impacted by a number of factors, including the geographical composition of our worldwide taxable income.  If the United States or foreign tax authorities were to change applicable tax laws or successfully challenge the manner in which our income taxes are currently recognized, our effective income tax rate could increase, which would adversely impact our cash flow and profitability.

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

Heightened security measures as a result of terrorist threats have created economic, political and regulatory uncertainties, some of which may materially harm our business and prospects and our ability to conduct business.

The national and global responses to terrorist threats, including heightened security measures, may materially and adversely affect us in ways we cannot currently predict.  Some of the possible future effects include reduced business activity by our customers, changes in security measures or regulatory requirements for air travel and reductions in available commercial flights that may increase our costs or make it more difficult for us to arrange for the transport of our customers’ freight and increased credit and business risk for customers in industries affected by heightened security measures and threats of additional terrorist attacks.

Our ability to serve our customers depends on the availability of cargo space from other parties.

Our ability to serve our customers depends on the availability of air and sea cargo space, including space on passenger and cargo airlines and ocean carriers that service the transportation lanes that we use.  Shortages of cargo space are most likely to develop during holidays (with increased consumer spending) and in especially heavy transportation lanes (such as in Asia).  In addition, available cargo space could be reduced as a result of decreases in the number of passenger airlines or ocean carriers serving particular transportation lanes at particular times.  This could occur as a result of economic conditions, transportation strikes, regulatory changes and other factors beyond our control.  Our future operating results could be adversely affected by significant shortages of suitable cargo space and associated changes in policies such as increases in rates and the cost of fuel, taxes and labor charged by passenger airlines or ocean carriers for cargo space.

We are subject to market pricing by our suppliers (airlines, steamships, and trucking companies).  If we are not able to pass these costs on to our customers, our profitability will be impacted.

“Sell” rates to our major customers are normally agreed upon for the term of the contract, with provisions allowing for fuel, war and security surcharges.  The prices we pay for cargo space with our major suppliers is dependent on our volumes and relationships with our suppliers.  If our relationships deteriorate or there are changes in management with our suppliers or with us that negatively impact such relationships, we may be unable to negotiate similar rates with our suppliers for such cargo space.

We may lose business to competitors.

Competition within the freight industry is intense.  We compete in North America primarily with fully integrated carriers and smaller freight-forwarders.  Internationally, we compete primarily with the major European based freight forwarders, Expeditors International, BAX, UPS and other freight forwarders.  We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe.  We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers.  As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms.  Our inability to compete successfully in our industry could cause us to lose customers or lower the volume of our shipments.

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

If we are unable to remediate material weaknesses within our internal control over financial reporting, our results of operation could be materially adversely affected.

Based on our assessment of the effectiveness of our internal control over financial reporting, management concluded that, as of December 31, 2004, we did not maintain effective internal control over our financial reporting due to material weaknesses in our accounting for income taxes and account reconciliation processes, procedures and controls.  See “Item 9A – Controls and Procedures.”  Our inability to remediate material weaknesses in our internal control over financial reporting could result in material misstatements in our financial statements, which could result in additional restatements or impact our ability to timely file our financial statements in the future.

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

The failure of our policies and procedures which are designed to prevent the unlawful transportation or storage of hazardous, explosive or illegal materials could subject us to large fines, penalties or lawsuits.

We are subject to a broad range of foreign and domestic (including state and local) environmental, health and safety and criminal laws and regulations, including those governing discharges into the air and water, the storage, handling and disposal of solid and hazardous waste and the shipment of explosive or illegal substances.  In the course of our operations, we may be asked to arrange for the storage or transportation of substances defined as hazardous under applicable laws.  As is the case with any such operation, if a release of hazardous substances occurs on or from our facilities or from the transporter, we may be required to participate in the remedy of, or otherwise bear liability for, such release or be subject to claims from third parties whose property or person is injured by the release.  In addition, if our employees arrange for the storage or transportation of hazardous, explosive or illegal materials in violation of applicable laws or regulations, we may face civil or criminal fines or penalties, including bans on making future shipments in particular geographic areas.  In the event we are found to not be in compliance with applicable environmental, health and safety laws and regulations or there is a future finding that our policies and procedures fail to satisfy requisite minimum safeguards or otherwise do not comply with applicable laws or regulations, we could be subject to large fines, penalties or lawsuits.

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

Our chairman beneficially owns approximately 16.4% of our outstanding common stock and has the greatest influence of any of our stockholders.

James R. Crane beneficially owns approximately 16.4% of our outstanding common stock.  Based on the ownership positions of our current stockholders, his ability to influence matters submitted to a vote of stockholders is greater than any other stockholder.

Provisions of our charter, bylaws and shareholder rights plan and of Texas law may delay or prevent transactions that would benefit stockholders.

Our articles of incorporation and bylaws and Texas law contain provisions that may have the effect of delaying, deferring or preventing a change of control.  These provisions, among other things:

-

authorize our Board of Directors to set the terms of preferred stock,

-

provide that any stockholder who wishes to propose any business or to nominate a person or persons for the election as director at any meeting of stockholders may do so only if advance notice is given to our corporate secretary,

-

restrict the ability of stockholders to take action by written consent and

-

restrict our ability to engage in transactions with some 20% stockholders.

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

ITEM 2.

Properties

The properties used in our domestic and foreign operations consist principally of air and ocean freight forwarding offices, customs brokerage offices and warehouse and distribution facilities.  Our freight forwarding terminal locations are typically located at or near major metropolitan airports and occupy between 1,000 and 509,000 square feet of leased or owned space and typically consist of offices, warehouse space, bays for loading and unloading and facilities for packing.  Terminals are managed by a station manager who is assisted by operation managers.  We also have locations that are limited to sales and administrative activities.  The leased terminals are under noncancelable leases that expire on various dates through 2025.  From time to time, we may expand or relocate terminals to accommodate growth.

The following table sets forth certain information as of December 31, 2004 concerning the number of our domestic and foreign facilities and freight handling terminals:

	Owned	Leased	Total
North America	3	135	138
South America	4	23	27
Europe and Middle East	12	123	135
Asia and South Pacific	14	84	98
Total	33	365	398

As of December 31, 2004, we leased our corporate office which occupied approximately 149,000 square feet of space in a facility located in Houston, Texas.

For further information regarding our lease commitments, see note 18 of the notes to our consolidated financial statements.

ITEM 3.

Legal Proceedings

In December 1997, the U.S. Equal Employment Opportunity Commission (“EEOC”) issued a Commissioner’s Charge pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended (“Title VII”).  In the Commissioner’s Charge, the EEOC charged us and certain of our subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963.

In May through July 2000, eight individuals filed suit against us in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, alleging gender, race and national origin discrimination, as well as sexual harassment.  The individual plaintiffs sought to certify a class of approximately 1,000 of our current and former employees and applicants.

On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation, which was granted by the Court in Philadelphia on January 31, 2001.  In addition, the Philadelphia Court also granted our motion that the case be transferred to the United States District Court for the Southern District of Texas – Houston Division where we had previously initiated litigation against the EEOC due to what we believed to have been inappropriate practices by the EEOC in the issuance of the Commissioner’s Charge and in the subsequent investigation.

On October 2, 2001, we and the EEOC announced the filing of a Consent Decree settlement. Under the Consent Decree, we agreed to pay $8.5 million into a fund to compensate individuals who claim to have experienced discrimination (“Settlement Fund”).  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (LDP).  In entering the Consent Decree, we made no admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001 and became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.

The Claims administration process under the Consent Decree was completed by EGL and the EEOC in early 2005.  Of the 2,073 claims received, only 203 were deemed to be eligible for a monetary distribution from the Settlement Fund.  The total distribution amount for these 203 claims is approximately $903,000.  EGL and the EEOC submitted a proposed agreement to the Court in February 2005 regarding disbursements of the excess funds in the Settlement Fund.  On February 10, 2005 the

Court entered an Order directing that EGL recapture $6.0 million plus accrued interest from the Settlement Fund.  Release of these funds is expected to result in $6.0 million in income in the first quarter of 2005.  The Court also approved the parties’ agreement to transfer $1.4 million to the LDP.  From that amount, EGL has reimbursed itself $582,000 for corporate funds previously expended on LDP expenses.  The Court further approved the parties’ agreement to retain $1.1 million in the Settlement Fund for the payment of eligible claims.  Notices are being sent currently to eligible claimants who will have a forty-five day period to accept a monetary distribution or “opt out” of the Consent Decree settlement.  Eligible claimants may also object to an award, but to do so they must notify the Claims Administrator within thirty days of the date of their eligibility notice.  To the extent any additional claims are determined to be eligible as a result of the objection process, any additional monetary distributions will be drawn from the $1.1 million reserved in the Settlement Fund.  If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, we intend to continue to vigorously defend against their allegations.  We currently expect to prevail in our defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve any other lawsuits and related issues or the degree of any adverse affect these matters may have on our financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

In July 2002, Kitty Hawk, Inc., a provider of air transportation services, filed a demand for binding arbitration against us with the American Arbitration Association to resolve its claim for freight transportation services rendered to us.  In response, we asserted certain counterclaims.  In July 2002, we recorded a liability of $1.5 million for our estimated exposure for Kitty Hawk’s claim.  Arbitration hearings were held during June 2003 and the parties submitted their final post-hearing briefs.  In August 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk $3.8 million.  We filed a motion to modify and correct the award, which was denied by the arbitrators in September 2003 and, therefore, we increased our liability to $3.8 million.  We paid Kitty Hawk $2.0 million in 2003 and the remaining balance of $1.8 million was paid during 2004.

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

ITEM 4.

Submission of Matters To a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol EAGL.  The following table sets forth the quarterly high and low sales prices for each indicated quarter of 2003 and 2004.

Quarter Ended	High	Low
March 31, 2003	$ 15.18	$ 11.63
June 30, 2003	16.90	14.43
September 30, 2003	20.22	14.95
December 31, 2003	20.09	16.00

March 31, 2004	$ 18.25	$ 14.72
June 30, 2004	26.60	17.88
September 30, 2004	30.68	22.51
December 31, 2004	35.00	28.11

The closing price for our common stock was $24.81 on March 15, 2005.  There were approximately 329 stockholders of record (excluding brokerage firms and other nominees) of our common stock as of March 15, 2005.

Dividends

Since our initial public offering in November 1995, EGL has not paid cash dividends on our common stock.  It is the current intention of our management to retain earnings to finance the growth of our business in lieu of paying dividends.  Our credit facility contains covenants that restrict our ability to pay dividends unless we maintain certain leverage ratios.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our credit facility.

Convertible Subordinated Notes

As of December 17, 2004, all of the note holders of the entire $100 million aggregate principal amount of 5% convertible subordinated notes due December 15, 2006 converted their notes into an aggregate of 5,736,074 shares of common stock pursuant to the terms of the note and the indenture, dated as of December 7, 2001.  We received no consideration upon conversion of the notes into shares of our common stock.  The issuance of the shares into our common stock upon conversion of the notes is exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.  No commission or other remuneration was paid or given, directly or indirectly, by us in connection with the exchange of notes for common stock.

ITEM 6.

Selected Financial Data

The following table sets forth selected financial data that have been derived from our consolidated financial statements.  The 2003 and 2002 balance sheet data and 2001 statement of operations and balance sheet data have been restated to reflect adjustments that are further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2 of the notes to our consolidated financial statements.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)	(Restated)	(Restated)
		(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$ 2,741,392	$ 2,143,419	$ 1,842,897	$ 1,859,966	$ 2,079,863
Net revenues (1)	865,366	735,252	672,132	643,400	719,512
Operating income (loss) (2)(3(4)	81,324	44,765	29,672	(61,712)	9,892
Net income (loss) (5)(6)	50,878	23,945	9,434	(49,270)	(722)
Basic earnings (loss) per share	$ 1.11	$ 0.51	$ 0.20	$ (1.04)	$ (0.02)
Basic weighted average shares outstanding	45,813	47,204	47,610	47,558	46,600
Diluted earnings (loss) per share	$ 1.05	$ 0.50	$ 0.20	$ (1.04)	$ (0.02)
Diluted weighted average shares outstanding	51,914	47,481	47,811	47,558	46,600

Balance Sheet Data (at year end):
Working capital	$ 287,569	$ 226,765	$ 204,082	$ 190,253	$ 240,484
Total assets	1,100,089	941,606	842,074	813,182	904,225
Long-term indebtedness and capital leases, net of current portion	14,802	115,859	107,330	106,339	94,032
Stockholders’ equity	552,534	405,503	367,448	356,998	403,767

(1)

2003 includes a charge of $2.3 million or $1.4 million net of tax ($0.03 per diluted share) for settlement of the claim by Kitty Hawk.  See note 18 of the notes to our consolidated financial statements.

(2)

2002, 2001 and 2000 include transaction, integration and restructuring charges related to the merger with Circle totaling $5.7 million or $3.5 million net of tax ($0.07 per diluted share), $14.0 million or $8.5 million net of tax ($0.18 per diluted share) and $67.4 million or $49.9 million net of tax ($1.07 per diluted share), respectively.

(3)

2001 includes a charge of $10.1 million or $6.2 million net of tax ($0.13 per diluted share) related to the EEOC legal settlement.  2003 includes a credit of $1.4 million or $870,000 net of tax ($0.02 per diluted share) for reversal of a portion of the EEOC legal settlement accrual recorded in 2001.  See note 17 of the notes to our consolidated financial statements.

(4)

2002 includes grant proceeds of $8.9 million or $5.4 million net of tax ($0.11 per diluted share) received in the third quarter of 2002 from the United States Department of Transportation under the Air Transportation Safety and System Stabilization Act signed into law on September 22, 2001.  See note 3 of the notes to our consolidated financial statements.

(5)

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

(6)

2004 includes $12.6 million or $7.3 million net of tax ($0.14 per diluted share) in gains on the sale of our investments in TDS Logistics, Inc. and Miami Air.  See note 8 of the notes to our consolidated financial statements.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.  In addition, for information on our critical accounting policies and the judgment made in their application, please read “Critical Accounting Policies and Estimates” beginning on page 42.

Restatement of Previously Issued Financial Statements

We have restated our historical financial statements for 2002, 2003 and the first three quarters of 2004.  The adjustments reflected in our restated financial statements are comprised primarily of the following items:

Deferred income taxes for unrepatriated earnings of certain foreign entities.  We determined that we had understated deferred tax expense related to unrepatriated earnings of certain foreign operations for periods prior to January 1, 2002.  We had previously disclosed in a current report on Form 8-K on March 8, 2005, that these adjustments reduced retained earnings as of January 1, 2002 by $4.0 million.  However, further analysis led to an additional adjustment of $2.6 million.  These adjustments in total reduced retained earnings as of January 1, 2002 by $6.6 million and increased noncurrent deferred income tax liabilities for each of the periods restated.

Recognition of straight-line rent expense when the lease term in a real estate operating lease contains a period where there are free or reduced rents (commonly referred to as “rent holidays”) and scheduled rent increases.  We historically had not been recognizing the rent expense on a straight-line basis over the term of the operating lease for certain of our facility leases.  These adjustments reduced retained earnings as of January 1, 2002 by $0.9 million, increased net income for the nine months ended September 30, 2004 by $0.5 million and increased accrued selling, general and administrative expenses and other liabilities by $1.5 million as of December 31, 2002 and 2003 and by $775,000, $690,000 and $664,000 as of March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

Reconciliation of various account balances.

With respect to our operations in Mexico, account reconciliation adjustments for errors reduced retained earnings as of January 1, 2002 by $1.6 million, cash and cash equivalents by $1.8 million and other receivables by $620,000 and increased accrued salaries and related costs by $59,000 and accrued selling, general and administrative expenses and other liabilities by $104,000.  Other than Mexico, adjustments to correct account balances increased net income for the nine months ended September 30, 2004 by $1.3 million and affected various accounts within our consolidated balance sheets as detailed in the tables within note 2 of the notes to our consolidated financial statements.

Reclassification adjustments.  We determined certain revenues and costs of transportation presentations within the US and certain international locations were not in accordance with our revenue recognition policy with regards to reporting revenues when we act as an indirect carrier versus an authorized cargo sales agent.  For 2002 and 2003, our revenues and costs of transportation were reduced by $26.4 million and $28.3 million, respectively.  For the nine months ended September 30, 2004, revenues and costs of transportation were reduced by $5.4 million.  The reclassification had no effect on net revenues, operating income or net income.  In addition, certain amounts were reclassified on the consolidated balance sheets as of December 31, 2002 and 2003 and March 31, 2004 related to reclassifying minority interest payable to goodwill for our buyout of a minority interest partner in Thailand completed in 2001, netting of income tax receivables by tax jurisdictions and reclassifying current and long-term portions of certain liabilities.

The cumulative effect of the adjustments reduced retained earnings as of January 1, 2002 by $9.1 million and increased net income for the nine months ended September 30, 2004 by $1.8 million.  Net income for 2002 and 2003 remain unchanged.  The $1.8 million adjustment to net income for the nine months ended September 30, 2004 resulted from an increase in first quarter net income of $1.3 million, an increase in second quarter net income of $1.4 million and a reduction in third quarter net income of $0.9 million.

All applicable amounts relating to these restatements have been reflected in the consolidated financial statements.  The following discussion gives effect to these corrections.  See note 2 of the notes to our consolidated financial statements.

Overview

The primary macroeconomic growth indicators of our business include general growth in the economy, international trade, particularly out of Asia, the level of high-tech spending and the increase in outsourcing of logistics projects.  Business drivers that we control and focus on internally are our ability to:  (i) link transportation services with our logistics services, (ii) cross-sell our services to existing and prospective customers and (iii) collaborate with our customers to provide flexible, cost-effective and profitable supply chain solutions.

We achieved revenues of $2.74 billion for the year ended December 31, 2004, a 28% increase over revenues of $2.14 billion in 2003.  Our financial position was strengthened by record gross and net revenues throughout 2004.  Despite growth in our business, we remain committed to leveraging our infrastructure by containing our operating expenses and improving our yield management in 2005.

Our results of operations in 2004 were impacted by, among other things, the following:

-

leveraging our global network to increase volumes across all service offerings and geographic divisions;

-

improved volumes in North America forwarding market;

-

the divestiture of non-core investments (Miami Air and TDS Logistics) and buyout of joint ventures in France, Spain and Portugal to focus on our core competencies;

-

the faster rate of growth in lower margin (but higher net revenue per shipment) service offerings (international air and ocean) coupled with escalating ocean and airline rates and fuel surcharges;

-

costs associated with compliance efforts with Section 404 of the Sarbanes-Oxley Act;

-

our effective tax rate;

-

the repurchase of 3.4 million shares of our common stock at an aggregate cost of $17.37 per share pursuant to our stock repurchase program;

-

the issuance of 5.7 million shares of our common stock upon the conversion of all outstanding $100 million 5% convertible subordinated notes;

-

entering into a new, $150 million unsecured revolving credit facility;

-

improved operational efficiencies which contributed to an increase in operating income by 82% compared to 2003; and

-

continuing the deployment of information technology systems globally.

Leveraging our global network.  In 2004, we leveraged our global network and our ability to cross-sell services to increase volumes for all of our service offerings in all geographic divisions.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.  In 2004, we continued to leverage our low cost North America network and customer base, as customers increasingly moved products overseas directly to U.S. distribution and retail centers.

North America forwarding market.  Deferred shipment (third through fifth day) volumes increased by 3.0% in 2004 versus a decline of 23.8% in 2003 and priority (next flight out, next day or second day) volumes showed an increase of 1.9% in 2004 versus a decline of 5.9% in 2003.  In addition, U.S. imports and exports continue to increase, reflecting the strength of the U.S. economy and the continued shift of production overseas. The improvement in domestic shipment volumes added significantly to our increase in gross revenues during the year and improved results of operations.  Our 2004 results highlight the ability of our low cost domestic model to generate domestic growth with a mix of priority and deferred shipments.

Divestitures of non-core investments and buyout of joint venture interests.  In 2004, we eliminated non-core investments and joint venture interests in order to focus on our core competencies for our customers.  In May 2004, we sold our investment in Miami Air in exchange for approximately $6.7 million in cash.  As a result of the sale, we were released as guarantor of Miami Air’s letter of credit and terminated the $3.0 million standby letter of credit for Miami Air.  We no longer have a relationship with Miami Air.  In August 2004, TDS Logistics, Inc., in which we held a 40% interest, was sold to an unrelated party.  As a result, we eliminated an interest in a non-core business and recorded a $5.9 million gain in non-operating income for our investment and cash proceeds of approximately $45.3 million, excluding approximately $5.5 million of our sale proceeds held in escrow.  In addition, we acquired the remaining interests in joint ventures in France, Spain and Portugal (the latter two from the former chief executive officer of Circle) during the first half of 2004.  As a result, we eliminated the joint venture structure in Europe that was a remnant of the merger with Circle and will retain 100% of the profits in France, Spain and Portugal going forward.

Net revenue margins.  As we were able to cross-sell our services to our customers, our net revenues in 2004 were impacted by the growth of service offerings with different margins – our ocean and international air service offerings with lower net revenue margins but higher net revenue per shipment grew at faster rates than our domestic offerings.  For example, increases in ocean and international shipments increase our gross revenues, but they have a lower margin, which causes our overall margins to decrease.  In addition, the traditional peak season rates (beginning in the third quarter and extending into the fourth quarter), together with higher fuel and security surcharges (second half of 2004) and tighter capacity (year long), continued to impact our air and ocean margins.  Management believes that as we improve our ability to address the global factors affecting rates for our service offerings, including, but not limited to, ensuring that our customers absorb traditional pass-through costs and effective management of contract rates during peak seasons, our margins should improve across all geographic divisions and service offerings.

Costs associated with compliance efforts with Section 404 of the Sarbanes-Oxley Act.  In 2004, we incurred expenses of $4.3 million for consulting and audit fees as a result of compliance efforts with respect to Section 404 of Sarbanes-Oxley.  Of the $4.3 million, $2.5 million ($1.4 million after tax, or $0.03 per share) was incurred in the fourth quarter.

Effective tax rate.  Our effective tax rate for 2004 was 42.6% compared to 37.8% for 2003.  The effective tax rate was higher than 2003 mainly related to additional deferred income tax expense on foreign operations for which additional tax reserves were recorded.  Our effective tax rates fluctuate due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

Share repurchase program.  In 2004, we repurchased 3.4 million shares at an average price of $17.37 per share for approximately $59.1 million.

Convertible notes.  As of December 17, 2004, all of the note holders of the entire $100 million aggregate principal amount of 5% convertible subordinated notes due December 15, 2006 converted their notes into an aggregate of 5,736,074 shares of common stock pursuant to the terms of the note and the indenture, dated as of December 7, 2001.  We received no consideration upon conversion of the notes into shares of our common stock.

New credit facility.  In September 2004, we entered into a new, unsecured $150 million credit facility, which replaced a $100 million secured credit facility that was to mature in December 2004.  Under our new credit facility, we have increased borrowing capacity for, among other things permitted acquisitions, working capital and capital expenditures and other general corporate purposes.  As of December 31, 2004, we had $21.4 million in letters of credit outstanding and unused borrowing capacity of $128.6 million under the new credit facility.

Improving operational efficiencies.  During 2004, we continued initiatives to improve operating efficiencies, which contributed to an increase in operating income by 81.5%, or $36.5 million, from 2003.  Operating income as a percent of net revenue increased from 6.1% in 2003 to 9.4% in 2004.  We have launched further initiatives to measure the key drivers of our business and continue to drive profitability through operational efficiencies in 2005.

Global deployment of information technology systems.  In 2004, we continued the global deployment of our EGL Vision Suite of Technologies – Logistics Vision, Financial Vision and People Vision.  “Logistics Vision” is the freight forwarding system that allows a seamless flow of data across the globe, eliminating duplicate data entry on multiple systems.  “Financial Vision” is the Oracle-based financial system that allows global visibility of financial results, streamlined financial reporting and the ability to automate intercompany accounting and settlements.  “People Vision” is the Oracle-based human resources application that allows global visibility to employee tracking, training and development.  Management continues to believe that successful deployment of systems remains a critical component of improving operational efficiencies and effectively growing the business.  The global deployment of EGL Vision will continue into 2005.

Our focus in 2005 will be to improve operational efficiencies, streamline processes through our global deployment of our financial and operational information technology systems (see “Business – Information Systems”) and continue to leverage our North America infrastructure.

Results of Operations

Our principal services are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added logistics services.  Revenues for air freight and ocean freight consolidations (indirect shipments) include reimbursements from customers for the cost of transporting such freight.  Revenues for air freight and ocean freight agency or direct shipments, customs brokerage and other services, include only the fees or commissions for these services.  We believe that a comparison of gross revenues by product best measures the relative importance of our principal services, while a comparison of net revenue margins (net revenues as a percent of gross revenues) best measures the performance of each product line.  A comparison of operating expenses as a percent of net revenues considers the relationship between operating expenses and operating revenues.  The following table provides certain statement of operations data attributable to our principal services during the periods indicated.

	Year Ended December 31,
	2004		2003		2002
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 1,798,968	65.6	$ 1,409,722	65.8	$ 1,255,858	68.2
Ocean freight forwarding	391,554	14.3	290,541	13.5	215,994	11.7
Customs brokerage and other	550,870	20.1	443,156	20.7	371,045	20.1
Revenues	$ 2,741,392	100.0	$ 2,143,419	100.0	$ 1,842,897	100.0

		% of Gross		% of Gross		% of Gross
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 508,091	28.2	$ 425,978	30.2	$ 405,989	32.3
Ocean freight forwarding	76,249	19.5	63,897	22.0	58,135	26.9
Customs brokerage and other	281,026	51.0	245,377	55.4	208,008	56.1
Net revenues	$ 865,366	31.6	$ 735,252	34.3	$ 672,132	36.5

		% of Net		% of Net		% of Net
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Operating expenses:
Personnel costs	481,320	55.6	422,015	57.4	375,398	55.9
Other selling, general and administrative expenses	302,722	35.0	269,887	36.7	275,985	41.0
Air Transportation Safety Stabilization grant	-	-	-	-	(8,923)	(1.3)
EEOC legal settlement	-	-	(1,415)	(0.2)	-	-
Operating income	81,324	9.4	44,765	6.1	29,672	4.4
Nonoperating income (expense), net	7,259	0.8	(6,249)	(0.9)	(14,556)	(2.2)
Income before provision for income taxes	88,583	10.2	38,516	5.2	15,116	2.2
Provision for income taxes	37,705	4.3	14,571	2.0	5,895	0.8
Income before cumulative effect of change in accounting for negative goodwill	50,878	5.9	23,945	3.2	9,221	1.4
Cumulative effect of change in accounting for negative goodwill	-	-	-	-	213	-
Net income	$ 50,878	5.9	$ 23,945	3.2	$ 9,434	1.4

2004 Compared to 2003

Revenues.  Revenues increased $598.0 million, or 27.9%, to $2,741.4 million in 2004 compared to $2,143.4 million in 2003 primarily due to an increase in air freight forwarding revenues of $389.3 million, an increase in ocean freight forwarding revenues of $101.1 million and an increase in customs brokerage and other revenues of $107.7 million.  Net revenues, which represent revenues less freight transportation costs, increased $130.1 million, or 17.7%, to $865.4 million in 2004 compared to $735.3 million in 2003.  Net revenue margins (net revenues as a percentage of revenues) declined by 270 basis points in 2004 to 31.6% as compared to 34.3% in 2003.  The decrease in margins reflects (i) higher transportation and fuel costs due to capacity constraints, mainly from Asia; (ii) fuel surcharges absorbed by the business; (iii) an acceleration of growth in international air and ocean products which carry a lower net revenue margin but higher net revenue per shipment; and (iv) pass-through of certain fuel and security surcharges, which increased gross revenues without corresponding increases in net revenues.  Our international revenues and costs also increased slightly over the prior year due to the effects of translating amounts to the U.S. dollar.

Air freight forwarding revenues.  Air freight forwarding revenues increased $389.3 million, or 27.6%, to $1,799.0 million in 2004 compared to $1,409.7 million in 2003 due to volume increases in all geographic divisions, particularly Asia/South Pacific, North America and Europe/Middle East.  This growth is primarily from improvements in shipment volumes and international charter activity.

Air freight forwarding net revenues increased $82.1 million, or 19.3%, to $508.1 million in 2004 compared to $426.0 million in 2003.  Air freight forwarding net revenues increased primarily in North America followed by Europe/Middle East and Asia/South Pacific.  The air freight forwarding margin (net revenues as a percentage of revenues) decreased to 28.2% for 2004 as compared to 30.2% for 2003 primarily due to declines in North America and Asia/South Pacific resulting from higher volume levels in certain trade lanes that carry a lower margin, higher fuel surcharges from carriers and increases in international charter activity which typically carries a lower margin.  These decreases were offset by increases in air freight forwarding margins in Europe/Middle East primarily due to an increase in higher margin direct air shipments relative to consolidated shipments.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $101.1 million, or 34.8%, to $391.6 million in 2004 compared to $290.5 million in 2003.  The increase in revenues was principally due to volume increases in all geographic divisions due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $12.3 million, or 19.2%, to $76.2 million in 2004 compared to $63.9 million in 2003 while the ocean freight forwarding margin decreased to 19.5% for 2004 compared to 22.0% for 2003.  The ocean freight forwarding margins decreased due to continued rising transportation costs and shipping capacity constraints, particularly between Asia and North America.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include imports, warehousing, distribution and other logistics services, increased $107.7 million, or 24.3%, to $550.9 million in 2004 compared to $443.2 million in 2003.  Customs brokerage revenues increased in 2004 compared to 2003 due to growth in Europe/Middle East trade activity and U.S. imports.  The increase is also due to higher warehousing, distribution and other logistics revenues resulting from multiple new logistics projects in North America and a $2.8 million termination fee for a logistics project in Europe.

Customs brokerage and other net revenues increased $35.6 million, or 14.5%, to $281.0 million in 2004 compared to $245.4 million in 2003.  Customs brokerage and other margins, however, decreased to 51.0% for 2004 compared to 55.4% for 2003 primarily due to lower margins in Europe/Middle East, Asia/South Pacific and North America resulting from termination or completion of several higher margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $59.3 million, or 14.1%, to $481.3 million in 2004 compared to $422.0 million in 2003.  As a percentage of net revenues, personnel costs were 55.6% in 2004 compared to 57.4% in 2003.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange translation effects.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $32.8 million, or 12.2%, to $302.7 million in 2004 compared to $269.9 million in 2003.  As a percentage of net revenues, other selling, general and administrative expenses were 35.0% in 2004 compared to 36.7% in 2003.  The increase in other selling, general and administrative expenses is primarily due to an increase in facility expense.  The increase is mainly associated with additional or larger replacement facilities to accommodate increased operations.  A portion of the increase in facility expense is due to a $3.8 million net increase in facility accruals mainly covering North America.  In North America, we consolidated three facilities into our new facility in Miami, which was completed in late 2003.  We subleased one of the North American facilities for less than our remaining obligation and accrued the net amount of lease payments we expect to pay over the remaining lease term.  During the year, we accrued additional lease expense in North America and Europe on two vacant facilities due to unfavorable market conditions near the facilities. We subsequently released these accruals as we decided to utilize the North America facility for increased operations and the facility in Europe was subleased earlier than assumed in the previous accrual.  We also released a $1.6 million accrual originally recorded in prior years for a facility in Houston, Texas as we decided to utilize this facility for increased operations. Other selling, general and administrative expenses have also increased due to higher professional fees and communications costs related to systems implementations and preparations for internal controls testing required by the Sarbanes-Oxley Act of 2002 and foreign exchange effects.

EEOC legal settlement.  During 2003, we reversed $1.4 million of the EEOC accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and payroll taxes we will not be required to pay.

Nonoperating income (expense), net.  Nonoperating income (expense), net includes interest expense, interest income, minority interest expense, equity in earnings (losses) from affiliates, foreign exchange gains (losses) and other nonoperating income (expenses).  Nonoperating income, net was $7.3 million in 2004 as compared to nonoperating expense of $6.2 million in 2003.  In 2004, we sold our investment in Miami Air and realized a gain of approximately $6.7 million.  We had previously written off our investment in Miami Air in 2002.  We sold our investment in TDS Logistics, Inc. (TDS) in 2004 for approximately $51.4 million in cash.  We received approximately $45.3 million of the sale proceeds in August 2004 and an additional $557,000 in January 2005.  The remaining $5.5 million of the TDS sale proceeds are being held in escrow subject to the resolution of certain contingencies and time periods.  The TDS sale resulted in a gain of approximately $5.9 million, which excludes the proceeds held in escrow.  See note 8 of the notes to our consolidated financial statements.  Additionally, we incurred interest expense, net of $6.2 million in 2004 compared to $4.9 million in 2003 and had equity earnings of affiliates of $1.7 million in 2004 compared to losses of $199,000 in 2003.

Effective tax rate.  Our effective tax rate for 2004 was 42.6% compared to 37.8% for 2003.  The effective tax rate was higher than 2003 mainly related to additional deferred income tax expense on foreign operations for which additional tax reserves were recorded, as well as lower than expected earnings from certain European countries.  Our effective tax rates fluctuate due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

2003 Compared to 2002

Revenues.  Revenues increased $300.5 million, or 16.3%, to $2,143.4 million in 2003 compared to $1,842.9 million in 2002 primarily due to an increase in air freight forwarding revenues of $153.8 million, an increase in ocean freight forwarding revenues of $74.5 million and an increase in customs brokerage and other revenues of $72.2 million.  Net revenues, which represent revenues less freight transportation costs, increased $63.2 million, or 9.4%, to $735.3 million in 2003 compared to $672.1 million in 2002.  Net revenue margins declined on pricing pressures out of Asia to the U.S.

Air freight forwarding revenues.  Air freight forwarding revenues increased $153.8 million, or 12.2%, to $1,409.7 million in 2003 compared to $1,255.9 million in 2002.  Air freight forwarding revenues increased in Asia/South Pacific, followed by Europe/Middle East, North America and South America.  Revenue increases were primarily driven by volume increases resulting from new large customer contracts and incremental increases in existing air freight business, particularly in exports from Asia and the U.S., offset by the weakening market for domestic shipments within the U.S.

Air freight forwarding net revenues increased $20.0 million, or 4.9%, to $426.0 million in 2003 compared to $406.0 million in 2002.  Air freight forwarding net revenues for 2003 increased primarily in Europe/Middle East followed by North America.  The air freight forwarding margin (net revenues as a percentage of revenues) decreased to 30.2% for 2003 as compared to 32.3% for 2002.  Air freight forwarding net revenue margins declined in all geographic divisions, primarily due to airline rate increases we were not able to recover through comparable price increases to our customers and the shift from priority to deferred shipments in the U.S, which generally have a lower margin.  Air freight forwarding net revenue margins were also negatively impacted by an unfavorable settlement with Kitty Hawk, Inc., a wholesale transportation provider, stemming from a dispute in 2001.  The dispute was resolved by an arbitration panel during the third quarter of 2003 and we recorded a charge of $2.3 million in air freight forwarding cost of transportation.  In addition, direct shipments, which have higher margins, declined in 2003, given the comparison to 2002 revenues and net revenues, which included the impact of the U.S. West Coast port strike in which we chartered 42 dedicated planes to move product from Asia to North America.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $74.5 million, or 34.5%, to $290.5 million in 2003 compared to $216.0 million in 2002 primarily as a result of volume increases in all geographic divisions due to our customers’ focus on shifting their shipments from air to ocean to realize cost savings.  Ocean freight forwarding net revenues increased $5.8 million, or 10.0%, to $63.9 million in 2003 compared to $58.1 million in 2002, while the ocean freight forwarding margin decreased to 22.0% for 2003 compared to 26.9% for 2002.  The ocean freight forwarding margin decreased due to rate increases from ocean carriers and aggressive pricing with customers to improve market share.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include imports, warehousing, distribution and other logistics services, increased $72.2 million, or 19.5%, to $443.2 million in 2003 compared to $371.0 million in 2002.  The increase was due to higher warehousing, distribution and other logistics revenues resulting from new warehousing customers and the expansion of existing warehousing business in Europe and North America.  Customs brokerage revenues increased in 2003 compared to 2002 reflecting the growth in U.S. imports.

Customs brokerage and other net revenues increased $37.4 million, or 18.0%, to $245.4 million in 2003 compared to $208.0 million in 2002.  Net revenue margins on warehousing, distribution and other logistics revenues increased slightly as a result of new logistics projects, primarily in the U.S. and Europe, while net revenue margins on customs brokerage decreased slightly as a result of pricing pressures on imports to the U.S. and Europe due to rate increases from air and ocean carriers.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $46.6 million, or 12.4%, to $422.0 million in 2003 compared to $375.4 million in 2002.  As a percentage of net revenues, personnel costs were 57.4% in 2003 compared to 55.9% in 2002.  The increase in personnel costs was a result of an increase in headcount throughout 2003 to support increased volumes and new logistics projects in Europe and North America.  Personnel costs also increased due to a temporary salary reduction for five pay periods implemented in the U.S. during the first quarter of 2002.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses decreased $6.1 million, or 2.2%, to $269.9 million in 2003 compared to $276.0 million in 2002.  As a percentage of net revenues, other selling, general and administrative expenses were 36.7% in 2003 compared to 41.0% in 2002.  This decrease is primarily due to management initiatives on costs savings.  Other selling, general and administrative expenses also decreased as a result of a $1.4 million gain on the sale of our facility in Boston in September 2003 and a $500,000 charge recorded during the third quarter of 2002 related to a management decision not to use certain architectural design plans for a proposed building in Canada.  These cost savings were partially offset by an increase in facility costs, insurance premiums and depreciation expense.  Although we completed the consolidation of many of our facilities, our facility costs increased by approximately $10.2 million because we are leasing more space than in the previous year for our expanded warehousing and logistics services primarily in Europe and North America, expansion of several stations in the U.S. and the acquisition of Miami International Forwarders (MIF) in April 2003.  The increase in depreciation expense was largely related to increases in computer software and office equipment depreciation.  Additionally, during 2002, we recorded charges related to our merger with Circle of $5.7 million, or $3.5 million after tax, including a charge of $5.9 million for future lease obligations due to revisions of estimates and a credit of $251,000 due to favorable settlement of terminated joint venture/agency agreements.  The additional charge for future lease obligations was due to revised estimates for future recoveries from actual or expected sublease agreements that were or are expected to be less favorable than anticipated due to the weakened U.S. economy.

EEOC legal settlement.  During 2003, we reversed $1.4 million of the EEOC accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and payroll taxes we will not be required to pay.

Air Transportation Safety and System Stabilization Act grant.  During the third quarter 2002, we received a total of $8.9 million related to the Air Transportation Safety and System Stabilization Act, which was signed into law on September 22, 2001.  See note 3 of the notes to our consolidated financial statements.

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

Liquidity and Capital Resources

General

Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control.  If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.  Historically we have generated cash flow from operations in the first half of the year higher than in the second half of the year reflecting the seasonality of our business.

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

As primarily a non-asset based freight forwarder, we do not have the same level of capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2005 will be in the range of $48 to $52 million, including approximately $26 to $30 million expected on information systems expenditures.  Based on current plans, we believe that our existing capital resources, including $92.9 million of cash and cash equivalents and $128.6 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through December 31, 2005.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

2004 Compared to 2003

Net cash provided by operating activities.  Net cash provided by operating activities was $28.7 million in 2004 compared to $33.4 million in 2003.  The decrease in 2004 was primarily due to a $61.5 million net decrease in cash from changes in working capital for 2004 compared to $30.0 million net decrease for 2003 offset by an increase in net income.  The decrease in cash from changes in working capital is due to a significant increase in gross revenues during the month of December 2004 compared to December 2003, resulting in an increase in trade receivables and a 4% increase in days sales outstanding from 67 days at December 31, 2003 to 70 days at December 31, 2004.  The increase in trade receivables was offset by an increase in payables and other accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities in 2004 was $3.6 million compared to $44.2 million in 2003.  Capital expenditures were $38.2 million during 2004 compared to $26.0 million during 2003, a $12.2 million increase.  The expenditures in 2004 were mainly due to the implementation of our operational and financial systems, other software expenditures and equipment purchases.  During 2004, we received proceeds of $6.7 million for the sale of our interest in an unconsolidated affiliate, Miami Air, to an unrelated party and proceeds of $45.3 million for the sale of our interest in an unconsolidated affiliate, TDS, to an unrelated party.

During the second quarter of 2004, we acquired the outside ownership of our consolidated affiliates in France, Spain and Portugal for aggregate consideration of $16.2 million in cash.  During the same period, we also made a $3.2 million earnout payment to the former owners of MIF due to achievement of post-acquisition performance criteria specified in the April 2003 purchase and sale agreement.  During the second quarter of 2003, we completed several acquisitions with aggregate cash consideration of $21.1 million.  In April 2003, we acquired MIF for $13.7 million in cash and we purchased from one of our joint venture partners a 26% interest in our operating subsidiary in Singapore for approximately $5.7 million in cash.  In 2003, we also completed an acquisition of an international freight forwarder and customs broker in France for approximately $1.1 million, net of cash acquired and made a $600,000 earnout payment related to an acquisition completed in a prior year.

During 2004 and 2003, we received proceeds of $1.1 million and $4.2 million, respectively, from sales of other assets and a sale-lease back transaction.

Net cash used in financing activities.  Net cash used in financing activities in 2004 was $22.6 million compared to $4.8 million in 2003.  The cash used in financing activities in 2004 consists of $6.4 million of repayment of financed insurance premiums, $59.1 in cash payments for the repurchase of 3.4 million shares of our outstanding common stock and $1.1 million in payments of financing fees related to our new Credit Facility, offset by $39.9 million in proceeds from the exercise of 2.1 million stock options and $791,000 in proceeds from the issuance of 42,000 shares of common stock from our Employee Stock Purchase Plan and $4.3 million issuance of debt, net of repayments.  Cash used in financing activities in 2003 consisted of $9.3 million for repayment of debt and financed insurance premiums and $214,000 in cash payments to our minority interest partners, offset by $4.1 million in proceeds from the exercise of 324,000 stock options and $540,000 in proceeds from the issuance of 43,000 shares of common stock from our Employee Stock Purchase Plan.

2003 Compared to 2002

Net cash provided by operating activities.  Net cash provided by operating activities was $33.4 million in 2003 compared to $64.6 million in 2002.  The decrease in 2003 was primarily due to a significant increase in gross revenues during the month of December 2003 compared to December 2002, resulting in an increase in trade receivables and other receivables and an increase in days sales outstanding from 64 days at December 31, 2002 to 67 days at December 31, 2003.  The increase in trade and other receivables was offset by increases in net income and accounts payable, accrued transportation costs and other accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities in 2003 was $44.2 million compared to $24.2 million in 2002.  Capital expenditures were $26.0 million during 2003 compared to $41.4 million during 2002, a $15.4 million decrease.  The expenditures in 2003 were mainly due to the implementation of our operational and financial information systems, other software expenditures and equipment purchases.  Net cash used in acquisitions was $21.1 million during 2003 compared to $1.1 million in 2002.  The 2003 acquisitions were primarily Miami International Forwarders, a privately held international freight forwarder and customs broker based in Miami, Florida; Transimpex, SA, an international freight forwarder and customs broker based in France; the purchase of our outside partners’ interest in our subsidiary in Singapore and an earnout payment for a prior year acquisition in Chile.  The 2002 acquisitions included purchases of our outside partners’ interest in our subsidiary in Argentina and earnout payments for prior year acquisitions in Chile and Canada.  The sale and sale-leaseback of real estate and the sale of other assets resulted in cash proceeds of $4.2 million in 2003 compared to $26.0 million in 2002.

Net cash used in financing activities.  Net cash used in financing activities in 2003 was $4.8 million compared to $9.4 million in 2002.  The cash used in financing activities in 2003 consists of $9.3 million of repayment of notes and financed insurance premiums and $214,000 in cash payments to our minority interest partners, offset by $4.1 million in proceeds from the exercise of 324,000 stock options and $540,000 in proceeds from the issuance of 43,000 shares of common stock from our Employee Stock Purchase Plan.  Cash used in financing activities in 2002 consisted of $10.0 million from the repurchase of our common stock and $1.4 million for net repayments of debt, offset by $1.0 million in proceeds from the issuance of 85,000 shares of common stock from our Employee Stock Purchase Plan, $687,000 in proceeds from the exercise of 72,000 stock options and $301,000 in cash received from our minority interest partners.

Other factors affecting our liquidity and capital resources

Convertible subordinated notes.  In December 2001, we issued $100 million aggregate principal amount of 5% convertible subordinated notes due December 15, 2006.  On November 30, 2004 we issued a redemption notice indicating that we were exercising our right to redeem on December 20, 2004 all of the outstanding notes.  The redemption price was equal to 101.25% of the outstanding principal amount on the redemption date, plus accrued interest up to but not including the redemption date.

Holders of the notes had the option of converting their notes into shares of EGL common stock, par value $0.001 per share, at a conversion price of $17.4335 per share, subject to certain adjustments.

As of December 17, 2004, the holders of all of the $100 million aggregate principal amount of notes had converted their notes into an aggregate of 5,736,074 shares of common stock, pursuant to the terms of the note and the indenture.  We received no consideration upon conversion of the notes into shares of our common stock.  Unamortized deferred financing fees of $781,000 (net of $526,000 tax benefit) were converted to equity upon conversion in December 2004.

Credit Facility.  Effective September 16, 2004, we entered into a new unsecured $150 million revolving credit facility (Credit Facility).  The Credit Facility is with a syndicate of six financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on September 15, 2009.  The Credit Facility replaces a $100 million credit facility (Prior Credit Facility) that was to mature in December 2004.  Borrowings under the Credit Facility may be used to make dividends or share repurchases, working capital and capital expenditures, make permitted acquisitions and for general corporate purposes.  The Credit Facility contains a $75 million sub-facility for letters of credit.  We had $21.4 million in letters of credit outstanding and unused borrowing capacity of $128.6 million under the New Facility as of December 31, 2004.  Under the terms of the Credit Facility, we are not required to pledge assets as collateral.

Amounts outstanding under the Credit Facility are subject to varying rates of interest (using either the “LIBOR rate” or the “base rate,” each defined below) based on (i) the leverage ratio of consolidated net funded debt to EBITDA (as defined in the Credit Facility) and (ii) whether the loan is a Eurodollar loan or a base rate loan.  The “LIBOR rate” is equal to the rate determined by Bank of America, N.A. to be the British Bankers Association interest rate for deposits in U.S. dollars for a similar interest period (either one, two, three or six months, as selected by us).  The “base rate” is calculated as the higher of (i) the federal funds effective rate plus 0.5% and (ii) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  We may borrow at the “prime rate” plus an applicable margin of up to 0.25% or at the “LIBOR rate” plus an applicable margin of 0.75% to 1.25%.

The Credit Facility contains covenants that are similar to, but generally more favorable to us than, the covenants in our Prior Credit Facility.  These covenants include, among others:

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

-

a requirement that we maintain on a rolling four quarter basis a ratio of Net Funded Debt (as defined in the Credit Facility) to consolidated EBITDA (as defined in the Credit Facility) of not greater than 3.0 to 1.0 and

-

a requirement that we maintain on a rolling four quarter basis a ratio of consolidated EBIT (as defined in the Credit Facility) to consolidated interest charges of not less than 3.0 to 1.0.

The Credit Facility contains customary events of default.  If a default occurs and is continuing, we must repay all amounts outstanding under the Credit Facility.  We were in compliance with the restrictions of the Credit Facility as of December 31, 2004.

The Prior Credit Facility with Bank of America, N.A. was terminated by us on September 15, 2004 in advance of its stated termination date without any early termination penalties.  Deferred financing fees of $1.3 million including $546,000 from the Prior Credit Facility are being amortized over five years as a component of interest expense.

Release of restricted cash.  In February 2005, in response to a joint motion filed by EGL and the EEOC, a U.S. District Court ordered the return of $6.0 million to us of $8.5 million previously held in an established fund to resolve potential claims in connection with a 2001 consent decree (see note 17 of the notes to our consolidated financial statements).  The joint motion and subsequent order resulted primarily from a significantly lower number of qualified claimants than originally projected and the aggregate amount expected to be paid for all claims is less than $1.0 million.  Release of these funds is expected to result in $6.0 million in income in the first quarter of 2005.

Other guarantees.  Several of our foreign operations guarantee amounts associated with our international freight forwarding services.  These include IATA (International Air Transportation Association) guarantees, customs bonds and other working capital credit facilities issued in the normal course of business.  As of December 31, 2004, guarantees and credit facilities totaled $84.3 million and we had $52.2 million of guarantees, customs bonds and borrowings against facilities outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $17.5 million which were recorded as liabilities on our consolidated balance sheet.

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

In December 2002, we were required to pay the lease balance and related interest of $15.5 million under a second synthetic lease agreement entered into during 1998 by Circle.  This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York.  The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease.  As of December 31, 2004 and 2003, the carrying value of the land and property is included in property and equipment on the consolidated balance sheet and the building is being depreciated over its useful life.

As a result of the above two lease expirations, we are no longer a party to any lease agreements with special purpose entities as of December 31, 2004 or 2003.

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

In December 2002, we entered into agreements to sell land in Miami, Florida and Toronto, Canada to developers who will build-to-suit terminal warehouse facilities and lease them back to us upon completion of the facilities.  The purchase price of the Miami land was $9.8 million, which equaled its carrying value.  The Miami land was originally purchased by EGL from James R. Crane, Chief Executive Officer of EGL.  See “Certain Relationships and Related Party Transactions” and note 20 of the notes to our consolidated financial statements.  The Miami facility was completed in November 2003.  The terms of the Miami lease agreement include average monthly lease payments of $196,000 for 125 months with options to extend the initial term for up to an additional 120 months.  The purchase price of the Toronto land was $4.8 million and the carrying value was $4.4 million resulting in a gain of $358,000, which was deferred and is being recognized over the term of the lease agreement.  In the third quarter of 2002, we recorded an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for the proposed Toronto building.  The Toronto facility was completed in March 2004.  The terms of the Toronto lease agreement include average monthly lease payments of approximately $110,000 for 185 months with options to extend the initial term for up to an additional 120 months.

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

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Our capital expenditures were approximately $18.5 million related to the development of these systems during both 2004 and 2003.  Our expected capital expenditures for 2005 are approximately $48 to $52 million, including approximately $26 to $30 million for information technology development and upgrades.

TDS Logistics, Inc.  In August 2004, we sold our investment in TDS Logistics, Inc. (TDS) to an unrelated party for approximately $51.4 million in cash.  We received approximately $45.3 million of the sale proceeds in August 2004 and an additional $557,000 in January 2005.  The remaining $5.5 million of the sale proceeds are being held in escrow subject to the resolution of certain contingencies and time periods.  The sale resulted in a gain of approximately $5.9 million, which is included in non-operating income in our condensed consolidated statement of operations and excludes the sale of proceeds held in escrow.  As a result of the sale, we were released as guarantor of a letter of credit and terminated a $2.0 million standby letter of credit for TDS.

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

Stock options.  As of December 31, 2004, we had outstanding non-qualified stock options to purchase an aggregate of 2.9 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $8.88 to $33.81).  At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price.  As a result of non-qualified stock option exercises in 2004 and 2003 to purchase an aggregate of 2.1 million and 324,000 shares of common stock, we are entitled to a federal income tax deduction of approximately $19.2 million and $1.4 million, respectively.  We have recognized a reduction of our federal and state income tax liability of approximately $6.7 million and $474,000 in 2004 and 2003, respectively.  Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable.  Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts.  There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of payments due by period of our contractual obligations and commercial commitments as of December 31, 2004 are shown in the table below (in thousands).  A more complete description of these obligations and commitments is included in the notes to our consolidated financial statements.

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt (Note 10)	$ 32,178	$ 19,426	$ 7,492	$ 5,211	$ 49
Other liabilities	88,236	82,394	1,591	1,483	2,768
Benefit plan contributions (Note 14)	2,005	2,005	-	-	-
Capital lease obligations (Note 18)	3,565	1,237	2,100	228	-
Operating leases (Note 18)	325,406	63,115	82,029	59,379	120,883
Total contractual obligations	$ 451,390	$ 168,177	$ 93,212	$ 66,301	$ 123,700

In addition to the contractual obligations above, as of December 31, 2004, we have payments of up to $4.0 million contingently payable during 2005 related to business acquisitions.  See note 4 of the notes to the consolidated financial statements.

Certain Relationships and Related Party Transactions

Aircraft usage payments

James R. Crane, our Chairman of the Board and Chief Executive Officer, held interests in two entities (one of which is 50% owned and one of which is wholly owned by Mr. Crane) that lease passenger aircraft to us.  From time to time, our employees use these aircraft in connection with travel associated with our business, for which we make payments to those entities.  During the years ended December 31, 2004, 2003 and 2002, we reimbursed Mr. Crane $1.2 million, $621,000 and $1.2 million, respectively, for actual hourly usage of the aircraft.  In January 2005, we purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million to be utilized for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

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

In May 2004, we sold our investment in Miami Air to an unrelated party for approximately $6.7 million in cash.  In conjunction with Miami Air’s deteriorating financial condition and liquidity issues, we had written off our investment in Miami Air in the first quarter of 2002.  The sale resulted in a gain of $6.7 million, which is included in nonoperating income in the condensed consolidated statement of operations.  As a result of the sale, we were released as guarantor of Miami Air’s letter of credit and terminated the $3.0 million standby letter of credit for Miami Air.

Miami land purchase

Our operations in Miami, Florida were located in three different facilities.  In order to increase operational efficiencies, we acquired land to be used as the site for a new facility to consolidate our Miami operations.  We acquired the land in August 2002 from a related party entity controlled by Mr. Crane for $9.8 million in cash, including acquisition costs of $131,000.  This parcel of land had been previously identified by us as the most advantageous property on which to consolidate our Miami operations.  We entered into negotiations on the land and reached agreement with the seller on terms.  However, given the downturn in the economy and our weakening financial condition at that point in time, we elected to delay purchasing this property until our financial condition improved.  On July 10, 2001, Mr. Crane purchased the land in anticipation of reselling the land to EGL.  Our Audit Committee, consisting of four independent directors, engaged in an analysis and discussion regarding whether it was in the best interest of EGL to enter into a purchase agreement to purchase this particular tract of land from Mr. Crane.  The Audit Committee’s analysis included, but was not limited to, obtaining an independent appraisal of the land, reviewing a comparative properties analysis performed by an outside independent real estate company and performing a cost benefit analysis for several different alternatives.  Based upon the data obtained from the analysis, the Audit Committee determined the best alternative for EGL, in its opinion, was for us to purchase the property from Mr. Crane.  The Audit Committee then made a recommendation to our Board of Directors, which includes six independent directors, to purchase this land at Mr. Crane’s purchase price plus carrying costs, which was lower than the current market value.  In August 2002, our Board of Directors unanimously approved the purchase, with Mr. Crane abstaining from the vote.  Construction of the new Miami facility was completed in November 2003 and we consolidated our Miami operations at the new facility.

EGL Subsidiaries Spain and Portugal

In April 1999, Circle sold a 49% interest in its two previously wholly-owned subsidiaries in Spain and Portugal for $1.3 million to Peter Gibert.  Mr. Gibert was one of our directors in 2000 and 2001 and resigned from the Board of Directors in May 2002.  In June 2004, we purchased the interest back from Mr. Gibert under the purchase option provisions of the original agreement (see note 4 of the notes to the consolidated financial statements).

Shared employees

Certain of our employees also perform services for companies owned by Mr. Crane.  We are reimbursed for these services based upon an allocation percentage of total salaries agreed to by us and Mr. Crane.  We received reimbursements of $135,000, $62,000 and $100,000 for 2004, 2003 and 2002, respectively.  Amounts billed but not received as of December 31, 2004 was $78,000 and is included in other receivables on the consolidated balance sheets.

Source One Spares

Mr. Crane is a director and 24.9% shareholder of Source One Spares, Inc., a company specializing in the just-in-time delivery of overhauled flight control, actuation and other rotable airframe components to commercial aircraft operators around the world.  In May 1999, we began subleasing a portion of our warehouse space in Houston, Texas and London, England to Source One Spares pursuant to a five-year sublease, which was terminated in early 2002.  Following termination of the sublease, we subleased the warehouse to Source One on a month to month basis.  This arrangement ended in 2003.  Rental income was approximately $95,000 for the year ended December 31, 2003.  During 2003, we billed Source One Spares approximately $7,000 for freight forwarding services.

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

Critical Accounting Policies and Estimates

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:

-

the range of accounting policies permitted by accounting principles generally accepted in the United States of America,

-

management’s understanding of the company’s business – both historical results and expected future results,

-

the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate,

-

expectations of the future performance of the economy – domestically, globally and within various sectors that serve our principal customers and suppliers of goods and services,

-

expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates and

-

whether historical trends are expected to be representative of future trends.

The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates – which may result in the selection of estimates that may be viewed as conservative or aggressive by others – based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

Revenue recognition

Domestic revenues and most domestic operating costs are recognized when shipments are picked up from the customer.  International revenues and freight consolidation costs are recognized in the period when shipments are tendered to a carrier for transport to a foreign destination.  This is one of the permissible methods under Emerging Issues Task Force (EITF) Issue No. 91-9, “Revenue and Expense Recognition for Freight Services in Process.”  This method generally results in recognition of revenues and gross profit earlier than methods that do not recognize revenues until a proof of delivery is received.  Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services.  Revenues recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier’s charges to EGL for carrying the shipment.  Revenues recognized in other capacities include only the commission and fees received.  In January 2002, EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” was effective for EGL.  This issue clarified certain provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and among other things established when reimbursements are required to be shown gross as opposed to net.  We report the costs of certain reimbursed incidental activities on a gross basis in revenues and cost of transportation.

We derive our revenues from three principal sources:  air freight forwarding, ocean freight forwarding, and customs brokerage, import and logistics services.

Air and ocean freight forwarding.  As primarily a non-asset based carrier, we do not own transportation assets.  Instead, we generate the majority of our air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to our customers as an indirect carrier.  Additionally, we generate air freight and ocean freight forwarding revenues to a lesser extent as an authorized cargo sales agent.

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

Computer software

Certain costs related to the development or purchase of internal-use software during the application development stage are capitalized and amortized over the estimated useful life of the software.  The following types of costs incurred during the application development stage are capitalized: (a) external direct costs of materials and services consumed in developing or obtaining internal-use software, (b) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use software project, (c) interest costs incurred in developing software for internal use, and (d) costs to develop or obtain software that allows for access or conversion of old data into new systems.  Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of a software development project are expensed as incurred.  On retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

We have incurred substantial costs during the periods presented related to a number of information systems projects that were being developed over that time period.  Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems.  Management believes that all projects capitalized at December 31, 2004 will be successfully completed and will result in benefits recoverable in future periods.

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

Merger and restructuring

We have engaged in merger and restructuring actions which require our management to utilize significant estimates related to future lease obligations for duplicate facilities, expenses for severance and other employee separation costs and costs for termination of joint venture/agency agreements.  Management makes significant estimates, including the amount of sublease income we will recover for future lease obligations on duplicate facilities.  Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.  See note 18 of the notes to the consolidated financial statements.

Taxes on earnings

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.  Material changes in our estimates of cash, working capital and long-term investment requirements could impact our effective tax rate.

We reversed half of the valuation allowance that was fully reserved for our state net operating losses during the fourth quarter.  We also recorded valuation allowances to fully reserve deferred tax assets generated from certain foreign jurisdictions.  We considered our historical performance, forecasted taxable income and other factors in determining the sufficiency of our valuation allowance.  Objective factors such as current year and previous year net operating loss utilization were given more weight than our outlook for future realization of the losses.  We believe we should generate sufficient taxable income to utilize a substantial portion of our net operating loss carryforwards before their expiration.  We also have deferred tax assets for certain foreign and federal tax credits which management believes will be fully realized in the future based on current year utilization of foreign tax credits and our outlook for future utilization.  In order to realize our deferred tax assets, we must be able to generate sufficient taxable income in the specific tax jurisdictions to offset the deferred tax assets.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made.  If we later determine or are able to realize the deferred tax assets for the state or foreign net operating losses our valuation allowance could be reversed.

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

New accounting pronouncements

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106” (SFAS 132R).  SFAS 132R expanded the disclosure requirements for benefit plans to include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  Most of the additional disclosures required by SFAS 132R were effective for annual periods ending after December 31, 2003 and interim periods beginning after December 31, 2003, except for annual disclosures for foreign plans, in which annual disclosures were effective for periods ending after June 15, 2004.  All of our defined benefit plans are foreign plans and, accordingly, we have included disclosures required by SFAS 132R in these consolidated financial statements.

In March 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, "Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Statement also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004.  The adoption of EITF 03-06 did not have an impact on our computation of earnings per share.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation.” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged.  In addition, SFAS 123R will cause unrecognized expense (based on the amount in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  We are required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005.  Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition alternatives include prospective and retrospective adoption methods, prior periods may be restated either as the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  We are evaluating the requirements of SFAS 123R and expect the adoption of SFAS 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows.  We have not determined the method of adoption or the effect of adopting SFAS 123R.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (FSP 109–2), “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  We have not yet determined if we intend to repatriate foreign earnings under the provisions in the Act.  Thus, our consolidated financial statements do not reflect a provision for taxes related to this election.  Any such repatriation under the Act must occur by December 31, 2005.  The range of any reasonable amount of repatriation is not available at this time.  The maximum amount as prescribed in the Act is $500 million.  Our evaluation of the effect of the election is expected to be completed by the end of the second quarter of 2005.

ITEM 7A.

Quantitative and Qualitative Disclosures about Market Risk

Our cash flows and net income are subject to fluctuations due to changes in exchange rates.  We attempt to limit our exposure to changing foreign exchange rates through operational actions.  We provide services to customers in locations throughout the world and, as a result, operate with many functional currencies including the key currencies of North America, Latin America, Asia, the South Pacific and Europe.  This diverse base of local currency costs serves to partially counterbalance the effect of potential changes in the value of our local currency denominated revenues and expenses.  Short-term exposures to changing foreign currency exchange rates are related primarily to intercompany transactions.  The duration of these exposures is minimized through the use of an intercompany netting and settlement system that settles the majority of intercompany obligations two times per month.  We use short term foreign exchange forward contracts on a limited basis to minimize exposures to exchange rates on recorded receivables and payables.  The value of foreign exchange forward contracts was not significant at December 31, 2004 or 2003.

As of December 31, 2004, we had no amounts outstanding under our line of credit.  Our lease payments on certain financed facilities are tied to market interest rates.  At December 31, 2004, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income in 2005.

We have not purchased any material futures contracts nor have we purchased or held any material derivative financial instruments for trading purposes during 2004.

ITEM 8.

Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.

Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this annual report.  In the course of this evaluation, management considered the material weaknesses in our internal control over financial reporting discussed below.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective, as of December 31, 2004, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  In light of the material weaknesses, we performed additional analyses and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

The management of EGL, Inc. and its subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for our assessment of the effectiveness of internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.”  Our assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As of December 31, 2004, we have concluded that the Company did not maintain effective controls over the determination of income tax account balances and certain general ledger account reconciliations as described below.

1.

Lack of effective controls over the determination of  income tax account balances

The Company did not maintain effective controls over the determination of income tax account balances.  Specifically, the Company did not maintain effective controls over: (i) the calculation of the income tax provision, (ii) the proper recording of deferred tax assets and related valuation allowances, (iii) the monitoring of its current and deferred income tax accounts on a worldwide basis, and (iv) reconciliation of the differences between the tax basis and book basis of each component of the Company’s balance sheet with the deferred tax asset and liability accounts.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and the first three quarters of 2004, as well as audit adjustments to the fourth quarter 2004 financial statements.  Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provisions that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

2.

Lack of effective controls over certain general ledger account reconciliations and the monitoring and review of general ledger accounts

The Company did not maintain effective controls over certain general ledger account reconciliations and the monitoring and review of general ledger accounts.  Specifically, general ledger account reconciliations involving cash, receivables, income taxes, property and equipment, other current and noncurrent assets, payables, accrued expenses, notes payable and other noncurrent liabilities in the United States, Mexico and United Kingdom were not properly performed on a timely basis and reconciling items were not timely resolved and adjusted as well as a lack of monitoring and review of these general ledger accounts.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and the first three quarters of 2004 as well as audit adjustments to the fourth quarter 2004 financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned account balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Because of these material weaknesses, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria in “Internal Control-Integrated Framework” issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts Related to Material Weaknesses

1.

Remediation efforts related to income taxes

The material weakness related to the calculation of the income tax provision, ineffective income tax reconciliation procedures, the proper recording of deferred tax assets and related valuation allowances for foreign operations, and the management of all of its income tax accounts on a worldwide basis will be addressed as described below:

Management has initiated and will be taking additional steps to remediate the deficiencies by (1) hiring additional qualified and experienced staff to manage the income tax accounting function, (2) augmenting the staff with the support of an outside firm with international tax expertise to recommend enhancements to the tax accounting function and to provide ongoing assistance and support in complex areas, (3) implementing a global financial training program to address the complexities in accounting for current and deferred taxes under United States generally accepted accounting procedures, (4) implementing more automated and formal controls to replace current manual controls, and (5) using additional technology resources to help assist in managing the complex income tax accounting function.

During the year, management had implemented additional controls to address some of the complexity and control deficiencies and engaged an outside accounting firm to review the income tax accounting function, and while improvement was noted, these were not enough to overcome the conclusion that controls in accounting for income tax was ineffective.  Management performed additional procedures relating to the taxes payable, deferred taxes and tax provision.  Due to these additional procedures performed, management believes that the 2004 consolidated financial statements as well as the financial statements for each quarter in 2004 (after the restatements described above) are fairly stated in all material respects.

2.

Remediation efforts related to general ledger account reconciliations and the monitoring and review of general ledger accounts

The material weakness related to general ledger account reconciliations was a result of ineffectiveness in timely reconciling certain general ledger accounts and the lack of monitoring and review of these general ledger accounts.

Management has initiated and will be taking additional steps to remediate any deficiencies by (1) improving the organizational structure to achieve the proper levels of quantity and quality of our accounting, finance and internal audit personnel, (2) strengthening the procedures for specific account reconciliations through written policies and procedures to ensure amounts recorded are supported by detailed and documentary support for the period covered, (3) implementing monitoring controls on the status of account reconciliations, monthly deadlines for completing the reconciliation and management review on a monthly or quarterly basis depending on the type of account, and (4) improving processes, especially for two subsidiaries providing materials procurement and vehicle leasing services, by automating and integrating linkages between operational transactions and the accounting system.

All significant accounts impacted by the control deficiencies described above have been properly reconciled as of December 31, 2004.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

Other Information

None

PART III

ITEM 10.

Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to information under the caption “Proposal 1—Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in our definitive Proxy Statement (the “2005 Proxy Statement”) for our 2005 annual meeting of shareholders.

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer) and employees, known as the Code of Conduct.  Anyone may, without charge, upon request, receive a copy of the Code of Conduct from:

EGL, Inc.

Attention: Investor Relations

15350 Vickery Drive

Houston, TX 77032

(281) 618-3100

In the event that we make changes in, or provide waivers from, the provisions of our code of business conduct and ethics that the SEC or the NASDAQ Stock Market require us to disclose, we intend to disclose these events on our website.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM 11.

Executive Compensation

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Equity Compensation Plans

The following table sets forth information about EGL’s common stock that may be issued under all of our existing equity compensation plans as of December 31, 2004 (shares in thousands):

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted-average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans (4)
Equity compensation plans approved by security holders (1)	2,864	$ 20.42	3,489
Equity compensation plans not approved by security holders	-	-	-
Total	2,864	$ 20.42	3,489

(1)

These plans include the EGL Long-Term Incentive Plan, the EGL Employee Stock Purchase Plan and the EGL 1995 Non-Employee Director Stock Plan.

(2)

Includes 110,460 shares of EGL common stock to be issued upon the exercise of outstanding options assumed in connection with the acquisition of Circle International Group, Inc. at a weighted average exercise price of $22.50, which options were originally issued under one of the following Circle plans:  the 1982 Stock Option Plan, the 1990 Stock Option Plan, the 1994 Omnibus Equity Incentive Plan, the 1999 Stock Option Plan and the Employee Stock Purchase Plan.  No additional awards may be granted under the Circle plans.  Also excludes shares of EGL common stock issuable under the EGL Employee Stock Purchase Plan.

(3)

Excludes restricted stock.

(4)

Includes 355,000 shares of EGL common stock remaining available for future issuance under the EGL Employee Stock Purchase Plan and excludes securities to be issued upon exercise of outstanding options, warrants and rights.

ITEM 13.

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

ITEM 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2005 Proxy Statement.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

(a)

1) Financial Statements

Item

Page

Index

F-1

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003

F-5

Consolidated Statements of Operations for the Years Ended

December 31, 2004, 2003 and 2002

F-6

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2004, 2003 and 2002

F-7

Consolidated Statements of Stockholders’ Equity for the Years Ended

December 31, 2004, 2003 and 2002

F-9

Notes to Consolidated Financial Statements

F-10

2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts for the Years Ended

December 31, 2004, 2003 and 2002

S-1

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(b)Exhibits

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
*10.11

Credit Agreement dated as of September 15, 2004, by and among EGL, Inc. Eagle Global Logistics, LP, circle International, Inc., SCG, The Select Carrier Group, LP, EGL Trade Services, Inc., Bank of America, N.A., as well as other parties that may become Lenders from time to time under the Credit Agreement’s provisions (filed as Exhibit 10.1 to EGL’s Form 8-K filed on September 21, 2004 and incorporated herein by reference).

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

†*10.15

Employee Stock Purchase Plan, as amended and restated effective July 26, 2000 (filed as Exhibit 10(iii) to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

*10.16A

Lease Agreement dated as of December 31, 2001 between iStar Eagle LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant (filed as Exhibit 10.17A to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

*10.16B

Guaranty dated as of December 31, 2001 among iStar Eagle LP, EGL Eagle Global Logistics, LP and EGL, Inc. (filed as Exhibit 10.17B to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

†*10.17	Executive Deferred Compensation Plan (filed as Exhibit 10.2 to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
†*10.18

Amendment Number 1 to 1995 Non-Employee Director Stock Option Plan (filed as Exhibit 10.4 to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).

*10.19

Agreement for Purchase and Sale of Real Property, dated September 17, 2002, by and between MacFarlan Holdings, Ltd., as buyer, and EGL, Inc., as seller (filed as Exhibit 10.22 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.20

Lease Agreement for real property in Austin, Texas, dated as of November 13, 2002, by and between EGL Texas Partners, L.P., as landlord, and EGL Eagle Global Logistics, LP, as tenant (filed as Exhibit 10.23 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

*10.21

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

†10.27

Form of Retention Agreement between EGL and certain executive officers (filed as Exhibit 10.29 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†10.28	Form of Restricted share award pursuant to Directors’ Stock Plan (filed herewith).
†10.29	Letter of Assignment, effective as of July 30, 2001, as amended, by and between EGL and Vittorio M. Favati (filed herewith).
21	Subsidiaries of EGL (filed herewith).
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).
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

*

Incorporated by reference as indicated.

†

Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

By:  /s/ James R. Crane

James R. Crane

Chairman and

Chief Executive Officer

Date:

March 31, 2005

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ James R. Crane	Chairman and Chief Executive Officer	March 31, 2005
James R. Crane	(Principal Executive Officer)
/s/ Elijio V. Serrano	Chief Financial Officer	March 31, 2005
Elijio V. Serrano	(Principal Financial and Accounting Officer)
/s/ Michael Jhin	Director	March 31, 2005
Michael Jhin
/s/ Frank J. Hevrdejs	Director	March 31, 2005
Frank J. Hevrdejs
/s/ Neil E. Kelley	Director	March 31, 2005
Neil E. Kelley
/s/ Rebecca A. McDonald	Director	March 31, 2005
Rebecca A. McDonald
/s/ Paul William Hobby	Director	March 31, 2005
Paul William Hobby
/s/ James C. Flagg	Director	March 31, 2005
James C. Flagg
/s/ Milton Carroll	Director	March 31, 2005
Milton Carroll

EGL, Inc.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003	F-5
Consolidated Statements of Operations for the Years Ended
December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	F-7
Consolidated Statements of Stockholders’ Equity for the Years Ended	F-9
December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of EGL, Inc.:

We have completed an integrated audit of EGL, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of EGL, Inc. and its subsidiaries (the Company) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company’s 2003 and 2002 consolidated financial statements have been restated.

Internal control over financial reporting

Also, we have audited management's assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that EGL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the determination of income tax account balances and over certain general ledger account reconciliations and the monitoring and review of general ledger accounts, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses as of December 31, 2004 have been identified and included in management's assessment.

1.

Lack of effective controls over the determination of  income tax account balances

The Company did not maintain effective controls over the determination of income tax account balances.  Specifically, the Company did not maintain effective controls over: (i) the calculation of the income tax provision, (ii) the proper recording of deferred tax assets and related valuation allowances, (iii) the monitoring of its current and deferred income tax accounts on a worldwide basis, and (iv) reconciliation of the differences between the tax basis and book basis of each component of the Company’s balance sheet with the deferred tax asset and liability accounts.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and the first three quarters of 2004, as well as audit adjustments to the fourth quarter 2004 financial statements.  Additionally, this control deficiency could result in a misstatement of income taxes payable, deferred income tax assets and liabilities and the related income tax provisions that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  Accordingly, management determined that this control deficiency constitutes a material weakness.

2.

Lack of effective controls over certain general ledger account reconciliations and the monitoring and review of general ledger accounts

The Company did not maintain effective controls over certain general ledger account reconciliations and the monitoring and review of general ledger accounts.  Specifically, general ledger account reconciliations involving cash, receivables, income taxes, property and equipment, other current and noncurrent assets, payables, accrued expenses, notes payable and other noncurrent liabilities in the United States, Mexico and United Kingdom were not properly performed on a timely basis and reconciling items were not timely resolved and adjusted as well as a lack of monitoring and review of these general ledger accounts.  This control deficiency resulted in the restatement of the Company’s consolidated financial statements for 2002, 2003 and the first three quarters of 2004 as well as audit adjustments to the fourth quarter 2004 financial statements.  Additionally, this control deficiency could result in a misstatement of the aforementioned account balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management's assessment that EGL, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, EGL, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

March 31, 2005

EGL, INC.

Consolidated Balance Sheets

December 31, 2004 and 2003

	2004	2003
		(Restated – Note 2)
ASSETS	(in thousands, except par values)
Current assets:
Cash and cash equivalents	$ 92,918	$ 94,099
Restricted cash	17,004	13,567
Short-term investments and marketable securities	587	543
Trade receivables, net of allowance of $14,069 and $12,342	611,696	447,353
Other receivables	22,566	18,833
Deferred income taxes	10,106	10,710
Income tax receivable	20	3,361
Other currents assets	24,761	24,363
Total current assets	779,658	612,829
Property and equipment, net	178,218	164,038
Investments in unconsolidated affiliates	619	38,957
Goodwill	108,470	95,002
Deferred income taxes	648	3,624
Other assets, net	32,476	27,156
Total assets	$ 1,100,089	$ 941,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 337,137	$ 268,354
Accrued salaries and related costs	46,465	41,534
Current portion of long-term debt	19,426	13,017
Income taxes payable	4,716	9
Accrued selling, general and administrative expenses and other liabilities	84,345	63,150
Total current liabilities	492,089	386,064
Deferred income taxes	19,421	17,133
Long-term debt	12,752	114,407
Other noncurrent liabilities	22,491	12,906
Total liabilities	546,753	530,510
Minority interests	802	5,593
Commitments and contingencies (Notes 11, 17, 18 and 19)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
Common stock, $0.001 par value, 200,000 shares authorized; 52,841 and 48,415 shares issued; 51,915 and 47,432 shares outstanding	53	48
Additional paid-in capital	241,117	153,051
Retained earnings	339,876	288,998
Accumulated other comprehensive loss	(12,523)	(19,601)
Unearned compensation	(124)	(156)
Treasury stock, 926 and 983 shares held	(15,865)	(16,837)
Total stockholders’ equity	552,534	405,503
Total liabilities and stockholders’ equity	$ 1,100,089	$ 941,606

The accompanying notes are in integral part of these financial statements.

EGL, INC.

Consolidated Statements of Operations

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
	(in thousands, except per share amounts)
Revenues	$ 2,741,392	$ 2,143,419	$ 1,842,897
Cost of transportation	1,876,026	1,408,167	1,170,765
Net revenues	865,366	735,252	672,132
Operating expenses:
Personnel costs	481,320	422,015	375,398
Other selling, general and administrative expenses	302,722	269,887	275,985
EEOC legal settlement	-	(1,415)	-
Air Transportation Safety Stabilization Grant	-	-	(8,923)
Operating income	81,324	44,765	29,672
Nonoperating income (expense), net	7,259	(6,249)	(14,556)
Income before provision for income taxes	88,583	38,516	15,116
Provision for income taxes	37,705	14,571	5,895
Income before cumulative effect of change in accounting for negative goodwill	50,878	23,945	9,221
Cumulative effect of change in accounting for negative goodwill	-	-	213
Net income	$ 50,878	$ 23,945	$ 9,434

Basic earnings per share before cumulative effect of change in accounting for negative goodwill	$ 1.11	$ 0.51	$ 0.19
Cumulative effect of change in accounting for negative goodwill	-	-	0.01
Basic earnings per share	$ 1.11	$ 0.51	$ 0.20

Basic weighted-average common shares outstanding	45,813	47,204	47,610

Diluted earnings per share before cumulative effect of change in accounting for negative goodwill	$ 1.05	$ 0.50	$ 0.19
Cumulative effect of change in accounting for negative goodwill	-	-	0.01
Diluted earnings per share	$ 1.05	$ 0.50	$ 0.20

Diluted weighted-average common shares outstanding	51,914	47,481	47,811

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
		(Restated – Note 2)	(Restated – Note 2)
	(in thousands)
Cash flows from operating activities:
Net income	$ 50,878	$ 23,945	$ 9,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,109	31,190	30,527
Impairment of assets	51	163	635
Bad debt expense	6,672	7,162	7,669
Amortization of unearned compensation	479	29	635
Deferred income tax expense (benefit)	5,945	4,531	1,365
Amortization of debt issuance costs	2,106	2,243	2,078
Interest capitalization	(1,130)	(1,453)	(986)
Tax benefits from employee stock plans	7,765	474	196
Recognition in earnings of net deferred loss on swaps	-	462	1,518
Unrealized gain on derivatives	-	(685)	(1,298)
Cumulative effect of change in accounting for negative goodwill	-	-	(213)
Impairment of investment in an unconsolidated affiliate	-	-	6,653
Gain on sales of assets	(570)	(1,824)	(89)
Gain on sale of unconsolidated affiliates	(12,648)	-	-
Equity in (earnings) losses of unconsolidated affiliates	(1,676)	1,533	(814)
Minority interests	600	1,248	1,006
Transfers to restricted cash	(3,426)	(5,654)	(2,393)
Changes in assets and liabilities, excluding business combinations:
(Increase) decrease in trade receivables	(147,690)	(50,848)	1,897
Increase in other receivables	(14)	(4,245)	(1,935)
Decrease in other assets and liabilities	6,378	12,004	2,278
Increase in payables and other accrued liabilities	79,826	13,106	6,462
Net cash provided by operating activities	28,655	33,381	64,625
Cash flows from investing activities:
Capital expenditures	(38,163)	(25,954)	(41,429)
Purchase of assets for sale-leaseback transactions	-	-	(11,570)
Purchase of short-term investments	(44)	(540)	-
Proceeds from sales/maturities of marketable securities	-	10	3,430
Proceeds from sale-leaseback transactions	-	1,158	21,487
Proceeds from sales of property and equipment	1,106	2,997	4,544
Acquisitions of businesses, net of cash acquired	(19,507)	(21,076)	(1,081)
Collection of notes receivables	906	-	-
Cash received from sales of unconsolidated affiliates	52,123	-	385
Investment in an unconsolidated affiliate	-	(750)	-
Net cash used in investing activities	(3,579)	(44,155)	(24,234)

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2004, 2003 and 2002

(continued)
	2004	2003	2002
		(Restated – Note 2)	(Restated – Note 2)
	(in thousands)
Cash flows from financing activities:
Issuance (repayment) of debt, net	$ 4,329	$ (125)	$ (1,407)
Payment of financing fees	(1,097)	-	-
Payments of financed insurance and software maintenance agreements	(6,417)	(9,128)	-
Payments on capital lease obligations	(937)	-	-
Issuance of common stock for employee stock purchase plan	791	540	1,033
Proceeds from exercise of stock options	39,899	4,102	687
Repurchases of common stock	(59,079)	-	(10,014)
Other	(120)	(214)	301
Net cash used in financing activities	(22,631)	(4,825)	(9,400)

Effect of exchange rate changes on cash	(3,626)	38	3,046
Increase (decrease) in cash and cash equivalents	(1,181)	(15,561)	34,037
Cash and cash equivalents, beginning of the year	94,099	109,660	75,623
Cash and cash equivalents, end of the year	$ 92,918	$ 94,099	$ 109,660

Supplemental cash flow information:
Cash paid for interest	$ 6,008	$ 7,321	$ 8,985
Cash paid for income taxes	15,387	12,145	10,756
Cash received from income tax refund	1,577	536	11,540
Noncash financing and investing transactions:
Issuance of notes payable for acquisitions	-	10,127	603
Issuance of notes payable for equipment	9,511	2,633	-
Issuance of shares from conversion of debt, net of tax benefit	99,220	-	-
Financing of insurance premiums	453	1,682	11,428
Capital equipment leases initiated as lessee	1,143	891	-
Capital equipment leases initiated as lessor	9,552	898	-
Minimum pension liability adjustment	(1,392)	3,362	-

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Comprehensive income (loss)	Accumulated other comprehensive loss
				(Restated – Note 2)
	(in thousands)
Balance at January 1, 2002 (previously reported)	48,939	$ 49	$ 158,317	$ 264,712		$ (37,045)
Prior period adjustment (see Note 2)	-	-	-	(9,093)		-
Balance at January 1, 2002 (restated, see Note 2)	48,939	$ 49	$ 158,317	$ 255,619		$ (37,045)
Comprehensive income:
Net income	-	-	-	9,434	$ 9,434	-
Recognition in earnings of net deferred loss on swaps	-	-	-	-	1,939	1,939
Foreign currency translation adjustments	-	-	-	-	6,540	6,540
Comprehensive income					$ 17,913
Issuance of shares under employee stock purchase plan	-	-	(436)	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	72	-	814	-		-
Repurchase and retirement of common stock	(920)	(1)	(10,013)	-		-
Amortization of unearned compensation	-	-	-	-		-
Balance at December 31, 2002	48,091	48	148,682	265,053		(28,566)
Comprehensive income:
Net income	-	-	-	23,945	$ 23,945	-
Recognition in earnings of net deferred loss on swaps	-	-	-	-	85	85
Minimum pension liability adjustment, net of tax benefit	-	-	-	-	(3,362)	(3,362)
Foreign currency translation adjustments	-	-	-	-	12,242	12,242
Comprehensive income					$ 32,910
Issuance of shares under employee stock purchase plan	-	-	(199)	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	324	-	4,568	-		-
Amortization of unearned compensation	-	-	-	-		-
Balance at December 31, 2003	48,415	48	153,051	288,998		(19,601)
Comprehensive income:
Net income	-	-	-	50,878	$ 50,878	-
Change in value of marketable securities, net	-	-	-	-	30	30
Minimum pension liability adjustment, net of tax benefit	-	-	-	-	1,392	1,392
Foreign currency translation adjustments	-	-	-	-	5,656	5,656
Comprehensive income					$ 57,956
Issuance of shares from conversion of debt	5,736	6	99,214	-		-
Issuance of shares under employee stock purchase plan	-	-	88	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	2,092	2	47,708	-		-
Repurchase and retirement of common stock	(3,402)	(3)	(59,076)	-		-
Amortization of unearned compensation	-	-	132	-		-
Balance at December 31, 2004	52,841	$ 53	$ 241,117	$ 339,876		$ (12,523)

The accompanying notes are an integral part of these financial statements.

F-9

EGL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

		Treasury stock
	Unearned compensation	Shares	Amount	Total
	(in thousands)
Balance at January 1, 2002 (previously reported)	$ (635)	(1,126)	$ (19,307)	$ 366,091
Prior year adjustment (see Note 2)	-	-	-	(9,093)
Balance at January 1, 2002 (restated, see Note 2)	(635)	(1,126)	(19,307)	356,998
Comprehensive income:
Net income	-	-	-	9,434
Recognition in earnings of net deferred loss on swaps	-	-	-	1,939
Foreign currency translation adjustments	-	-	-	6,540
Comprehensive income
Issuance of shares under employee stock purchase plan	-	85	1,469	1,033
Exercise of stock options and issuance of restricted stock awards with related tax benefit	-	4	69	883
Repurchase and retirement of common stock	-	-	-	(10,014)
Amortization of unearned compensation	635	-	-	635
Balance at December 31, 2002	-	(1,037)	(17,769)	367,448

Comprehensive income:
Net income	-	-	-	23,945
Recognition in earnings of net deferred loss on swaps	-	-	-	85
Minimum pension liability adjustment	-	-	-	(3,362)
Foreign currency translation adjustments	-	-	-	12,242
Comprehensive income
Issuance of shares under employee stock purchase plan	-	43	739	540
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(185)	11	193	4,576
Amortization of unearned compensation	29	-	-	29
Balance at December 31, 2003	(156)	(983)	(16,837)	405,503

Comprehensive income:
Net income	-	-	-	50,878
Change in value of marketable securities, net	-	-	-	30
Minimum pension liability adjustment	-	-	-	1,392
Foreign currency translation adjustments	-	-	-	5,656
Comprehensive income
Issuance of shares from conversion of debt	-	-	-	99,220
Issuance of shares under employee stock purchase plan	-	43	726	814
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(315)	14	246	47,641
Repurchase and retirement of common stock	-	-	-	(59,079)
Amortization of unearned compensation	347	-	-	479
Balance at December 31, 2004	$ (124)	(926)	$ (15,865)	$ 552,534

The accompanying notes are an integral part of these financial statements

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include EGL, all of its wholly-owned subsidiaries and investees that the Company controls, through majority ownership or other variable interests.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method.  The Company has reclassified certain prior year amounts to conform to the current year presentation.  In addition, the Company has restated its historical financial statements for 2002, 2003 and the first three quarters of 2004 (see Note 2).

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable or whether there is greater uncertainty in the information that is available upon which to base the estimate; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates which could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate however, actual amounts could and will differ from those estimates.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value.  Cash overdrafts were $8.5 million and $3.8 million at December 31, 2004 and 2003, respectively, and were classified as trade payables on the Company’s consolidated balance sheet.

Restricted cash

As part of the settlement with the U.S. Equal Employment Opportunity Commission (“EEOC”), the Company is required to place certain amounts on deposit in a financial institution for the Class Fund and Leadership Development Fund.  The total amount included in restricted cash related to the settlement with the EEOC was $8.7 million as of December 31, 2004 (see Note 17).  Additionally, the Company has certain requirements related to security deposits that are restricted from withdrawal for a specified timeframe and therefore are classified as restricted cash (see Note 11).

Short-term investments and marketable securities

At December 31, 2004 and 2003, the Company had short-term investments in commercial paper, certificates of deposits, U.S. Treasury Bills and tax exempt municipal bonds with a carrying value of $587,000 and $543,000, respectively.  All outstanding securities at December 31, 2004 mature in less than one year.  The Company invests primarily in high-grade marketable securities.  All marketable securities are designated as available-for-sale securities.  Unrealized holding gains or temporary losses have been recorded by the Company as a component of other comprehensive income and loss at each balance sheet date.  As such, changes in the fair value of available for sale securities, net of deferred taxes, are excluded from income and presented in the stockholders’ equity section of the balance sheet as a component of accumulated other comprehensive loss.  As of December 31, 2004 and 2003, these investments are stated at cost, which approximates fair value.

Trade receivables

Management establishes an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables.  Management considers many factors, including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors and transactions that might impact collectibility.  Trade receivables include disbursements made by EGL on behalf of its customers for transportation costs and customs duties.  As the billings to customers for these disbursements may be several times the amount of revenues and fees derived from these transactions and are not recorded as revenues and expenses on the Company’s statement of operations, the inability to collect such amounts could result in losses greater than the revenues recognized when such amounts were believed to be collectible.  The Company does not charge interest on its trade receivables.  Trade receivables are written off after all collection efforts have been exhausted.

Property and equipment

Property and equipment are stated at cost.  The cost of property held under capital leases is equal to the lower of the net present value of the minimum lease payments or the fair value of the leased property at the inception of the lease.  Depreciation is computed principally by the straight-line method at rates based on the estimated useful lives of the various classes of property.  Estimates of useful lives are based upon a variety of factors including durability of the asset, the amount of usage that is expected from

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

the asset, the rate of technological change and the Company’s business plans for the asset.  Should the Company change its plans with respect to the use and productivity of property and equipment, it may require a change in the useful life of the asset or the Company may incur a charge to reflect the difference between the carrying value of the asset and the proceeds expected to be realized upon the asset’s sale or abandonment.  Expenditures for maintenance and repairs are expensed as incurred and significant major improvements are capitalized.

Computer software

Certain costs related to the development or purchase of internal-use software during the application development stage are capitalized and amortized over the estimated useful life of the software.  The following types of costs incurred during the application development stage are capitalized: (a) external direct costs of materials and services consumed in developing or obtaining internal-use software, (b) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use software project, (c) interest costs incurred in developing software for internal use, and (d) costs to develop or obtain software that allows for access or conversion of old data into new systems.  Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of a software development project are expensed as incurred.  Upon retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

The Company has incurred substantial costs during 2004, 2003 and 2002 related to a number of information systems projects that were being developed during that time period.  Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems.  Management believes that all projects capitalized at December 31, 2004 will be successfully completed and will result in benefits recoverable in future periods.

Interest capitalization

The Company is in the process of developing several computer systems for future use.  Interest associated with these assets is capitalized and included in the cost of the asset.  The amount capitalized is calculated based upon the Company’s current incremental borrowing rate and was $1.1 million, $1.5 million and $986,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Financing receivables

The Company, through one of its subsidiaries, leases trucks obtained from third party manufacturers to its owner operators and other third parties.  The financing receivables represent sales-type or direct-financing leases with terms from three to five years generally collateralized by a security interest in the underlying asset.  Income produced by sales-type and direct-financing leases is recognized on the accrual basis under the effective interest method.

Real estate leases

The Company leases facilities and office space under operating leases.  Certain lease agreements contain rent holiday and/or rent escalation clauses.  For scheduled rent escalation clauses and rent holidays during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Debt issuance costs

The Company capitalizes direct costs incurred to issue debt or modify debt agreements.  These costs are deferred and amortized to interest expense over the term of the related debt or credit facility agreement.

Goodwill and other intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair value of assets and liabilities included in a business combination, and therefore, indirectly affected by management’s estimates and judgments.  In 2002, the Company adopted the provisions of SFAS No. 141, “Business Combinations” (SFAS 141), and SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Effective January 1, 2002, the Company no longer amortizes goodwill and indefinite lived intangible assets but instead tests for impairment at least annually or whenever circumstances indicate a possible impairment.  Finite-lived intangible assets are amortized over the period of expected benefit.

SFAS 142 requires that goodwill be tested for impairment using a two-step approach; annually and when certain circumstances occur.  The first step is used to identify potential impairment by calculating a “fair value” of the reporting unit.  The Company’s reporting units for the purpose of SFAS 142 are its geographic divisions which are:  North America, Europe and Middle East, South America and Asia and South Pacific.  The calculated fair value amount in step one is then compared to the carrying amount of the reporting unit including goodwill.  If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required.  If the estimated fair value is less than the carrying value of the assets, a prescribed step two calculation is required to determine the amount of impairment to be recorded in the Company’s statement of operations.

The Company performed the step one analysis under SFAS 142 to test for goodwill impairment in the second quarter of 2002 for its initial test and selected October 31 for its annual test date.  The Company’s required assessments of goodwill related to each of its reporting units under step one of SFAS 142 did not indicate an impairment as of the initial test date, October 31, 2004 or 2003; therefore step two was not required at any of the testing dates.  The estimated fair value calculated and referred to above is an estimate based upon a number of assumptions.  The actual fair value of each reporting unit may vary significantly from its estimated fair value.

Impairment of assets

The Company evaluates fixed assets for impairment if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in the determination as to whether an event or circumstance has occurred that may trigger an impairment analysis and in the determination of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and substantial judgment in the selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Revenue recognition

Domestic revenues and most domestic operating costs are recognized when shipments are picked up from the customer.  International revenues and freight consolidation costs are recognized in the period when shipments are tendered to a carrier for transport to a foreign destination.  This is one of the permissible methods under Emerging Issues Task Force (EITF) Issue No. 91-9, “Revenue and Expense Recognition for Freight Services in Process.”  This method generally results in recognition of revenues and gross profit earlier than methods that do not recognize revenues until a proof of delivery is received.  Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services.  Revenues recognized as an indirect air carrier or an ocean freight consolidator includes the direct carrier’s charges to EGL for carrying the shipment.  Revenues recognized in other capacities includes only the commission and fees received.  In January 2002, EITF Issue No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred” was effective for EGL.  This issue clarified certain provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and among other things established when reimbursements are required to be shown gross as opposed to net.  The Company reports the costs of certain reimbursed incidental activities on a gross basis in revenues and cost of transportation.

The Company derives its revenues from three principal sources:  air freight forwarding, ocean freight forwarding, and customs brokerage, import and logistics services.

Air and Ocean Freight Forwarding

As primarily a non-asset based carrier, the Company does not own transportation assets.  Instead, the Company generates the majority of its air and ocean freight revenues by purchasing transportation services from direct (asset-based) carriers and reselling those services to its customers as an indirect carrier.  Additionally, the Company generates air freight and ocean freight forwarding revenues to a lesser extent as an authorized cargo sales agent.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

Stock-based compensation

At December 31, 2004, the Company has seven stock-based employee compensation plans under which stock-based awards have been granted.  The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.  The intrinsic value method used by the Company generally results in no compensation expense being recorded related to stock option grants made by the Company because those grants are typically made with option exercise prices equal to fair market value at the date of option grant.  The application of the alternative fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee’s rights in the options vest.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands)
Net income as reported	$ 50,878	$ 23,945	$ 9,434
Add: Total stock-based compensation expense included in net income	275	18	387
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,691)	(3,936)	(5,967)
Pro forma net income	$ 48,462	$ 20,027	$ 3,854

Earnings per share:
Basic – as reported	$ 1.11	$ 0.51	$ 0.20
Basic – pro forma	1.06	0.42	0.08
Diluted – as reported	1.05	0.50	0.20
Diluted – pro forma	1.01	0.42	0.08

The weighted-average fair values of options granted during 2004, 2003 and 2002 were $17.69, $5.47 and $5.97, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with no assumed dividend yield and the following weighted average assumptions used for grants:

	Twelve Months Ended December 31,
	2004	2003	2002
Expected volatility	29.97%	29.67%	51.09%
Risk-free interest rate	3.43%	2.88%	3.70%
Expected life of option (years)	5.68	5.33	4.56

Provision for income taxes

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

Comprehensive income (loss)

In addition to net income, comprehensive income (loss), includes, as applicable, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities, the effects of qualifying hedging activities and changes in stockholders’ equity that are not the result of transactions with stockholders.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Accumulated other comprehensive loss consists of the following:

	As of December 31,
	2004	2003
	(in thousands)
Cumulative foreign currency translation adjustment	$ (10,583)	$ (16,239)
Minimum pension liability adjustment, net of tax	(1,970)	(3,362)
Unrealized gain on marketable securities, net	30	-
	$ (12,523)	$ (19,601)

Fair value of financial instruments

The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 2004 and 2003.  However, ready trading markets do not exist for all of these items and considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that EGL could realize in a current market exchange.  The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values.  Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 2004.  Current estimates of fair value may differ significantly from the amounts presented.  The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, restricted cash, short-term investments and marketable  securities.  The carrying amount approximates fair value because of the short maturity of those instruments.

Debt.  The fair value of the Company’s convertible subordinated notes was estimated based upon an indicative price quotation of the notes on the balance sheet dates.  An indicative price quotation includes a bid and offer price provided by a market maker for the purpose of evaluation or information.  The Company’s other debt approximates fair value as most of the Company’s notes payable have variable interest rates or are repaid over a very short maturity schedule.

Foreign currency forward contracts.  The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate.  Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date.  The fair value of foreign currency forward contracts as of December 31, 2004 and 2003 is insignificant.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The carrying amounts and estimated fair values of financial instruments (assets and liabilities) are as follows:

	Carrying Amount as of December 31,		Estimated Fair Value as of December 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
		(in thousands)
Cash and cash equivalents	$ 92,918	$ 94,099	$ 92,918	$ 94,099
Restricted cash	17,004	13,567	17,004	13,567
Short-term investments and marketable securities	587	543	587	543
Convertible subordinated notes	-	100,000	-	117,313
Debt	32,178	27,424	32,178	27,424

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

Concentration of credit risk

The Company’s customers include retailing, wholesaling, manufacturing, electronics and telecommunications companies, as well as international agents throughout the world.  Management believes that concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographic regions.  The Company performs ongoing credit evaluations of its customers to minimize credit risk and generally does not obtain collateral for trade receivables.  The Company’s investment policies restrict investments to low-risk, highly liquid securities and the Company performs periodic evaluations of the relative credit standing of the financial institutions with which it deals.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

The Company uses derivative financial instruments primarily to reduce its exposure to fluctuations in foreign currency exchange rates.  The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure when it is entered into, as well as the risk, management objectives and strategies for undertaking the hedge transaction.  Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities.  The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of operations as the underlying exposure being hedged.  The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.  The ineffective portion of a derivative instrument’s change in fair value is recognized in earnings.

New accounting pronouncements

In December 2003, the FASB revised Statement of Financial Accounting Standards No. 132R, “Employers’ Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88 and 106” (SFAS 132R).  SFAS 132R expanded the disclosure requirements for benefit plans to include information describing the types of plan assets, investment strategy, measurement date(s), plan obligations, cash flows, and components of net periodic benefit cost recognized during interim periods.  Most of the additional disclosures required by SFAS 132R were effective for annual periods ending after December 31, 2003 and interim periods beginning after December 31, 2003, except for annual disclosures for foreign plans, in which annual disclosures were effective for periods ending after June 15, 2004.  All of the Company’s defined benefit plans are foreign plans and, accordingly, the Company has included disclosures required by SFAS 132R in these consolidated financial statements.

In March 2004, the Emerging Issues Task Force issued Statement No. 03-06, or EITF 03-06, "Participating Securities and the Two-Class Method under Financial Accounting Standards Board Statement No. 128, Earnings Per Share." EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The Statement also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 was effective for fiscal periods beginning after March 31, 2004.  The adoption of EITF 03-06 did not have an impact on the Company’s computation of earnings per share for any period presented.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation.” (SFAS 123)

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged.  In addition, SFAS 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition alternatives include prospective and retrospective adoption methods, prior periods may be restated either as the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects the adoption of SFAS 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows.  The Company has not determined the method of adoption or the effect of adopting SFAS 123R.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (FSP 109–2), “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability. FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The Company has not yet determined if it intends to repatriate foreign earnings under the provisions in the Act.  Thus, the Company’s consolidated financial statements do not reflect a provision for taxes related to this election.  Any such repatriation under the Act must occur by December 31, 2005.  The range of any reasonable amount of repatriation is not available at this time.  The maximum amount as prescribed in the Act is $500 million.  The Company’s evaluation of the effect of the election is expected to be completed by the end of the second quarter of 2005.

Note 2 – Restatement of previously issued financial statements

The Company restated its historical financial statements for 2002, 2003 and the first three quarters of 2004 to reflect adjustments to retained earnings beginning January 1, 2002 and the historical financial statements for the first three quarters of 2004 to reflect adjustments to net income during each of those quarters.  The adjustments are comprised primarily of the following items:

Deferred income taxes for unrepatriated earnings of certain foreign entities.  The Company determined that it had understated deferred tax liabilities related to unrepatriated earnings of certain foreign operations for periods prior to January 1, 2002.  The Company had previously disclosed in a current report on Form 8-K on March 8, 2005, that these adjustments reduced retained earnings as of January 1, 2002 by $4.0 million.  However, further analysis led to an additional adjustment of $2.6 million.  These adjustments in total reduced retained earnings as of January 1, 2002 by $6.6 million and increased noncurrent deferred income tax liabilities for each of the periods restated.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Recognition of straight-line rent expense when the lease term in a real estate operating lease contains a period when there are free or reduced rents (commonly referred to as “rent holidays”) and scheduled rent increases.  The Company historically had not been recognizing the rent expense on a straight-line basis over the term of the operating lease for certain of its facility leases.  These adjustments reduced retained earnings as of January 1, 2002 by $0.9 million, increased net income for the nine months ended September 30, 2004 by $0.5 million, increased accrued selling, general and administrative expenses and liabilities by $1.5 million as of December 31, 2002 and 2003 and by $775,000, $690,000 and $664,000 as of March 31, 2004, June 30, 2004 and September 30, 2004, respectively.

Reconciliation of various account balances.  With respect to the Company’s operations in Mexico, account reconciliation adjustments for errors reduced retained earnings as of January 1, 2002 by $1.6 million, cash and cash equivalents by $1.8 million, other receivables by $620,000 and increased accrued salaries and related costs by $59,000 and accrued selling, general and administrative expenses and other liabilities by $104,000.  Other than Mexico, adjustments to correct account balances increased net income for the nine months ended September 30, 2004 by $1.3 million and affected various accounts within the Company’s consolidated balance sheets as detailed in the tables below.

Reclassification adjustments.  The Company determined certain revenues and costs of transportation classifications within the U.S. and certain international locations were not in accordance with its revenue recognition policy with regards to reporting revenues and costs when the Company acts as an indirect carrier versus an authorized cargo sales agent.  For 2002 and 2003, the Company’s revenues and costs of transportation were reduced by $26.4 million and $28.3 million, respectively.  For the nine months ended September 30, 2004, revenues and costs of transportation were reduced by $5.4 million.  The reclassification had no effect on net revenues, operating income or net income.  In addition, certain amounts were reclassified on the consolidated balance sheets as of December 31, 2002 and 2003 and March 31, 2004 related to reclassifying minority interest to goodwill for the Company’s buyout of a minority interest partner in Thailand completed in 2001, netting of income tax receivables by tax jurisdictions and reclassifying current and long-term portions of certain liabilities.

The restatement had no impact on our consolidated statement of operations or net cash flows from operating, investing and financing activities in the consolidated statements of cash flows for the years ended December 31, 2002 and 2003.  The effect of the restatement on the Company’s previously reported consolidated balance sheets as of December 31, 2002 and 2003 is as follows:

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	As of December 31, 2002
	As previously reported	Restatement adjustments	Reclassification adjustments	Restated
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 111,477	$ (1,817)	$ -	$ 109,660
Other receivables	13,213	(620)	-	12,593
Total current assets	546,523	(2,437)	-	544,086
Goodwill	81,881	-	(1,207)	80,674
Total assets	845,718	(2,437)	(1,207)	842,074
Accrued salaries and related costs	31,218	59	-	31,277
Income taxes payable	2,471	(1,272)	-	1,199
Accrued selling, general and administrative expenses and other liabilities	58,981	1,647	-	60,628
Total current liabilities	339,570	434	-	340,004
Deferred income taxes	3,720	6,222	-	9,942
Total liabilities	460,325	6,656	-	466,981
Minority interests	8,852	-	(1,207)	7,645
Stockholders’ equity	376,541	(9,093)	-	367,448
Total liabilities and stockholders’ equity	845,718	(2,437)	(1,207)	842,074

	As of December 31, 2003
	As previously reported	Restatement adjustments	Reclassification adjustments	Restated
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 95,916	$ (1,817)	$ -	$ 94,099
Other receivables	19,453	(620)	-	18,833
Income tax receivable	2,349	-	1,012	3,361
Total current assets	614,254	(2,437)	`	612,829
Goodwill	96,209	-	(1,207)	95,002
Total assets	944,238	(2,437)	(195)	941,606
Accrued salaries and related costs	41,470	59	5	41,534
Current portion of long-term debt	11,322	-	1,695	13,017
Income taxes payable	269	(1,272)	1,012	9
Accrued selling, general and administrative expenses and other liabilities	56,729	1,647	(1,700)	56,676
Total current liabilities	384,618	434	1,012	386,064
Deferred income taxes	10,911	6,222	-	17,133
Long-term debt	111,865	-	2,542	114,407
Other noncurrent liabilities	15,448	-	(2,542)	12,906
Total liabilities	522,842	6,656	1,012	530,510
Minority interests	6,800	-	(1,207)	5,593
Stockholders’ equity	414,596	(9,093)	-	405,503
Total liabilities and stockholders’ equity	944,238	(2,437)	(195)	941,606

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Quarterly financial information (unaudited)

The effect of the restatement on the Company’s previously reported unaudited financial statements for the first three quarters of 2004 is as follows:

	As of March 31, 2004
	As previously reported	Restatement adjustments	Reclassification adjustments	Restated
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 90,220	$ (1,817)	$ -	$ 88,403
Other receivables	19,905	56	-	19,961
Other current assets	28,512	(463)	-	28,049
Total current assets	606,573	(2,224)	-	604,349
Property and equipment, net	165,867	(68)	-	165,799
Goodwill	96,496	-	(1,207)	95,289
Other assets, net	26,450	191	-	26,641
Total assets	938,699	(2,101)	(1,207)	935,391
Trade payables and accrued transportation costs	282,420	(331)	-	282,089
Accrued salaries and related costs	42,299	59	33	42,391
Current portion of long-term debt	19,755	19	-	19,774
Income taxes payable	507	(398)	-	109
Accrued selling, general and administrative expenses and other liabilities	61,209	(160)	(33)	61,016
Total current liabilities	411,689	(811)	-	410,878
Deferred income taxes	10,726	6,222	-	16,948
Long-term debt	112,975	103	-	113,078
Other noncurrent liabilities	12,904	168	-	13,072
Total liabilities	548,294	5,682	-	553,976
Minority interest	6,892	-	(1,207)	5,685
Stockholders’ equity	383,513	(7,783)	-	375,730
Total liabilities and stockholders’ equity	938,699	(2,101)	(1,207)	935,391

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	Three Months Ended March 31, 2004
	As previously reported	Restatement adjustments	Reclassification adjustments	Restated
	(in thousands)
Selected Consolidated Statement of Operations Data:
Revenues	$ 585,959	$ 38	$ (1,442)	$ 584,555
Costs of transportation	385,586	(330)	(1,442)	383,814
Net revenues	200,373	368	-	200,741
Personnel costs	114,122	92	-	114,214
Other selling, general and administrative expenses	74,803	(1,879)	-	72,924
Operating income	11,448	2,155	-	13,603
Nonoperating income (expense), net	(972)	30	-	(942)
Income before provision for income taxes	10,476	2,185	-	12,661
Provision for income taxes	4,495	874	-	5,369
Net income	5,981	1,311	-	7,292
Basic earnings per share	0.13	0.02	-	0.15
Diluted earnings per share	0.13	0.02	-	0.15

	Three Months Ended March 31, 2004
	As previously reported	Restatement adjustments	Restated
	(in thousands)
Selected Consolidated Cash Flow Data:
Net cash provided by operating activities	$ 35,890	$ (92)	$ 35,798
Net cash used in investing activities	(8,338)	92	(8,246)

	As of June 30, 2004
	As previously reported	Restatement adjustments	Restated
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 71,675	$ (1,817)	$ 69,858
Other receivables	18,943	350	19,293
Other current assets	25,828	(295)	25,533
Total current assets	631,150	(1,762)	629,388
Property and equipment, net	170,461	412	170,873
Other assets, net	27,041	826	27,867
Total assets	983,650	(524)	983,126
Trade payables and accrued transportation costs	315,324	(679)	314,645
Accrued salaries and related costs	50,048	77	50,125
Current portion of long-term debt	24,305	273	24,578
Income taxes payable	2,907	545	3,452
Accrued selling, general and administrative expenses and other liabilities	64,341	(1,917)	62,424
Total current liabilities	459,615	(1,701)	457,914
Deferred income taxes	12,362	6,222	18,584
Long-term debt	109,487	1,241	110,728
Other noncurrent liabilities	18,469	82	18,551
Total liabilities	599,933	5,844	605,777
Stockholders’ equity	383,098	(6,368)	376,730
Total liabilities and stockholders’ equity	983,650	(524)	983,126

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	Three Months Ended June 30, 2004
	As previously reported	Restatement adjustments	Reclassification adjustments	Restated
	(in thousands)
Selected Consolidated Statement of Operations Data:
Revenues	$ 641,058	$ 62	$ (3,807)	$ 637,313
Cost of transportation	432,397	(348)	(3,807)	428,242
Net revenues	208,661	410	-	209,071
Personnel costs	115,768	(201)	-	115,567
Other selling, general and administrative expenses	79,614	(1,715)	-	77,899
Operating income	13,279	2,326	-	15,605
Nonoperating income (expense), net	6,731	32	-	6,763
Income before provision for income taxes	20,010	2,358	-	22,368
Provision for income taxes	7,304	943	-	8,247
Net income	12,706	1,415	-	14,121
Basic earnings per share	0.28	0.03	-	0.31
Diluted earnings per share	0.27	0.03	-	0.30

	Six Months Ended June 30, 2004
	As previously reported	Restatement adjustments	Restated
	(in thousands)
Selected Consolidated Cash Flow Data:
Net cash provided by operating activities	$ 57,263	$ 109	$ 57,372
Net cash used in investing activities	(33,464)	(109)	(33,573)

	As of September 30, 2004
	As previously reported	Restatement adjustments	Restated
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$ 96,695	$ (1,817)	$ 94,878
Other receivables	21,146	743	21,889
Other current assets	35,129	(138)	34,991
Total current assets	730,656	(1,212)	729,444
Property and equipment, net	172,171	945	173,116
Other assets, net	27,072	1,794	28,866
Total assets	1,045,078	1,527	1,046,605
Trade payables and accrued transportation costs	331,772	(944)	330,828
Accrued salaries and related costs	55,793	59	55,852
Current portion of long-term debt	15,644	471	16,115
Income taxes payable	10,835	(79)	10,756
Accrued selling, general and administrative expenses and other liabilities	71,924	388	72,312
Total current liabilities	488,765	(105)	488,660
Deferred income taxes	11,555	6,222	17,777
Long-term debt	109,501	2,064	111,565
Other noncurrent liabilities	19,042	650	19,692
Total liabilities	628,863	8,831	637,694
Stockholders’ equity	415,666	(7,304)	408,362
Total liabilities and stockholders’ equity	1,045,078	1,527	1,046,605

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	Three Months Ended September 30, 2004
	As previously reported	Restatement adjustments	Reclassification adjustments	Restated
	(in thousands)
Selected Consolidated Statement of Operations Data:
Revenues	$ 719,536	$ 52	$ (171)	$ 719,417
Costs of transportation	493,927	(264)	(171)	493,492
Net revenues	225,609	316	-	225,925
Personnel costs	126,845	(290)	-	126,555
Other selling, general and administrative expenses	73,348	2,197	-	75,545
Operating income	25,416	(1,591)	-	23,825
Nonoperating income (expense), net	3,091	29	-	3,120
Income before provision for income taxes	28,507	(1,562)	-	26,945
Provision (benefit) for taxes	10,995	(625)	-	10,370
Net income	17,512	(937)	-	16,575
Basic earnings per share	0.39	(0.02)	-	0.37
Diluted earnings per share	0.36	(0.02)	-	0.34

	Nine Months Ended September 30, 2004
	As previously reported	Restatement adjustments	Restated
	(in thousands)
Selected Consolidated Cash Flow Data:
Net cash provided by operating activities	$ 43,092	$ 399	$ 43,491
Net cash used in investing activities	3,495	(399)	3,096

Note 3 – Air Transportation Safety and System Stabilization Act

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 4 – Business combinations

The Company purchased certain freight forwarders to expand business or enter new markets and bought out minority interests to obtain full control of its subsidiaries.

2002 acquisition

During the year ended December 31, 2002, the Company purchased the outside ownership of its affiliate in Argentina.  Prior to the acquisition, the Company owned 50% of this entity and accounted for it under the equity method for financial reporting purposes.  The Company also entered into a joint venture agreement with one of its partners in China.  In 2002, the Company owned 70% of this entity.  The purchase consideration for these two acquisitions consisted of approximately $216,000 in cash and $603,000 in notes payable.  These acquisitions added to the Company’s consolidated balance sheet approximately $603,000 in goodwill and $236,000 in intangible assets.

2003 acquisitions

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

In April 2003, the Company acquired substantially all of the operating assets of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida.  Aggregate consideration for the acquisition totaled $23.7 million, comprised of $13.7 million in cash and notes payable of $10.0 million in the aggregate.  The first installment of $5.0 million was paid in April 2004 and the final installment of $5.0 million will be paid in April 2005.  The purchase agreement for the acquisition provided for additional contingent two-year earnout payments of up to $8.0 million in the aggregate if certain post-acquisition performance criteria are achieved.  The acquisition added to the Company’s consolidated balance sheet approximately $11.8 million in intangible assets, $11.7 million in goodwill and $288,000 in net tangible assets.

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

2004 acquisitions

The Company acquired the outside ownership of one of its affiliates in France effective January 1, 2004.  Prior to the acquisition, the Company owned 50.7% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $10.2 million in cash, which included approximately $3.2 million to settle the minority interest liability and approximately $480,000 for a trademark license agreement,

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

$951,000 for a non-compete agreement and $830,000 for an exclusive agency agreement, effective through April 2007.

In June 2004, the Company acquired the outside ownership of its affiliates in Spain and Portugal from the former Chief Executive Officer of Circle International Group, Inc. (Circle).  Prior to the acquisition, the Company owned 51% of these entities and consolidated them for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $6.0 million in cash, which included approximately $1.9 million to settle the minority interest liability and $705,000 for a non-compete agreement.

The Company recognized $8.1 million in goodwill and $3.0 million in intangible assets in connection with these acquisitions.

The Company recorded each of the acquisitions above using the purchase method of accounting, with the related results of operations being included in the Company’s consolidated financial statements from the date of acquisition forward.  The pro-forma effect on revenues and net income of the Company assuming these acquisitions were consummated at January 1, 2003 would have been immaterial.

Earnout payments

During the years ended December 31, 2004, 2003 and 2002, the Company made earnout payments totaling $3.3 million, $600,000 and $865,000, respectively, for acquisitions completed in prior years.  As of December 31, 2004, the Company has future contingent payments totaling $4.0 million related to its acquisitions of MIF.  Contingent payments for acquisitions are accounted for as adjustments to goodwill and are recorded at the time that the amounts of the payments are determinable by the Company.

Note 5 – Property and equipment

Property and equipment consist of the following:

	Estimated useful lives	As of December 31,
		2004	2003
		(in thousands)
Land		$ 11,072	$ 10,537
Information systems	1 to 8 years	112,314	91,022
Buildings and improvements	5 to 39 years	99,929	96,453
Equipment and furniture	3 to 7 years	140,744	134,491
		364,059	332,503
Less – accumulated depreciation		185,841	168,465
		$ 178,218	$ 164,038

Depreciation expense for 2004, 2003 and 2002 was $32.0 million, $29.4 million and $30.4 million, respectively.

The Company is in the process of developing and implementing replacement computer system solutions for its operational, human resources and financial systems.  As of December 31, 2004 and 2003, the information systems balances above include approximately $33.4 million and $28.8 million, respectively, of capitalized costs for software not placed in service.  During the year ended December 31,

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

2004, the Company capitalized $18.5 million of internally-developed software and placed $13.9 million of internally-developed software in service.  Software development costs are not depreciated until the software is placed into service.  Accumulated depreciation for information systems as of December 31, 2004 and 2003 was $39.0 million and $31.7 million, respectively.

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

In December 2002, the Company was required to pay the lease balance and related interest of $15.5 million under a synthetic lease agreement entered into during 1998 by Circle.  This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York.  The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease.  As of December 31, 2004 and 2003, the carrying value of the land and property is included in property and equipment on the consolidated balance sheet.

In addition, in June 2003, the Company consolidated its Boston, Massachusetts facilities, vacating one facility.  In September 2003, the Company sold the vacated property for $2.2 million and recognized a gain of $1.4 million.

Note 6 – Financing receivables

The Company is currently one of four partners in Ashton Leasing Company (Ashton), which is a limited liability company.  Ashton allows the Company to facilitate the procurement of truck leases for third party owner/operators, who could not readily obtain a lease on their own.  In addition to owner/operators referred by the Company, Ashton also deals with owner/operators that work with third party trucking companies.  During the fourth quarter of 2003, the Company began consolidating Ashton’s financial results due to the adoption of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R provides that if an entity is the primary beneficiary of a Variable Interest Entity (VIE), the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements.  Based on the guidance in FIN 46R, the Company concluded that Ashton is a VIE and the Company is the primary beneficiary of Ashton’s expected cash flows.  Prior to consolidating Ashton’s financial results, the Company’s investment in Ashton was accounted for under the equity method because the Company historically did not exercise control over Ashton.  Accordingly, the consolidation of Ashton had no impact on the Company’s net income or earnings per share.

For the year ended December 31, 2003 the related results of Ashton had been considered immaterial to the Company’s overall financial results and as such were incorporated without separate disclosures.  As the volume of Ashton’s leasing activities increased throughout 2004, separate disclosures have been made.

The financing receivables represent sales-type and direct-financing leases resulting from the marketing of trucks obtained from third party manufacturers.  These receivables typically have terms from three to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases.  The components of net financing receivables, which are included in other current receivables and other assets, were as follows:

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

As of December 31, 2004
(in thousands)
Minimum lease payments receivable	$ 13,116
Unearned income	(5,125)

Financing receivables, net	7,991
Less current portion	(1,727)

Amounts due after one year, net	$ 6,264

Scheduled maturities of Ashton's minimum lease payments receivable are as follows at December 31, 2004:

Twelve Months Ended December 31,	Minimum lease payments receivable
(in thousands)
2005	$ 3,143
2006	3,132
2007	2,969
2008	2,791
2009	1,081
Total	$ 13,116

Equipment leased to customers under operating leases are offset by comparable operating leases with third party manufacturers. Minimum future rentals on non-cancelable operating leases related to leased equipment are as follows at December 31, 2004:

Twelve Months Ended December 31,	Minimum future rentals on non-cancelable operating leases
(in thousands)
2005	$ 62
2006	61
2007	40
2008	-
2009	-
Total	$ 163

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 7 – Goodwill and other intangible assets

The carrying amounts of goodwill by geographic division as of December 31, 2004 and 2003 and changes in goodwill during the years ended December 31, 2004 and 2003 are as follows:

	North America	South America	Europe & Middle East	Asia & South Pacific	Consolidated
	(in thousands)
Balance at January 1, 2003	$ 50,275	$ 1,384	$ 9,450	$ 19,565	$ 80,674
Goodwill acquired during the year	11,661	593	333	-	12,587
Effect of exchange rate changes on goodwill	86	446	981	228	1,741
Balance at December 31, 2003	62,022	2,423	10,764	19,793	95,002

Goodwill acquired during the year	3,200	-	8,054	91	11,345
Effect of exchange rate changes on goodwill	39	163	1,493	428	2,123
Balance at December 31, 2004	$ 65,261	$ 2,586	$ 20,311	$ 20,312	$ 108,470

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

At December 31, 2004 and 2003, the carrying amount of accumulated amortization of goodwill was $17.6 million and $17.0 million respectively.  The change in the balance in accumulated amortization from 2003 to 2004 is solely due to exchange rate changes.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Intangible assets are included in other assets, net on the consolidated balance sheets.  Intangible assets are as follows:

		As of December 31, 2004		As of December 31, 2003
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		(in thousands)
Intangible assets subject to amortization:
Customer lists	7 years	$ 8,163	$ (2,320)	$ 8,062	$ (1,101)
Noncompetition agreements	4 years	5,284	(2,918)	2,911	(1,600)
Exclusive agency agreement	3 years	841	(252)	-	-
Trademark license	3 years	542	(122)	-	-
Proprietary software	2 years	69	(60)	69	(26)
Agent network	5 years	1,400	(490)	1,400	(210)
Total	5 years	16,299	(6,162)	12,442	(2,937)
Intangible asset not subject to amortization:
Trade name		3,300	-	3,300	-
Total		$ 19,599	$ (6,162)	$ 15,742	$ (2,937)

Aggregate amortization expense for 2004, 2003 and 2002 was $3.1 million, $1.8 million and $164,000, respectively.  The following table shows the estimated future amortization expense for the next five years:

Twelve Months Ended December 31,	Estimated Future Expense
(in thousands)
2005	$ 3,189
2006	2,530
2007	1,918
2008	1,190
2009	1,085
Thereafter	225
$ 10,137

Note 8 – Investments in unconsolidated affiliates

TDS

In August 2004, the Company sold its noncontrolling equity investment in TDS Logistics, Inc. (TDS) to an unrelated party for approximately $51.4 million in cash.  The Company received approximately $45.3 million of the sale proceeds in August 2004 and an additional $557,000 in January 2005.  The remaining $5.5 million of the sale proceeds are being held in escrow subject to the resolution of certain contingencies.  The sale resulted in a gain of approximately $5.9 million, which is included in non-operating income in the Company’s condensed consolidated statement of operations and excludes the sale proceeds held in escrow.  As a result of the sale, the Company was released as guarantor of a letter of credit and terminated a $2.0 million standby letter of credit for TDS.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Miami Air

In May 2004, the Company sold its noncontrolling equity investment in Miami Air to an unrelated party for approximately $6.7 million in cash.  In conjunction with Miami Air’s deteriorating financial condition and liquidity issues, the Company had written off its investment in Miami Air in the first quarter of 2002.  The sale resulted in a gain of $6.7 million, which is included in nonoperating income in the condensed consolidated statement of operations.  As a result of the sale, the Company was released as guarantor of Miami Air’s letter of credit and terminated a $3.0 million standby letter of credit for Miami Air.  The Company no longer has a relationship with Miami Air.

Note 9 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts:

	December 31,
	2004	2003
	(in thousands)
General and administrative expense accruals	$ 28,949	$ 20,199
Accrued professional fees	23,723	15,189
Other current liabilities	15,029	10,934
Insurance payable	7,161	5,797
Other accrued taxes	6,958	4,557
Vacant facilities accruals	2,525	6,474
Total	$ 84,345	$ 63,150

Note 10 – Debt

Debt consist of the following amounts:

	As of December 31,
	2004	2003
	(in thousands)
Convertible subordinated notes	$ -	$ 100,000
Borrowings on international credit facilities	8,953	1,503
Notes payable to sellers	5,600	11,000
Financial insurance premiums	-	3,846
Financed software licenses and maintenance	3,366	4,237
Financed vehicles	9,821	2,633
Mortgage payable	1,347	1,400
Other debt	3,091	2,805
Total debt	32,178	127,424

Current portion of debt	19,426	13,017
Long-term debt	$ 12,752	$ 114,407

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Future scheduled principal payments on debt are as follows (in thousands):

2005	$ 19,426
2006	4,793
2007	2,699
2008	2,959
2009 and thereafter	2,301

Total	$ 32,178

Convertible subordinated notes

In December 2001, the Company issued $100 million aggregate principal amount of 5% convertible subordinated notes due December 15, 2006.  Holders of the notes had the option of converting their notes into shares of common stock, par value $0.001 per share of the Company at a conversion price of $17.4335 per share, subject to certain adjustments.  On November 30, 2004, pursuant to the provisions of the Indenture dated as of December 7, 2001, the Company issued a redemption notice indicating that it was exercising its right to redeem on December 20, 2004 all of the outstanding notes.  The redemption price was equal to 101.25% of the outstanding principal amount on the redemption date, plus accrued interest up to but not including the redemption date.

As of December 17, 2004, all of the note holders had converted their notes into an aggregate of 5,736,074 shares of common stock.  The Company received no consideration upon conversion of the notes into shares of the Company’s common stock.  Unamortized deferred financing fees of $781,000 (net of $526,000 tax benefit) were converted to equity upon the conversion in December 2004.

Domestic credit facility

Effective September 16, 2004, the Company entered into a new unsecured $150 million revolving credit facility (Credit Facility).  The Credit Facility is with a syndicate of six financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on September 15, 2009.  The Credit Facility replaces a $100 million credit facility (Prior Credit Facility) that was to mature in December 2004.  Borrowings under the Credit Facility may be used to make dividends or share repurchases, working capital and capital expenditures, make permitted acquisitions and for general corporate purposes.  The Credit Facility contains a $75 million sub-facility for letters of credit.  The Company had $21.4 million in letters of credit outstanding and unused borrowing capacity of $128.6 million under the Credit Facility as of December 31, 2004.  Under the terms of the Credit Facility, the Company is not required to pledge assets as collateral.

Amounts outstanding under the Credit Facility are subject to varying rates of interest (using either the “LIBOR rate” or the “base rate,” each defined below) based on (i) the leverage ratio of consolidated net funded debt to EBITDA (as defined in the Credit Facility) and (ii) whether the loan is a Eurodollar loan or a base rate loan.  The “LIBOR rate” is equal to the rate determined by Bank of America, N.A. to be the British Bankers Association interest rate for deposits in U.S. dollars for a similar interest period (either one, two, three or six months, as selected by the Company).  The “base rate” is calculated as the higher of (i) the federal funds effective rate plus 0.5% and (ii) the annual rate of interest announced by Bank of America, N.A. as its “prime rate.”  The Company may borrow at the “prime rate” plus an applicable margin of up to 0.25% or at the “LIBOR rate” plus an applicable margin of 0.75% to 1.25%.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The Credit Facility contains covenants that are similar to, but generally less restrictive to the Company than, the covenants in the Company’s Prior Credit Facility.  These covenants include, among others:

-

a limitation on liens, mergers, consolidations, sales of assets and incurrence of secured indebtedness, subject to permitted exceptions;

-

restrictions on the use of proceeds, investments, transactions with affiliates and changing the Company’s principal business;

-

a limitation on paying dividends or purchasing or redeeming capital stock or prepaying indebtedness, subject to permitted exceptions;

-

a requirement that the Company maintain on a rolling four quarter basis a ratio of Net Funded Debt (as defined in the Credit Facility) to consolidated EBITDA (as defined in the Credit Facility) of not greater than 3.0 to 1.0 and

-

a requirement that the Company maintain on a rolling four quarter basis a ratio of consolidated EBIT (as defined in the Credit Facility) to consolidated interest charges of not less than 3.0 to 1.0.

The Credit Facility contains customary events of default.  If a default occurs and is continuing, the Company must repay all amounts outstanding under the Credit Facility.

The Prior Credit Facility with Bank of America, N.A. was terminated by the Company on September 15, 2004 in advance of its stated termination date without any early termination penalties.  Deferred financing fees of $1.3 million including $546,000 from the Prior Credit Facility are being amortized over five years as a component of interest expense.

International credit facilities and other debt

As of December 31, 2004, the Company had $13.5 million capacity on international credit facilities and $9.0 million outstanding against those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of MIF, which is payable in April 2005 and a note payable to the former owners of Thailand, which is payable in annual installments of $200,000 through 2008.  As of December 31, 2004, the Company has no amounts outstanding under financed insurance premiums; however the Company may finance future insurance premiums as they renew.  Financed software licenses and maintenance are payable in quarterly installments of approximately $561,000 each through April 2006.  Loans for financed vehicles are payable in monthly payments totaling approximately $167,000 through November 2009 and have implied interest rates averaging 6.4%.

Note 11 – Guarantees

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

arranges for payment of collect freight charges.  The Company also assists the importer in obtaining the most advantageous commodity classifications, qualifying for duty drawback refunds and arranges for surety bonds for importers.

The Company secures guarantees primarily by three methods:  a $75 million standby letter of credit subfacility discussed in Note 10, surety bonds and security time deposits, which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees issued in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of December 31, 2004, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $84.3 million.  Approximately $52.2 million of guarantees, customs bonds and borrowings against credit line guarantees were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $17.5 million which were recorded as liabilities on the Company’s consolidated balance sheet.

Note 12 – Income taxes

Sources of pretax income are summarized as follows:

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands)
Domestic	$ 54,368	$ 21,280	$ (10,543)
Foreign	34,215	17,236	25,659
Total	$ 88,583	$ 38,516	$ 15,116

Provision (benefit) for income taxes includes the following:

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands)
Current income tax expense (benefit):
U.S. federal	$ 15,148	$ 2,621	$ (4,460)
U.S. state	1,963	224	(532)
Foreign	11,058	7,314	9,509
	28,169	10,159	4,517

Deferred income tax expense (benefit):
U.S. federal	9,021	10,700	1,784
U.S. state	(1,218)	654	307
Foreign	1,733	(6,942)	(713)
	9,536	4,412	1,378
Total provision	$ 37,705	$ 14,571	$ 5,895

Taxes on income were different than the amount computed by applying the statutory income tax rate.  Such differences are summarized as follows:

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands)
Tax computed at statutory rate	$ 31,004	$ 13,481	$ 5,291
Increases (decreases) resulting from:
Foreign taxes	1,879	(9,160)	(184)
Valuation allowance	197	8,627	-
Other nondeductible items	769	599	658
State taxes on income, net of federal income tax effect	2,192	571	(146)
Other	1,664	453	276
Total provision	$ 37,705	$ 14,571	$ 5,895

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31, 2004		As of December 31, 2003
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Undistributed earnings of foreign subsidiaries and equity affiliates	$ -	$ (5,898)	$ -	$ (11,373)
Depreciation and amortization	-	(20,598)	-	(11,997)
Foreign tax credits and other federal credits	2,600	-	6,657	-
Foreign net operating losses	6,324	-	3,500	-
State net operating losses	4,427	-	5,127	-
Bad debts	2,638	-	2,339	-
Accrued liabilities	4,903	-	6,870	-
Other	5,761	-	4,705	-
Gross deferred tax assets (liabilities)	26,653	(26,496)	29,198	(23,370)
Less: valuation allowance	(8,824)	-	(8,627)	-
Net deferred tax assets (liabilities)	17,829	(26,496)	20,571	(23,370)
Reclassification, principally netting by tax jurisdiction	(7,075)	7,075	(6,237)	6,237
Net total deferred tax assets (liabilities)	10,754	(19,421)	14,334	(17,133)
Net current deferred tax assets	10,106	-	10,710	-
Net noncurrent deferred tax assets (liabilities)	$ 648	$ (19,421)	$ 3,624	$ (17,133)

Taxes on income include deferred income taxes on undistributed earnings (not considered permanently reinvested) of consolidated foreign subsidiaries, net of applicable foreign tax credits.  The Company does not provide for United States income taxes on certain specific foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  At December 31, 2004, cumulative earnings of consolidated foreign subsidiaries designated as permanently reinvested were approximately $50.6 million for which the related federal tax impact would approximate $9.2 million.

The Company also has generated excess foreign tax credits of approximately $2.6 million as of December 31, 2004 that expire in 2010, 2011 and 2012.  There was no valuation allowance established at December 31, 2004 for foreign tax credits, as management believes the foreign tax credits are more likely than not to be fully realized in the future based on current year utilization of foreign tax credits and management’s outlook for future utilization.  The American Jobs Creation Act of 2004 extended the carryforward period for foreign tax credits from five to ten years retroactive to the date of the generation

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

of the credit.  As a result, the Company’s credits that were generated in prior years have an additional five years of utilization available.

The Company has generated state and foreign net operating losses resulting in a deferred tax asset of approximately $10.8 million and $8.6 million as of December 31, 2004 and 2003, respectively.  These losses relate to various state and foreign jurisdictions and expire over a period of 2 to 17 years for state jurisdictions and an indefinite period for foreign jurisdictions.  The Company recorded tax valuation allowances for deferred tax assets related to state and foreign net operating losses carryforward in the amount of $8.8 million and $8.6 million in 2004 and 2003, respectively.  The Company generated additional foreign net operating losses of approximately $8.0 million during the year ended December 31, 2004, of which the tax effect is approximately $2.8 million.  These losses have been fully reserved.  The Company considers its historical performance, forecasted taxable income and other factors in determining the sufficiency of its valuation allowance.  Objective factors, such as current year and previous year net operating loss utilization, were given substantially more weight than management’s outlook for future utilization.  Management believes the Company will generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards before their expiration.

The components of the Company’s deferred tax asset and liabilities has been restated primarily to reflect an adjustment to the deferred tax liability for undistributed earnings of foreign subsidiaries as of January 1, 2002.  The components of the foreign net operating losses and valuation allowances for December 31, 2003 have also been adjusted to reflect the proper amount of the valuation allowances of foreign subsidiaries.

As a result of stock option exercises for the years ended December 31, 2004, 2003 and 2002 of non-qualified stock options to purchase an aggregate of 2.1 million, 324,000 and 72,000 shares of common stock, respectively, the Company is entitled to a federal income tax deduction of approximately $19.2 million, $1.4 million and $539,000, respectively, with a related reduction in its tax obligations of approximately $6.7 million, $474,000 and $198,000, respectively.  Accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable.  Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company’s ability to fully utilize such tax deductions.

The Company’s federal income tax returns from fiscal years 2000 to 2001 are currently subject to audit by the Internal Revenue Service.  Management believes the Company has filed such returns in accordance with applicable tax laws in effect at the time.  No revenue agent reports or final adjustments have been provided to the Company as of December 31, 2004 which would effect the financial statements.  However, there is no assurance that such audits will not result in future adjustments.

The Company is also subject to tax audits in certain of its foreign and domestic jurisdictions and management believes such returns have been filed in accordance with tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

Note 13 – Stockholders’ equity

Share repurchase program

In August 2002, the Company’s Board of Directors authorized the repurchase and retirement of up to $15.0 million of its outstanding common stock.  As of December 31, 2002, the Company had

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

repurchased and retired 920,200 shares for a total of $10.0 million under this authorization, which expired on December 8, 2002.

On February 25, 2004, the Company’s Board of Directors authorized the repurchase and retirement of up to $15 million of its outstanding common stock over the 120 days following adoption of the repurchase program (the Program).  On March 5, 2004, the Board of Directors approved an increase in the maximum value of shares to be repurchased from $15 million to up to $65 million and extended the Program to July 3, 2004.  The Company repurchased and retired 3.4 million shares at an average price of $17.37 per share for approximately $59.1 million under this authorization.

Treasury stock

During 2004, 2003 and 2002, 57,000, 54,000 and 89,000 shares, respectively, were reissued to satisfy obligations to issue common shares relating to the Company’s Employee Stock Purchase Plan (Note 14) and restricted stock awards.  As of December 31, 2004 and 2003, 926,000 and 983,000 shares, respectively, were held in treasury.  The Company accounts for treasury stock using the cost method.

Restricted stock

In January 2000, the Company agreed to issue 45,000 shares of restricted common stock to an employee.  The Company recorded these shares as unearned compensation of $1.9 million at the date of the award based on the quoted fair market value of the shares at the time the award was granted.  This amount was amortized over the three-year vesting period of the award.  In May 2004 and November 2003, the Company issued 14,000 shares and 11,000 shares, respectively, of restricted common stock to certain members of its Board of Directors.  The Company recorded these shares as unearned compensation of $315,000 and $185,000, respectively, at the date of the awards based on the quoted fair market value of the shares at the time the awards were granted.  These amounts are being amortized over the twelve-month vesting period of the awards.

In December 2004, the Company agreed to issue up to 75,000 shares of restricted common stock to its executive officers and other key employees.  The actual number of restricted shares granted will be based on whether the Company achieves certain annual earnings per share (EPS) targets for fiscal year 2005.  If the Company’s EPS does not meet or exceed the minimum threshold, then the executive officers will not receive any restricted shares.  If the Company’s EPS meets or exceeds the minimum threshold, then the executive officers and other key employees will receive restricted shares based on the level of the Company’s EPS.  If the Company meets or exceeds the minimum EPS threshold, then one-fifth of the restricted shares will vest in March 2006.  The remaining restricted shares will then vest in four equal installments in December of the years 2006 through 2009.  Upon vesting, the shares of common stock of the Company awarded as set forth above shall have no further restrictions.  The Company believes it is probable these shares will be issued.  Compensation expense for 2004 associated with this restricted stock grant was insignificant.

Preferred stock rights

On May 23, 2001, the Company’s Board of Directors declared a dividend of one right to purchase preferred stock (Right) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on June 4, 2001.  Each Right initially entitles the registered holder to purchase from the Company a fractional share consisting of one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, at a purchase price of $120 per fractional share, subject to adjustment.  The Rights generally will not become exercisable until ten days after a

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

public announcement that a person or group has acquired 15% or more of the Company’s common stock (thereby becoming an “Acquiring Person”) or the commencement of a tender or exchange offer that would result in an Acquiring Person (the earlier of such dates being called the “Distribution Date”).  James R. Crane, Chairman of the Board and Chief Executive Officer of EGL, will not become an Acquiring Person unless and until he and his affiliates become the beneficial owner of 49% or more of the common stock.  Rights will be issued with all shares of the Company’s common stock issued from the record date to the Distribution Date.  Until the Distribution Date, the Rights will be evidenced by the certificates representing the Company’s common stock and will be transferable only with the common stock.  Generally, if any person or group becomes an Acquiring Person, each Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter entitle its holder to purchase, at the Rights’ then current exercise price, shares of the Company’s common stock having a market value of two times the exercise price of the Right.  If, after there is an Acquiring Person, and the Company or a majority of its assets is acquired in certain transactions, each Right not owned by an Acquiring Person will entitle its holder to purchase, at a discount, shares of common stock of the acquiring entity (or its parent) in the transaction.  At any time until ten days after a public announcement that the rights have been triggered, the Company will generally be entitled to redeem the Rights for $0.01 and to amend the rights in any manner other than to change the redemption price.  Certain subsequent amendments are also permitted.  The Rights expire on June 4, 2011.

Note 14 – Employee benefit and stock option plans

Defined contribution plan

The Company maintains the EGL, Inc. 401(k) Plan (the EGL Plan) pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year.  During the years ended December 31, 2004 and 2002, the Company recorded charges of $800,000 and $1.0 million, respectively, each year related to discretionary contributions to this plan.  No charges were recorded for the EGL Plan during the year ended December 31, 2003 due to use of forfeitures.

Additionally, certain of the Company’s international subsidiaries have governmental or discretionary defined contribution plans with contribution rates ranging from 1.25% to 10.21% of eligible compensation.  For the years ended December 31, 2004, 2003 and 2002, the Company recorded charges of $1.8 million, $1.6 million and $1.4 million, respectively, related to discretionary and mandatory contributions to these plans.

Defined benefit plans

Certain of the Company’s international subsidiaries sponsor defined benefit pension plans covering certain full-time employees.  Benefits are based on the employee’s years of service and compensation.  The Company’s plans are funded in conformity with the funding requirements of applicable government regulations of the country in which the plans are located.  These foreign plans are not subject to the United States Employee Retirement Income Security Act of 1974.  Information for the Company’s defined benefit plans is provided below.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Benefit costs related to these plans consisted of the following:

	Year Ended December 31,
	2004	2003
	(in thousands)
Service cost	$ 2,047	$ 1,757
Interest cost	1,912	1,374
Expected return on plan assets	(1,750)	(1,187)
Net pension enhancement and curtailment/settlement expense	77	-
Amortization of unrecognized transition obligation/(asset)	(17)	(16)
Amortization of actuarial loss and prior service cost	455	308
Net benefit cost	$ 2,724	$ 2,236

Changes in the projected benefit obligations were as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Benefit obligation, beginning of period	$ 35,009	$ 24,614
Service cost	2,047	1,757
Interest cost	1,912	1,374
Actuarial loss	639	3,837
Payments to participants	(741)	(515)
Plan amendments	77	16
Foreign exchange rate changes	2,932	3,429
Other	405	497
Benefit obligation, end of period	$ 42,280	$ 35,009

Changes in benefit plan assets were as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Fair value, beginning of period	$ 24,277	$ 17,417
Actual return on plan assets	2,776	2,330
Contributions by employer	2,337	2,169
Payments to participants	(741)	(492)
Foreign exchange rate changes	2,015	2,356
Other	578	497
Fair value, end of period	$ 31,242	$ 24,277

Accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31,
	2004	2003
	(in thousands)
Balance at December 31	$ 11,038	$ 10,732
Unrecognized net transition asset	244	248
Unrecognized net actuarial loss	(9,808)	(9,959)
Minimum pension liability adjustment	1,374	3,362
Accrued benefit cost	$ 2,848	$ 4,383

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Amounts recognized in consolidated balance sheets:

	As of December 31,
	2004	2003
	(in thousands)
Accrued benefit liability	$ 3,921	$ 5,795
Accumulated other comprehensive income	(1,970)	(3,362)

Weighted average assumptions used included the following:

	Year Ended December 31,
	2004	2003
Discount rate	5.2%	5.5%
Long-term rate of compensation increase	4.7%	4.2%
Long-term rate of return on funded plan assets	6.6%	6.7%

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $40.1 million, $32.3 million and $31.2 million, respectively, as of December 31, 2004 and $33.5 million, $26.6 million and $24.3 million, respectively, as of December 31, 2003.  The projected benefit obligation and accumulated benefit obligation for unfunded pension plans were $2.2 million and $2.1 million, respectively, as of December 31, 2004 and $2.1 million and $1.9 million, respectively, as of December 31, 2003.

As of December 31, the asset allocations by category were as follows:

	2004	2003
Equity securities	66.0%	63.8%
Debt securities	16.9%	18.8%
Other	17.1%	17.4%
Total	100.0%	100.0%

The Company plans to contribute $2.0 million to the international defined benefit plans in 2005.  As of December 31, 2004, the Company expects that benefits to be paid in each of the next five fiscal years after 2004 and for the next five fiscal years thereafter will be as follows:

2005	$ 468
2006	505
2007	542
2008	678
2009	804
2010-2014	6,347

Stock purchase plan

In 1999, the Company initiated an employee stock purchase plan in order to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company’s common stock through payroll deductions.  Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company’s employees to

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

purchase common stock at 85% of quoted fair market value.  Under this plan, 550,000 shares are authorized for purchase.  During 2004, 2003 and 2002, 42,000, 43,000 and 85,000 shares of common stock were purchased under this plan at an average price of $18.66, $12.52 and $12.09 per share, respectively.

Stock option plans

The Company has six option plans whereby certain officers, directors, and employees may be granted options, appreciation rights or awards related to the Company’s common stock.  As of December 31, 2004, 3.5 million shares are authorized for issuance under the Company’s stock option plans.

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

In December 2004, the Company granted options to certain of its employees and restricted stock to executive officers and other key employees with the number of options granted or restricted shares issued contingent upon certain performance criteria.  The option grant included a guaranteed minimum of 116,000 shares with up to an additional 236,000 shares to be granted if the Company achieves certain annual earnings per share targets for fiscal 2005.  No restricted shares will be issued if EPS does not meet or exceed a minimum threshold.  If the Company’s EPS meets or exceeds the minimum threshold, up to 75,000 restricted shares will be issued based on the level of the Company’s EPS.  The shares will vest over a five year period with one-fifth vesting in March 2006 upon determination of the actual shares granted.  The remaining shares will then vest in four equal installments in December of the years 2006 though 2009.  The Company believes it is probable these shares will be issued.  Compensation expense for 2004 associated with these stock-based awards was insignificant.

EGL Director Plan

The Director Plan provides for automatic restricted stock awards to non-employee directors at the time they join the Board and annually thereafter.  These awards vest within one year from the date of

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

grant and terminate ten years from date of grant.  The plan was authorized for a maximum of 400,000 shares.

Transaction Summary

A summary of stock option transactions for each of the three years ended December 31, 2004 is as follows:

	Options	Weighted-Average Option Price
	(in thousands)
Outstanding at January 1, 2002	5,861	$ 20.05
Granted	539	11.80
Exercised	(72)	6.81
Cancelled	(627)	21.70
Outstanding at December 31, 2002	5,701	19.34
Granted	395	16.37
Exercised	(324)	12.67
Cancelled	(465)	18.88
Outstanding at December 31, 2003	5,307	19.67
Granted	116	28.55
Exercised	(2,092)	19.07
Cancelled	(467)	19.84
Outstanding at December 31, 2004	2,864	$ 20.42

Options vested at December 31, 2004, 2003 and 2002 totaled 1.9 million, 3.8 million and 3.5 million shares, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Outstanding			Exercisable
Range of exercise prices	Options	Average remaining life in years	Weighted average price	Options	Weighted average price
	(in thousands, except option price and average remaining life)
$ 8.88 - $10.79	569	4.18	$ 9.78	211	$ 9.55
$ 12.08 - $17.94	366	5.23	15.77	141	15.71
$ 18.24 - $26.75	1,480	2.47	22.66	1,196	22.99
$ 28.55 - $33.81	449	3.24	30.34	309	30.84
$ 8.88 - $33.81	2,864	3.28	$ 20.42	1,857	$ 22.21

Note 15 – Earnings per share

Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted earnings per common share includes potential dilution that could occur if stock options were exercised or convertible debt was exchanged for common stock.  The convertible notes were converted into 5,736,074 shares of the Company’s common stock as of December 17, 2004.  These shares have been included in basic earnings per share upon conversion and when dilutive, in diluted earnings per share prior to conversion.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net income – used in basic earnings per common share	$ 50,878	$ 23,945	$ 9,434
Interest expense and deferred financing fee amortization on convertible notes, net of tax	3,537	-	-
Net income – used in diluted earnings per common share	$ 54,415	$ 23,945	$ 9,434

Weighted average common shares outstanding – used in basic earnings per common share	45,813	47,204	47,610
Net dilutive potential common shares issuable on exercise of options	617	277	201
Net dilutive potential common shares issuable on conversion of convertible notes	5,484	-	-
Weighted average common shares and dilutive potential common shares – used in diluted earnings per common share	51,914	47,481	47,811

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net dilutive potential common shares issuable:
On exercise of options – exercise price greater than average market value during period or shares anti-dilutive due to net loss	1,397	4,167	4,471
On conversion of convertible senior notes	-	5,736	5,736

In addition, up to 311,000 shares associated with the December 2004 grant of contingently issuable restricted stock and options have been excluded from the basic and diluted earnings per share calculation as the contingency has not been met.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 16 – Nonoperating income (expense), net

Nonoperating income (expense), net, consists of the following:

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands)
Interest income	$ 1,042	$ 2,390	$ 2,130
Interest expense, net of capitalized	(7,250)	(7,322)	(9,207)
Equity and earnings (losses) from unconsolidated affiliates, net	1,676	(1,533)	(6,167)
Estimated exposures on guarantees for unconsolidated affiliate	-	1,300	(1,300)
Minority interests	(600)	(1,248)	(1,006)
Gains on sales of unconsolidated affiliates	12,648	-	-
Foreign exchange gains (losses), net	(1,383)	(1,475)	366
Other	1,126	1,639	628
Total	$ 7,259	$ (6,249)	$ (14,556)

Note 17 – EEOC legal settlement

In December 1997, the U.S. Equal Employment Opportunity Commission (“EEOC”) issued a Commissioner’s Charge pursuant to Sections 706 and 707 of Title VII of the Civil Rights Act of 1964, as amended (“Title VII”).  In the Commissioner’s Charge, the EEOC charged the Company and certain of its subsidiaries with violations of Section 703 of Title VII, as amended, the Age Discrimination in Employment Act of 1967, and the Equal Pay Act of 1963.

In May through July 2000, eight individuals filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, alleging gender, race and national origin discrimination, as well as sexual harassment.  The individual plaintiffs sought to certify a class of approximately 1,000 of the Company’s current and former employees and applicants.

On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation, which was granted by the Court in Philadelphia on January 31, 2001.  In addition, the Philadelphia Court also granted the Company’s motion that the case be transferred to the United States District Court for the Southern District of Texas – Houston Division where the Company had previously initiated litigation against the EEOC due to what the Company believed to have been inappropriate practices by the EEOC in the issuance of the Commissioner’s Charge and in the subsequent investigation.

On October 2, 2001, the Company and the EEOC announced the filing of a Consent Decree settlement.  Under the Consent Decree, the Company agreed to pay $8.5 million into a fund to compensate individuals who claim to have experienced discrimination (“Settlement Fund”).  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (LDP).  In entering the Consent Decree, the Company made no admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001 and became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.

The Claims administration process under the Consent Decree was completed by the Company and the EEOC in early 2005. Of the 2,073 claims received, only 203 were deemed to be eligible for a monetary distribution from the Settlement Fund.  The total distribution amount for these 203 claims is approximately $903,000.  The Company and the EEOC submitted a proposed agreement to the Court in

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

February 2005 regarding disbursements of the excess funds in the Settlement Fund.  On February 10, 2005 the Court entered an Order directing that the Company recapture $6.0 million plus accrued interest from the Settlement Fund.  Release of these funds is expected to result in $6.0 million in income in the first quarter of 2005.  The Court also approved the parties’ agreement to transfer $1.4 million to the LDP. From that amount, the Company has reimbursed itself $582,000 for corporate funds previously expended on LDP expenses.  The Court further approved the parties’ agreement to retain $1.1 million in the Settlement Fund for the payment of eligible claims.  Notices are being sent currently to eligible claimants who will have a forty-five day period to accept a monetary distribution or “opt out” of the Consent Decree settlement.  Eligible claimants may also object to an award, but to do so they must notify the Claims Administrator within thirty days of the date of their eligibility notice.  To the extent any additional claims are determined to be eligible as a result of the objection process, any additional monetary distributions will be drawn from the $1.1 million reserved in the Settlement Fund. If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

To the extent any of the individual plaintiffs or any other persons who might otherwise be covered by the settlement opt out of the settlement, the Company intends to continue to vigorously defend against their allegations.  The Company currently expects to prevail in its defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve any other lawsuits and related issues or the degree of any adverse affect these matters may have on the Company’s financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in the Company’s working capital and liquidity and recognition of a loss in the Company’s consolidated statement of operations.

Note 18 – Commitments and contingencies

Leases

The Company has a number of operating lease agreements, principally for freight operation facilities and office space.  These leases are non-cancelable and expire on various dates through 2025.  Certain of the Company’s lease agreements contain renewal options and rent escalation clauses.  The following is a summary of future minimum payment obligations under non-cancelable leases with remaining lease terms in excess of one year as of December 31, 2004:

	Capital Leases	Operating Leases
	(in thousands)
2005	$ 1,237	$ 63,115
2006	1,280	45,490
2007	820	36,539
2008	218	30,436
2009 and thereafter	10	149,826
Total future minimum lease payments	3,565	$ 325,406
Less – amounts representing interest	(403)
Present value of net minimum lease payments	3,162
Less – current obligations	(1,112)
Noncurrent obligations	$ 2,050

Included in the above summary of minimum future lease payment obligations are leases on freight operations facilities and office space.  The obligations related to certain of these facilities has been accrued in the Company’s vacant facilities accrual as of December 31, 2004.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Future lease obligation accruals

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations after the merger with Circle in 2000 and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  These facility accruals are included in other current and non-current liabilities on the consolidated balance sheets.  The changes in these accruals during the years ended December 31, 2004, 2003 and 2002 and the remaining unpaid accrued charges as of December 31, 2004 and 2003 are as follows:

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2001	$ 7,319
Revisions to estimates	5,939
Payments	(5,232)
Accrued liability at December 31, 2002	8,026
Payments	(2,226)
Accrued liability at December 31, 2003	5,800
New charges	4,876
Revisions to estimates	(1,098)
Payments	(3,002)
Accrued liability at December 31, 2004	$ 6,576

Amounts recorded for future lease obligations are net of approximately $25.5 million in anticipated future recoveries from actual sublease agreements and $6.5 million from expected sublease agreements as of December 31, 2004.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of December 31, 2004 or are deemed probable of execution and collection.  The Company’s lease agreements for these facilities expire from 2005 to 2025 and sublease agreements expire from 2005 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Rent expense for operating leases was $86.9 million, $77.5 million and $68.2 million for the years ended December 31, 2004, 2003 and 2002, respectively, which is net of sublease income of $4.5 million, $3.6 million and $3.8 million, respectively.

Litigation

In July 2002, Kitty Hawk, Inc., a provider of air transportation services, filed a demand for binding arbitration against the Company with the American Arbitration Association to resolve its claim for freight transportation services rendered to the Company.  In response, the Company asserted certain counterclaims.  In July 2002, the Company recorded a liability of $1.5 million for its obligation for freight services provided by Kitty Hawk.  Arbitration hearings were held during June 2003 and the parties submitted their final post-hearing briefs.  In August 2003, the arbitrators ruled in favor of Kitty Hawk, awarding Kitty Hawk $3.8 million.  In September 2003, the Company filed a motion to modify and correct the award, which was denied by the arbitrators and, therefore, the Company increased its liability to $3.8 million.  The Company paid Kitty Hawk $2.0 million in 2003 and $1.8 million in 2004.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

In December 2002, the Company was required to pay the lease balance and related interest of $15.5 million under a second synthetic lease agreement entered into during 1998 by Circle.  This lease facility financed the acquisition, construction and development of a terminal facility located in New York, New York.  The land leased under this agreement was accounted for as a synthetic operating lease and the building and improvements were accounted for as a capital lease.  As of December 31, 2004 and 2003, the carrying value of the land and property is included in property and equipment in the consolidated balance sheets and the building is being depreciated over its useful life.

As a result of the above two lease expirations, the Company is no longer a party to any lease agreements with unconsolidated special purpose entities.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

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

In December 2002, the Company entered into agreements to sell land in Miami, Florida and Toronto, Canada to developers who will build terminal warehouse facilities and lease them back to the Company upon completion of the facilities.  The purchase price of the Miami land was $9.8 million, which equaled its carrying value.  The Miami land was originally purchased by the Company from James R. Crane, Chairman and Chief Executive Officer of EGL (see Note 20).  The Miami facility was completed in November 2003.  The terms of the Miami lease agreement include average monthly lease payments of $196,000 for 125 months with options to extend the initial terms for up to an additional 120 months.  The purchase price of the Toronto land was $4.8 million and the carrying value was $4.4 million resulting in a gain of $358,000, which was deferred and is being recognized over the term of the lease agreement.  In the third quarter of 2002, the Company recorded an impairment charge of $500,000 related to a management decision not to use certain architectural design plans for the proposed Toronto building.  Different architectural plans were ultimately used, and the Toronto facility was completed in March 2004.  The terms of the Toronto lease agreement include average monthly lease payments of approximately $110,000 for 185 months with options to extend the initial term for up to an additional 120 months.

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

Note 20 – Related party transactions

Investment in Miami Air International, Inc.

In connection with the Miami Air investment (see Note 8), Miami Air and the Company entered into an aircraft charter agreement whereby Miami Air agreed to convert certain of its passenger aircraft to cargo aircraft and to provide aircraft charter services to the Company for a three-year term.  There were previously four aircraft subject to the aircraft charter agreement.  During 2002, the Company paid Miami Air approximately $6.1 million under the aircraft charter agreement for use of 727 cargo airplanes under an aircraft, crew, maintenance and insurance, or ACMI arrangement.  The payments were based on market rates in effect at the time the lease was entered into.  In February 2002, the Company and Miami Air mutually agreed to ground one of these aircraft because of the need for maintenance on that plane.  In May 2002, the Company and Miami Air mutually agreed to cancel the aircraft charter agreement for the three planes and the Company paid $450,000 for services rendered in May 2002 and aircraft repositioning costs.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

In May 2004, the Company sold its investment in Miami Air to an unrelated party for approximately $6.7 million in cash.  In conjunction with Miami Air’s deteriorating financial condition and liquidity issues, the Company had written off its investment in Miami Air in the first quarter of 2002.  The sale resulted in a gain of $6.7 million, which is included in nonoperating income in the condensed consolidated statement of operations.  As a result of the sale, the Company was released as guarantor of Miami Air’s letter of credit and terminated the $3.0 million standby letter of credit for Miami Air.

Miami land purchase

Historically, the Company’s operations in Miami, Florida were located in three different facilities.  In order to increase operational efficiencies, the Company acquired land in August 2002 to be used as the site for a new facility to consolidate its Miami operations.  The land was acquired from an entity controlled by Mr. Crane for $9.8 million in cash, including the Company’s acquisition costs of $131,000.  This parcel of land had been previously identified by EGL as the most advantageous property on which to consolidate its Miami operations.  EGL entered into negotiations on the land and reached agreement with the prior owner on terms.  However, given the downturn in the economy and the Company’s weakening financial condition at that point in time, EGL elected to delay purchasing this property until its financial condition improved.  On July 10, 2001, Mr. Crane purchased the land in anticipation of reselling the land to EGL.  The Company’s Audit Committee, consisting of independent directors, engaged in an analysis and discussion regarding whether it was in the best interest of the Company to enter into a purchase agreement to purchase this particular tract of land from Mr. Crane.  The Audit Committee analysis included, but was not limited to, obtaining an independent appraisal of the land, reviewing a comparative properties analysis performed by an outside independent real estate company and performing a cost benefit analysis for several different alternatives.  Based upon the data obtained from the analysis, the Audit Committee determined the best alternative for the Company, in its opinion, was for the Company to purchase the property from Mr. Crane.  The Audit Committee then made a recommendation to the Company’s Board of Directors, which includes six independent directors, to purchase this land at Mr. Crane’s purchase price plus carrying costs, which was lower than the current market value.  In August 2002, the purchase was approved unanimously by the Company’s Board of Directors, with Mr. Crane abstaining from the vote.  Construction of the new Miami facility was completed in November 2003 and the Company has consolidated its Miami operations at the new facility.

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by Mr. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  The Company received reimbursements of $135,000, $62,000 and $100,000 for 2004, 2003 and 2002, respectively.  Amounts billed but not received as of December 31, 2004 was $78,000 and is included in other receivables on the consolidated balance sheets.

Source One Spares

Mr. Crane is a director and significant shareholder of Source One Spares, Inc. (“Source One”), a company specializing in the just-in-time delivery of overhauled components to commercial aircraft operators.  In May 1999, the Company began subleasing a portion of its warehouse space in Houston, Texas and London, England to Source One pursuant to a five-year sublease, which terminated in 2002.  Following termination of the sublease, the Company subleased the warehouse to the customer on a month to month basis.  This arrangement ended in 2003.  Rental income was approximately $95,000 and $30,000 for the years ended December 31, 2003 and 2002, respectively.  In addition, the Company billed

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

this customer approximately $7,000 and $133,000 for freight forwarding services during the years ended December 31, 2003 and 2002, respectively.

Aircraft usage payments

During 2004, 2003 and 2002, the Company periodically utilized aircraft owned or leased by entities that are controlled by Mr. Crane.  The Company was charged for actual usage of the aircraft on an hourly basis at market rates and was billed on a periodic basis.  The Company reimbursed Mr. Crane for $1.2 million, $621,000 and $1.2 million during 2004, 2003 and 2002, respectively, for actual hourly usage of the aircraft.  In January 2005, the Company purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million to be utilized for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

EGL subsidiaries in Spain and Portugal

In April 1999, Circle sold a 49% interest in its two previously wholly-owned subsidiaries in Spain and Portugal for $1.3 million to Peter Gibert.  Mr. Gibert was one of EGL’s directors in 2000 and 2001 and did not stand for reelection in May 2002.  In June 2004, the Company repurchased the interest back from Mr. Gibert under the purchase option provisions of the original agreement (see Note 4).

Note 21 – Geographic and services information

The Company operates in one segment and is organized functionally in geographic divisions.  Accordingly, management focuses its attention on revenues, net revenues, income from operations and identifiable assets associated with each of these geographical divisions when evaluating effectiveness of geographic management.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

	North America	South America	Europe & Middle East	Asia & South Pacific	Eliminations	Consolidated
(in thousands)
Year ended December 31, 2004:
Total revenues	$ 1,311,901	$ 95,026	$ 624,114	$ 768,747	$ (58,396)	$ 2,741,392
Interdivision revenues	(19,849)	(5,594)	(17,555)	(15,398)	58,396	-
Revenues from external customers	$ 1,292,052	$ 89,432	$ 606,559	$ 753,349	$ -	$ 2,741,392
Total net revenues	$ 534,003	$ 20,407	$ 193,445	$ 117,511	$ -	$ 865,366
Intercompany (income) expense	7,480	(3,256)	(7,187)	2,963	-	-
Net revenues	$ 541,483	$ 17,151	$ 186,258	$ 120,474	$ -	$ 865,366
Operating income (loss)	$ 45,945	$ (436)	$ 13,141	$ 22,674		$ 81,324
Identifiable assets	$ 617,298	$ 38,900	$ 251,746	$ 192,145		$ 1,100, 089

Year ended December 31, 2003:
Total revenues	$ 1,124,639	$ 65,394	$ 467,271	$ 531,677	$ (45,562)	$ 2,143,419
Interdivision revenues	(13,676)	(5,589)	(13,570)	(12,727)	45,562	-
Revenues from external customers	$ 1,110,963	$ 59,805	$ 453,701	$ 518,950	$ -	$ 2,143,419
Total net revenues	$ 468,139	$ 15,791	$ 156,859	$ 94,463	$ -	$ 735,252
Intercompany (income) expense	11,302	(4,043)	(6,749)	(510)	-	-
Net revenues	$ 479,441	$ 11,748	$ 150,110	$ 93,953	$ -	$ 735,252
Operating income (loss)	$ 29,855	$ (2,476)	$ 175	$ 17,211		$ 44,765
Identifiable assets	$ 556,515	$ 28,534	$ 195,771	$ 160,786		$ 941,606

Year ended December 31, 2002:
Total revenues	$ 1,053,663	$ 38,054	$ 356,960	$ 441,194	$ (46,974)	$ 1,842,897
Interdivision revenues	(15,403)	(5,247)	(12,997)	(13,327)	46,974	-
Revenues from external customers	$ 1,038,260	$ 32,807	$ 343,963	$ 427,867	$ -	$ 1,842,897
Total net revenues	$ 446,919	$ 14,499	$ 123,228	$ 87,486	$ -	$ 672,132
Intercompany (income) expense	10,324	(3,489)	(6,405)	(430)	-	-
Net revenues	$ 457,243	$ 11,010	$ 116,823	$ 87,056	$ -	$ 672,132
Operating income (loss)	$ 17,572	$ (3,529)	$ (3,230)	$ 18,859		$ 29,672

Interdivision revenues represent approximate amounts that would be charged if the services were provided to an unaffiliated company.  Total divisional revenues are reconciled with total consolidated revenues by eliminating interdivisional revenues.  Net revenues by division for the years ended December 31, 2003 and 2002 have been restated from previously reported amounts to exclude intercompany profits and losses.  These reclassifications had no impact on consolidated net revenues.

The Company is domiciled in the U.S. and had revenues from external customers in the U.S. of $1,164 million, $1,009 million and $947 million for the years ended December 31, 2004, 2003 and 2002, respectively.  The U.S. had long lived assets of $182 million and $200 million as of December 31, 2004 and 2003, respectively.

The Company charges its subsidiaries and affiliates for management and overhead services rendered in the United States on a cost recovery basis.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

The following tables show revenues and net revenues attributable to the Company’s principal services:

	Twelve Months Ended December 31,
	2004	2003	2002
	(in thousands)
Revenues:
Air freight forwarding	$ 1,798,968	$ 1,409,722	$ 1,255,858
Ocean freight forwarding	391,554	290,541	215,994
Customs brokerage and other	550,870	443,156	371,045
Total	$ 2,741,392	$ 2,143,419	$ 1,842,897

Net revenues:
Air freight forwarding	$ 508,091	$ 425,978	$ 405,989
Ocean freight forwarding	76,249	63,897	58,135
Customs brokerage and other	281,026	245,377	208,008
Total	$ 865,366	$ 735,252	$ 672,132

Note 22 – Subsequent events

Thurrock fire

On January 9, 2005, the Company’s London (Thurrock) warehouse and all contents were destroyed by fire.  The cause of the fire is still under investigation.  The Company has filed claims with its insurance carriers for damaged property, business interruption and cargo losses and is still working with its insurance companies on establishing its potential liability to its customers.  Currently, the Company believes that there will be no material impact to its consolidated statement of operations in 2005 related to this fire.  However, additional claims could be submitted by EGL’s customers in excess of the Company’s insurance limits which could have a material impact to its consolidated statement of operations.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

Note 23 – Quarterly financial information (unaudited)

Financial data for the three months ended March 31, June 30 and September 30, 2004 have been restated (see Note 2).

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Restated)	(Restated)	(Restated)
	(in thousands, except per share amounts)
Revenues	$ 584,555	$ 637,313	$ 719,417	$ 800,107
Net revenues	200,741	209,071	225,925	229,629
Operating income	13,603	15,605	23,825	28,291
Income before provision for income taxes	12,661	22,368 (1)	26,945 (2)	26,609
Net income	7,292	14,121 (1)	16,575 (2)	12,890
Basic earnings per share	0.15	0.31	0.37	0.28
Diluted earnings per share	0.15	0.30	0.34	0.26

(1)

Includes $6.7 million gain on sale of Miami Air.  See Note 8.

(2)

Includes $5.9 million gain on sale of TDS Logistics, Inc.  See Note 8.

	Three Months Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands, except per share amounts)
Revenues	$ 476,752	$ 521,798	$ 533,577	$ 611,292
Net revenues	167,566	185,530	183,764 (1)	198,392
Operating income	4,638	12,211	11,333 (1)(2)	16,583 (3)
Income before provision for income taxes	4,496	10,402	8,936 (1)(2)	14,682 (3)(4)
Net income	2,795	6,467	5,556 (1)(2)	9,127 (3)(4)
Basic earnings per share	0.06	0.14	0.12	0.19
Diluted earnings per share	0.06	0.14	0.12	0.19

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

SCHEDULE II

EGL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions write-offs	Balance at end of year
	(in thousands)
Allowance for doubtful accounts receivable

2004	$ 12,342	$ 6,672	$ -	$ 4,945	$ 14,069

2003	13,717	7,162	-	8,537	12,342

2002	11,628	7,669	-	5,580	13,717

Deferred tax valuation allowance

2004	$ 8,627	$ 2,824	$ -	$ 2,627	$ 8,824

2003	-	8,627	-	-	8,627

S-1