Form 10-K/A
EGL INC
filed 2005-05-04
CIK 1001718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC) on March 31, 2005 reflected a restatement of our historical financial statements for 2002, 2003 and the first three quarters of 2004.  In our Selected Financial Data table included under Item 6, we incorrectly recorded the effects of our restatement for periods prior to January 1, 2002.  This Form 10-K/A (Amendment No. 1) is being filed to revise our Selected Financial Data table to properly report the effects of our restatement on 2001 and 2000 financial data.

This amendment affects language and tabular amounts in Item 6. Selected Financial Data.

ITEM 6.

Selected Financial Data

The following table sets forth selected financial data that have been derived from our consolidated financial statements.  The 2003 and 2002 balance sheet data and 2001 and 2000 statement of operations and balance sheet data have been restated to reflect adjustments that are further discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in note 2 of the notes to our consolidated financial statements.  The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
		(Restated)(1)	(Restated)(1)	(Restated)(1)(8)	(Restated)(1)(8)
		(in thousands, except per share amounts)
Statement of Operations Data:
Revenues	$ 2,741,392	$ 2,143,419	$ 1,842,897	$ 1,859,966	$ 2,079,863
Net revenues (2)	865,366	735,252	672,132	643,400	719,512
Operating income (loss) (3)(4)(5)	81,324	44,765	29,672	(58,978)	7,757
Net income (loss) (6)(7)	50,878	23,945	9,434	(45,618)	(3,211)
Basic earnings (loss) per share	$ 1.11	$ 0.51	$ 0.20	$ (0.96)	$ (0.07)
Basic weighted average shares outstanding	45,813	47,204	47,610	47,558	46,600
Diluted earnings (loss) per share	$ 1.05	$ 0.50	$ 0.20	$ (0.96)	$ (0.07)
Diluted weighted average shares outstanding	51,914	47,481	47,811	47,558	46,600

Balance Sheet Data (at year end):
Working capital	$ 287,569	$ 226,765	$ 204,082	$ 190,253	$ 238,843
Total assets	1,100,089	941,606	842,074	813,182	902,408
Long-term indebtedness and capital leases, net of current portion	14,802	115,859	107,330	106,339	94,032
Stockholders’ equity	552,534	405,503	367,448	356,998	400,115

(1)

During the completion of the financial statements for the year ended December 31, 2004, we identified the following errors in our historical financial statements: (i) we determined that we had understated deferred tax expense related to unrepatriated earnings of certain foreign operations for periods prior to January 1, 2002; (ii) we historically had not been recognizing rent expense on a straight-line basis over the term of the operating lease for certain of our facility leases; (iii) we had errors in account reconciliations within our operations in the United States, the United Kingdom and Mexico; and (iv) we determined certain revenues and costs of transportation presentations within the United States and certain international locations were not in accordance with our revenue recognition policy with regards to reporting revenues when acting as an indirect carrier versus an authorized sales agent.  These errors resulted in restatements of our 2003 and 2002 balance sheet data and 2001 and 2000 statements of operations and balance sheet data.  See note 2 of the notes to our consolidated financial statements for a further discussion of the restatements.

(2)

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

(5)

2002 includes grant proceeds of $8.9 million or $5.4 million net of tax ($0.11 per diluted share) received in the third quarter of 2002 from the United States Department of Transportation under the Air Transportation Safety and System Stabilization Act signed into law on September 22, 2001.  See note 3 of the notes to our consolidated financial statements.

(6)

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

(7)

2004 includes $12.6 million or $7.3 million net of tax ($0.14 per diluted share) in gains on the sale of our investments in TDS Logistics, Inc. and Miami Air.  See note 8 of the notes to our consolidated financial statements.

(8)

Our 2004 Annual Report on Form 10-K filed with the SEC on March 31, 2005 incorrectly reported the effects on periods prior to 2002 of our restatement for deferred tax related to unrepatriated earnings of certain foreign operations, straight-line rent expense and a cash account reconciliation error in our Mexico operations.  Following is summary financial data, as previously reported in our 2004 Annual Report on Form 10-K, and as restated to reflect the effects of the restatement in the appropriate years.

	Year Ended December 31,
	2001		2000
	As previously reported	Restated	As previously reported	Restated
	(in thousands, except per share amounts)
Statement of Operations Data:
Operating income (loss)	$ (61,712)	$ (58,978)	$ 9,892	$ 7,757
Net loss	(49,270)	(45,618)	(722)	(3,211)
Basic loss per share	(1.04)	(0.96)	(0.02)	(0.07)
Diluted loss per share	(1.04)	(0.96)	(0.02)	(0.07)

Balance Sheet Data (at year end):
Working capital	$ 190,253	$ 190,253	$ 240,484	$ 238,843
Total assets	813,182	813,182	904,225	902,408
Stockholders’ equity	356,998	356,998	403,767	400,115

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

By:  /s/ Elijio V. Serrano

Elijio V. Serrano

Chief Financial Officer

Date:

May 4, 2005

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

May 4, 2005

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

(c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

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

May 4, 2005

/s/  Elijio V. Serrano

Elijio V. Serrano

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-Kof EGL, Inc. (the “Company”) for the annual period ended December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

May 4, 2005

By:

/s/  James R. Crane

James R. Crane

Chief Executive Officer

Date:

May 4, 2005

By:

/s/  Elijio V. Serrano

Elijio V. Serrano

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to EGL, Inc. and will be retained by EGL, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.