Form 10-Q
period 2005-03-31
EGL INC
filed 2005-05-10
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005
or
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
YES X NO ____
At April 29, 2005 the number of shares outstanding of the registrant’s common stock was 52,200,563 (net of 926,157 treasury shares).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 134,309	$ 92,918
Restricted cash	9,537	17,004
Short-term investments and marketable securities	595	587
Trade receivables, net of allowance of $14,034 and $14,069	542,070	611,696
Other receivables	28,463	21,147
Deferred income taxes	10,106	10,106
Income tax receivable	180	20
Other current assets	27,576	24,761
Total current assets	752,836	778,239
Property and equipment, net	190,601	178,218
Investments in unconsolidated affiliates	540	619
Goodwill	107,953	108,470
Deferred income taxes	-	648
Other assets, net	29,855	28,771
Total assets	$ 1,081,785	$ 1,094,965
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 319,103	$ 337,137
Accrued salaries and related costs	44,861	46,465
Current portion of long-term debt	20,964	19,426
Income taxes payable	2,244	4,716
Accrued selling, general and administrative expenses and other liabilities	75,602	82,926
Total current liabilities	462,774	490,670
Deferred income taxes	20,470	19,421
Long-term debt	16,843	12,752
Other noncurrent liabilities	17,821	18,786
Total liabilities	517,908	541,629
Minority interests	1,157	802
Commitments and contingencies (Notes 3, 4, 7 and 8)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 53,126 and 52,841 shares issued; 52,200 and 51,915 shares outstanding	53	53
Additional paid-in capital	247,656	241,117
Retained earnings	347,041	339,876
Accumulated other comprehensive loss	(16,119)	(12,523)
Unearned compensation	(46)	(124)
Treasury stock, 926 shares held	(15,865)	(15,865)
Total stockholders’ equity	562,720	552,534
Total liabilities and stockholders’ equity	$ 1,081,785	$ 1,094,965

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2005	2004
		(Restated)
Revenues	$ 700,666	$ 584,555
Cost of transportation	487,234	383,814
Net revenues	213,432	200,741
Operating expenses:
Personnel costs	125,202	114,214
Other selling, general and administrative expenses	80,482	72,924
EEOC legal settlement	(5,975)	-
Operating income	13,723	13,603
Nonoperating expense, net	(403)	(942)
Income before provision for income taxes	13,320	12,661
Provision for income taxes	6,155	5,369
Net income	$ 7,165	$ 7,292

Basic earnings per share	$ 0.14	$ 0.15
Basic weighted-average common shares outstanding	52,051	46,894
Diluted earnings per share	$ 0.14	$ 0.15
Diluted weighted-average common shares outstanding	52,595	52,872

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Three Months Ended
	March 31,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$ 7,165	$ 7,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,634	8,278
Bad debt expense	2,661	2,212
Stock-based compensation expense	78	147
Impairment of assets	-	13
Deferred income tax expense	1,652	642
Tax benefit of stock options exercised	1,162	50
Equity in (earnings) losses of affiliates	79	(720)
Minority interests	213	185
Transfers (to) from restricted cash	7,482	(639)
Other	16	(2)
Net effect of changes in working capital, net of assets acquired	26,344	18,242
Net cash provided by operating activities	55,486	35,700
Cash flows from investing activities:
Capital expenditures	(18,694)	(8,397)
Purchase of short-term investments	(8)	(55)
Proceeds from sales of other assets	782	182
Net cash used in investing activities	(17,920)	(8,270)
Cash flows from financing activities:
(Repayment) issuance of debt, net	(2,758)	6,940
Payment of financing fees	(13)	-
Repayment of financed insurance premiums and software maintenance, net	(643)	(1,386)
Repayment of capital leases	(243)	(123)
Repurchases of common stock	-	(38,109)
Proceeds from exercise of stock options	5,377	202
Cash received from minority interest partners	142	-
Dividends paid to minority interest partners	-	(16)
Net cash provided by (used in) financing activities	1,862	(32,492)
Effect of exchange rate changes on cash	1,963	(634)
Increase (decrease) in cash and cash equivalents	41,391	(5,696)
Cash and cash equivalents, beginning of the period	92,918	94,099
Cash and cash equivalents, end of the period	$ 134,309	$ 88,403

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Unearned compensation	Total

	Shares	Amount			Shares	Amount
Balance at December 31, 2004	52,841	$ 53	$ 241,117	$ 339,876	(926)	$ (15,865)	$ (12,523)	$ (124)	$ 552,534
Net income	-	-	-	7,165	-	-	-	-	7,165
Foreign currency translation adjustments	-	-	-	-	-	-	(3,596)	-	(3,596)
Exercise of stock options, including tax benefit	285	-	6,539	-	-	-	-	-	6,539
Stock-based compensation expense	-	-	-	-	-	-	-	78	78
Balance at March 31, 2005	53,126	$ 53	$ 247,656	$ 347,041	(926)	$ (15,865)	$ (16,119)	$ (46)	$ 562,720

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual audited financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005.  Results of operations and cash flows for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

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

Restatement of previously issued financial statements

The Company restated its historical financial statements for the first three quarters of 2004 for errors related to recognition of straight-line rent expense when the lease term in a real estate operating lease contains a period when there are free or reduced rents (commonly referred to as “rent holidays”) and scheduled rent increases, reconciliation of various account balances and certain reclassification adjustments.  See the Company’s 2004 Form 10-K for complete disclosures relating to this restatement of the Company’s financial statements.  All applicable amounts relating to the restatement have been reflected in the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Stock-based compensation

The Company has seven stock-based employee compensation plans under which stock-based awards have been granted.  The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The intrinsic value method used by the Company generally results in no compensation expense being recorded for stock option grants made by the Company because those grants are typically made with option exercise prices substantially equal to fair market value at the date of option grant.  The application of the alternative fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee’s rights in the options vest.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended
	March 31,
	2005	2004
		(Restated)
	(in thousands)
Net income as reported	$ 7,165	$ 7,292
Add: Total stock-based compensation expense included in net income net of tax	42	85
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	517	817
Pro forma net income	$ 6,690	$ 6,560
Earnings per share:
Basic-as reported	$ 0.14	$ 0.15
Basic-pro forma	0.13	0.14
Diluted-as reported	0.14	0.15
Diluted-pro forma	0.13	0.14

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Comprehensive income

Components of comprehensive income are as follows:

	Three Months Ended March 31,
	2005	2004
		(Restated)
	(in thousands)
Net income	$ 7,165	$ 7,292
Foreign currency translation adjustments	(3,596)	646
Comprehensive income	$ 3,569	$ 7,938

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation.” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged.  In April 2005, the Securities and Exchange Commission adopted a rule that delays the adoption date of SFAS 123R to January 1, 2006.  In addition, SFAS 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition alternatives include prospective and retrospective adoption methods, prior periods may be restated either at the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects the adoption of SFAS 123R will have a material impact on the consolidated results of operations, earnings per share and consolidated statement of cash flows.  The Company has not determined the method of adoption or the effect of adopting SFAS 123R.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the three months ended March 31, 2005 and 2004.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Stock options are the only potentially dilutive share equivalents the Company currently has outstanding for both periods presented.  In addition, shares related to the convertible notes issued in December 2001 are included in diluted earnings per share for the three months ended March 31, 2004.  The notes were converted to common shares in December 2004.

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share:

	Three Months Ended March 31,
	2005	2004
		(Restated)
	(in thousands)
Net income – used in basic earnings per common share	$ 7,165	$ 7,292
Interest expense and deferred financing fee amortization on convertible notes, net of tax	-	813
Net income – used in diluted earnings per common share	$ 7,165	$ 8,105

Weighted-average common shares outstanding - used in basic earnings per common share	52,051	46,894
Net dilutive potential common shares issuable on exercise of options	544	242
Conversion of convertible senior notes	-	5,736
Weighted-average common shares and dilutive potential common shares used in diluted earnings per common share	52,595	52,872

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Net dilutive potential common shares issuable:
On exercise of options - exercise price greater than average market value during period	459	3,928

Note 3 – Future lease obligations

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  Non-merger restructuring facility accruals are included in other liabilities and other non-current liabilities on the condensed consolidated balance sheet.  The changes in these accruals during the three months ended March 31, 2005 are as follows:

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2004	$ 6,576
Revisions to estimates	470
Payments	(605)
Accrued liability at March 31, 2005	$ 6,441

Amounts recorded for future lease obligations are net of approximately $29.8 million in anticipated future recoveries from actual sublease agreements and $8.4 million from expected sublease agreements as of March 31, 2005.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of March 31, 2005 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2005 to 2025 and sublease agreements expire from 2005 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Note 4 – Financing receivables

Financing receivables represent sales-type and direct-financing leases resulting from the marketing of trucks obtained from third party manufacturers by Ashton Leasing Company.  These receivables typically have terms from three to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases.  The components of net financing receivables, which are included in other current receivables and other assets, are as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Minimum lease payments receivable	$ 15,973	$ 13,116
Unearned income	(6,110)	(5,125)
Financing receivables, net	9,863	7,991

Less current portion	(1,864)	(1,727)
Amounts due after one year, net	$ 7,999	$ 6,264

Note 5 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts:

	March 31,	December 31,
	2005	2004
	(in thousands)
General and administrative expense accruals	$ 24,432	$ 28,949
Other current liabilities	20,445	13,610
Accrued professional fees and legal matters	15,050	23,723
Insurance payable	8,969	7,161
Other accrued taxes	4,900	6,958
Vacant facilities accruals	1,806	2,525
Total	$ 75,602	$ 82,926

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6 - Debt

Debt consists of the following amounts:

	March 31, 2005	December 31, 2004
	(in thousands)
Borrowings on international credit facilities	$ 10,200	$ 8,953
Notes payable to sellers	5,600	5,600
Financed software licenses and maintenance	4,291	3,366
Financed vehicles	12,296	9,821
Mortgage payable	1,249	1,347
Other debt	4,171	3,091
Total debt	37,807	32,178

Current portion of debt	20,964	19,426
Long-term debt	$ 16,843	$ 12,752

Domestic credit facility

Effective September 16, 2004, the Company entered into a new unsecured $150 million revolving credit facility (Credit Facility).  The Credit Facility is with a syndicate of six financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on September 15, 2009.  The Credit Facility replaced a $100 million credit facility (Prior Credit Facility) that was to mature in December 2004.  Borrowings under the Credit Facility may be used to make dividends or share repurchases, working capital and capital expenditures, make permitted acquisitions and for general corporate purposes.  The Credit Facility contains a $75 million sub-facility for letters of credit.  The Company had $21.8 million in letters of credit outstanding and unused borrowing capacity of $128.2 million under the Credit Facility as of March 31, 2005.  Under the terms of the Credit Facility, the Company is not required to pledge assets as collateral.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

-

a requirement that the Company maintain on a rolling four quarter basis a ratio of consolidated EBIT (as defined in the Credit Facility) to consolidated interest charges of not less than 3.0 to 1.0.

The Credit Facility contains customary events of default.  If a default occurs and is continuing, the Company must repay all amounts outstanding under the Credit Facility.

The Prior Credit Facility with Bank of America, N.A. was terminated by the Company on September 15, 2004 in advance of its stated termination date without any early termination penalties.  Deferred financing fees of $1.3 million are being amortized over five years as a component of interest expense.

International credit facilities and other debt

As of March 31, 2005, the Company had $22.4 million capacity on international credit facilities and $10.2 million outstanding under those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of Miami International Forwarders, which is payable in the second quarter of 2005 and a note payable to the former owners of the Company’s wholly-owned subsidiary in Thailand, which is payable in annual installments of $200,000 through 2008.  As of March 31, 2005, the Company has no amounts outstanding under financed insurance premiums; however, the Company may finance future insurance premiums as the Company’s insurance policies renew.  Financed software licenses and maintenance are payable in quarterly installments of approximately $747,000 each through March 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $253,000 through April 2010 and have implied interest rates averaging 6.5%.

Note 7 – Guarantees

The Company guarantees certain financial liabilities, the majority of which relate to the Company’s freight forwarding operations.  The Company, in the normal course of business, is required to guarantee certain amounts related to customs bonds and services received from airlines.  These types of guarantees are usual and customary in the freight forwarding industry.  The Company operates as a customs broker and prepares and files all formal documentation required for clearance through customs agencies, obtains customs bonds, facilitates the payment of import duties on behalf of the importer and arranges for payment of collect freight charges.  The Company also assists the importer in obtaining the most advantageous commodity classifications, qualifying for duty drawback refunds and arranging for surety bonds for importers.

The Company secures guarantees primarily by three methods:  a $75 million standby letter of credit subfacility (Note 6), surety bonds and security time deposits, which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line facilities issued in the normal course of business.  IATA-related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line facilities include, but are not limited to, facilities associated with insurance requirements and certain potential tax obligations.  Generally, facilities have one-year or two-year terms and are renewed upon expiration.  As of March 31, 2005, total IATA-related guarantees, customs bonds and other working capital credit line facilities were approximately $78.9 million.  Approximately $54.3 million of guarantees, customs bonds and borrowings against credit line facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $23.1 million which were recorded as liabilities on the Company’s consolidated balance sheet.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Release of restricted cash

In February 2005, in response to a joint motion filed by EGL and the EEOC, a U.S. District Court ordered the return of $6.0 million to the Company of the $8.5 million previously held in an established fund to resolve potential claims in connection with a 2001 consent decree (see Note 8).  The joint motion and subsequent order resulted primarily from a significantly lower number of qualified claimants than originally projected and the aggregate amount expected to be paid for all claims is less than $1.0 million.  Release of these funds resulted in $6.0 million in income in the first quarter of 2005.

Note 8 – Contingencies

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

On October 2, 2001, the Company and the EEOC announced the filing of a Consent Decree settlement.  Under the Consent Decree, the Company agreed to pay $8.5 million into a fund to compensate individuals who claim to have experienced discrimination (“Settlement Fund”).  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (“LDP”).  In entering the Consent Decree, the Company made no admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001 and became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.

The Claims administration process under the Consent Decree was completed by the Company and the EEOC in early 2005. Of the 2,073 claims received, only 203 were deemed to be eligible for a monetary distribution from the Settlement Fund.  The total distribution amount for these 203 claims is approximately $903,000.  The Company and the EEOC submitted a proposed agreement to the Court in February 2005 regarding disbursements of the excess funds in the Settlement Fund.  On February 10, 2005 the Court entered an Order directing that the Company recapture $6.0 million plus accrued interest from the Settlement Fund.  Release of these funds resulted in $6.0 million in income in the first quarter of 2005.  The Court also approved the parties’ agreement to transfer $1.4 million to the LDP. From that amount, the Company reimbursed itself $582,000 for corporate funds previously expended on LDP expenses as of December 31, 2004.  The Court further approved the parties’ agreement to retain $1.1 million in the Settlement Fund for the payment of eligible claims.  Notices are being sent currently to eligible claimants who will have a forty-five day period to accept a monetary distribution or “opt out” of the Consent Decree settlement.  Eligible claimants may also object to an award, but to do so they must notify the Claims Administrator within thirty days of the date of their eligibility notice.  To the extent any additional claims are determined to be eligible as a result of the objection process, any additional monetary distributions will be drawn from the $1.1 million reserved in the Settlement Fund. If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Fire damage

On January 9, 2005, the Company’s London (Thurrock) warehouse and all contents were destroyed by fire.  The cause of the fire is still under investigation.  The Company maintains insurance coverage for damaged property, business interruption and cargo losses with insurance limits of $35 million for damaged property and business interruption and $10 million for cargo losses.  The Company is working with its insurance companies on establishing its potential liability to customers.

During the first quarter of 2005, the Company recorded a loss and recognized an insurance recovery of $721,000 for property destroyed in the fire.  In February 2005, the Company received an interim payment on its property claim of $673,000.  The remaining $48,000 is included in other receivables on the condensed consolidated balance sheet as of March 31, 2005.  The Company incurred $1.2 million of pre-tax operating losses in the first quarter of 2005 as a result of the fire.  A preliminary business interruption claim related to the fire has been submitted to our insurance carriers with proceeds expected to be received later this year for recovery of these losses.  In addition, the Company recorded a liability of $6.5 million for its estimated cargo losses due to customers and an insurance receivable of $6.5 million as the insurance recovery is deemed probable.  Currently, the Company believes that there will be no material impact to its consolidated statement of operations in 2005 related to this fire.  However, additional claims could be submitted by EGL’s customers in excess of the Company’s insurance limits which could have a material impact to its consolidated statement of operations.

Federal income tax audit

The Company’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the IRS.  On April 8, 2005, the Company received a Revenue Agent Report from the IRS field examination team for which the Company is required to respond by May 16, 2005.  The income tax returns that are under audit are the income tax returns filed by EGL for fiscal years ended September 30, 2000, September 30, 2001, December 31, 2001, and the final income tax return filed by Circle International Group, Inc., a subsidiary of EGL, for the fiscal year ended October 2, 2000 when it was a separate company prior to the merger with EGL.

Specifically, the IRS is proposing to disallow various merger transaction costs taken as tax deductions related to the merger of EGL and Circle, and to allocate certain merger and selling, general and administrative expenses to all of its foreign affiliates which were taken as tax deductions on the 2000 and 2001 fiscal return years for both EGL and Circle.  The IRS is also proposing to disallow the deduction of various software research and development expenditures that were taken as tax deductions on the 2000 and 2001 fiscal tax returns for EGL.  The Company is protesting the proposed adjustments to the Appeals office of the IRS and will file its responses during the second quarter of 2005.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

If the proposed adjustments were upheld, the Company would be required to pay a total amount of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of operations, plus accrued interest of approximately $4 million through March 31, 2005 based on the Revenue Agent Report received.  No penalties have been proposed by the IRS as part of this examination.  Interest will continue to accrue until the matters are resolved.  The Company has started its review of the contents of the report and is in the process of preparing its responses.  The Company believes that the matters raised by the IRS were properly reported on its U.S. federal income tax returns in accordance with applicable laws and regulations in effect during the tax periods involved and is challenging these adjustments vigorously.  While the outcome of proceedings for these matters cannot be predicted with certainty, the Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and does not believe material adjustments to its tax returns are probable at this time.  However there is no assurance that the final outcome of the future proceedings with the IRS will not result in material adjustments which would have a material adverse impact on the Company’s results of operations and cash flows.

Note 9 – Employee benefit plans

The Company maintains the EGL, Inc. 401(k) Plan pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year.  During the three months ended March 31, 2004, the Company recorded charges of $250,000 related to discretionary contributions to this plan.  No discretionary contributions were made to this plan in the three months ended March 31, 2005.

Certain of our international subsidiaries sponsor defined benefit pension plans covering certain full-time employees.  Benefits are based on the employee’s years of service and compensation.  The Company’s plans are funded in conformity with the funding requirements of applicable government regulations of the country in which the plans are located.  These foreign plans are not subject to the United States Employee Retirement Income Security Act of 1974.  Components of compensation expense consisted of the following:

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Benefit cost for defined contribution plans	$ 552	$ 477
Net benefit cost for defined benefit plans:
Service cost	$ 583	$ 417
Interest cost	566	403
Expected return on plan assets	(555)	(361)
Recognized gains and losses	3	5
Amortization of prior service cost	91	89
Net pension enhancement and curtailment/ settlement expense	-	16
Net benefit cost for defined benefit plans	$ 688	$ 569
Contributions to benefit plans	$ 946	$ 641

Estimated contributions to the defined benefit plans for the period of April 1 to December 31, 2005 are approximately $1.3 million.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10 – Related party transactions

Aircraft usage payments

In conjunction with the Company’s business activities, the Company periodically utilized aircraft owned by entities controlled by James R. Crane, the Company’s Chief Executive Officer.  The Company was charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the three months ended March 31, 2004, the Company reimbursed the entities controlled by Mr. Crane approximately $504,000 for hourly usage of the plane.  In January 2005, the Company purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million to be utilized for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by Mr. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  The Company received reimbursements of $75,000 and $35,000 for the quarter ended March 31, 2005 and 2004, respectively.  The amount billed but not received as of March 31, 2005 was $25,000 and is included in other receivables on the consolidated balance sheets.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11 - Geographic and services information

The Company operates in one segment and is organized functionally in geographic divisions.  Accordingly, management focuses its attention on revenues, net revenues and income from operations associated with each of these geographic divisions when evaluating the effectiveness of geographic management.  Certain information regarding the Company’s operations by geographic division is summarized below:

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Eliminations and Adjustments	Consolidated
Three months ended March 31, 2005:	(in thousands)
Total revenues	$ 323,494	$ 24,893	$ 170,835	$ 196,937	$ (15,493)	$ 700,666
Transfers between divisions	(4,989)	(1,285)	(4,670)	(4,549)	15,493	-
Revenues from customers	$ 318,505	$ 23,608	$ 166,165	$ 192,388	$ -	$ 700,666
Total net revenues	$ 129,520	$ 5,675	$ 47,893	$ 30,344	$ -	$ 213,432
Intercompany (profits) losses	1,481	(808)	(1,096)	423	-	-
Net revenues	$ 131,001	$ 4,867	$ 46,797	$ 30,767	$ -	$ 213,432
Income before taxes	$ 9,716	$ 521	$ (2,252)	$ 5,335		$ 13,320

Three months ended March 31, 2004 (Restated):
Total revenues	$ 295,039	$ 17,976	$ 138,909	$ 148,110	$ (15,479)	$ 584,555
Transfers between divisions	(5,193)	(1,413)	(4,598)	(4,275)	15,479	-
Revenues from customers	$ 289,846	$ 16,563	$ 134,311	$ 143,835	$ -	$ 584,555
Total net revenues	$ 123,097	$ 4,159	$ 47,401	$ 26,084	$ -	$ 200,741
Intercompany (profits) losses	1,778	(1,035)	(1,847)	1,104	-	-
Net revenues	$ 124,875	$ 3,124	$ 45,554	$ 27,188	$ -	$ 200,741
Income before taxes	$ 5,163	$ 390	$ 2,275	$ 4,833		$ 12,661

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

The Company’s identifiable assets by geographic division are summarized below:

	North America	South America	Europe, Middle East, India & Africa	Asia & South Pacific	Consolidated
(in thousands)
Balance at March 31, 2005	$ 614,077	$ 36,724	$ 250,504	$ 180,480	$ 1,081,785
Balance at December 31, 2004	$ 612,174	$ 38,900	$ 251,746	$ 192,145	$ 1,094,965

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12 – Share repurchase program

On April 4, 2005, the Company’s Board of Directors adopted a stock repurchase program (the Program) to repurchase of up to $60 million in value of the Company’s outstanding common stock depending on market conditions and other factors.  The Program will expire on August 4, 2005.  As of April 29, 2005, there has been no activity related to the Program.

EGL, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected selected aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2005 and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-27288).

Restatement of Previously Issued Financial Statements

We restated our historical financial statements for the first three quarters of 2004 for errors related to recognition of straight-line rent expense when the lease term in a real estate operating lease contains a period when there are free or reduced rents (commonly referred to as “rent holidays”) and scheduled rent increases, reconciliation of various account balances and certain reclassification adjustments.  See note 2 of our 2004 Form 10-K for complete disclosures relating to this restatement of the Company’s financial statements.  All applicable amounts relating to the restatement have been reflected in the condensed consolidated financial statements and notes to the condensed consolidated financial statements included in this report.

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

We achieved gross revenues of $701 million for the period ended March 31, 2005, a 19.9% increase over gross revenues of $585 million in the first quarter of 2004.  Our financial position was strengthened by higher gross and net revenues in the first quarter of 2005.  Despite growth in business, we remain committed to leveraging our infrastructure by containing our operating expenses and improving our yield management in 2005.

Our results of operations, cash flows and financial position for the first quarter of 2005 reflect, among other things, the following:

-

leveraging our global network to increase volumes across all service offerings and geographic divisions;

-

decline in net revenue margins due to the impact of fuel surcharges and higher airline and ocean rates mainly from Asia to the U.S.;

-

improved volumes in North America forwarding market;

-

recapture of $6.0 million plus accrued interest of the EEOC Settlement Fund;

-

higher effective tax rate due to tax operating losses in Europe;

-

weakened U.S. dollar, which impacted results of operations;

-

warehouse fire in our UK operations; and

-

improved working capital management to increase cash flows from operating activities.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Leveraging our global network.  In the first quarter of 2005, we continued to leverage our global network and our ability to cross-sell services to increase volumes for all of our service offerings in all geographic divisions.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.  Also, in the first quarter of 2005, we continued to leverage our low cost North America network and customer base, as customers increasingly moved products overseas directly to U.S. distribution and retail centers.

Decline in net revenue margins.  Net revenue margins declined to 30.5% in the first quarter of 2005 compared to 34.3% in the first quarter of 2004, reflecting decreases in margins across all products but primarily air freight forwarding and ocean freight forwarding.  Air freight forwarding margin deterioration is due to under recovered fuel costs and compressed yields between Asia and the U.S.  Ocean freight forwarding margins continue to be impacted by higher carrier rates and increased volumes of business in the competitive transpacific east bound and Asia to Europe tradelines.

North America forwarding market.  Deferred shipment (third through fifth day) volumes increased by 3.7% in 2005 versus an increase of 16.5% in the first quarter of 2004 and priority (next flight out, next day or second day) volumes showed an increase of 7.7% in the first quarter of 2005 versus a decline of 11.2% in the first quarter of 2004.  In addition, U.S. imports and exports continue to increase, reflecting the strength of the U.S. economy and the continued shift of production overseas. The improvement in domestic shipment volumes added significantly to our increase in gross revenues during the quarter and improved results of operations.

Recapture of EEOC Settlement Fund.  In February 2005, in response to a joint motion filed by EGL and the EEOC, a U.S. District Court ordered the return of $6.0 million to us of $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree (see note 8 of the notes to our condensed consolidated financial statements).  The joint motion and subsequent order resulted primarily from a significantly lower number of qualified claimants than originally projected and the aggregate amount expected to be paid for all claims is less than $1.0 million.  Release of these funds resulted in $6.0 million in income in the first quarter of 2005.

Income tax.  The tax rate for the first quarter of 2005 was 46.2%, which included one time charges related to the write-off of certain deferred tax assets mainly from operating losses in Europe.  We expect the effective tax rate for the last three quarters of 2005 to be between 39% and 41%.

Foreign exchange impact on results of operations.  Our cash flows and net income are subject to fluctuations due to changes in exchange rates. We provide services to customers in locations throughout the world and, as a result, operate with many currencies, including the key currencies of North America, Latin America, Asia, the South Pacific and Europe.  In the first quarter of 2005, we incurred $116,000 of net foreign exchange losses based on the weak U.S. dollar and the relatively strong Euro.  In addition, international revenues and costs increased over the prior year due to the effects of translating amounts from foreign functional currencies to the U.S. dollar.

Warehouse fire in UK operations.  On January 9, 2005, our London (Thurrock) warehouse and all contents were destroyed by fire.  The cause of the fire is still under investigation.  We incurred $1.2 million of operating losses in the first quarter of 2005 as a result of the fire.  A preliminary business interruption claim related to the fire has been submitted to our insurance carriers with proceeds expected to be received later in the year for recovery of these losses.

Cash flows from operations.  Cash flows from operations during the first quarter of 2005 was $55.5 million, reflecting improved management of our working capital, particularly collection of fourth quarter 2004 trade receivables, and recapture of restricted cash from the EEOC Settlement Fund.

Our organization continues to focus on improving yields through strong management of purchased transportation costs and fuel surcharges by attempting to pass the costs through to our customers and improving the results in our European operations.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Results of Operations

	Three Months Ended March 31,
	2005		2004
			(Restated)
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 444,603	63.4	$ 381,883	65.3
Ocean freight forwarding	104,873	15.0	77,664	13.3
Customs brokerage and other	151,190	21.6	125,008	21.4
Revenues	$ 700,666	100.0	$ 584,555	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 123,236	27.7	$ 115,795	30.3
Ocean freight forwarding	20,864	19.9	17,232	22.2
Customs brokerage and other	69,332	45.9	67,714	54.2
Net revenues	213,432	30.5	200,741	34.3
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	125,202	58.7	114,214	56.9
Other selling, general and administrative expenses	80,482	37.7	72,924	36.3
EEOC legal settlement	(5,975)	(2.8)	-	-
Operating income	13,723	6.4	13,603	6.8
Nonoperating expense, net	403	0.2	942	0.5
Income before provision for income taxes	13,320	6.2	12,661	6.3
Provision for income taxes	6,155	2.9	5,369	2.7
Net income	$ 7,165	3.3	$ 7,292	3.6

Three Months Ended March 31, 2005 Compared To Three Months Ended March 31, 2004

Revenues increased $116.1 million, or 19.9%, to $700.7 million in the three months ended March 31, 2005 compared to $584.6 million in the three months ended March 31, 2004 due to increases from all product lines.  Net revenues, which represent revenues less freight transportation costs, increased $12.7 million, or 6.3%, to $213.4 million in the three months ended March 31, 2005 compared to $200.7 million in the three months ended March 31, 2004 due to increases in both air freight forwarding and customs brokerage and other net revenues followed by modest increases in ocean freight forwarding net revenues.  Net revenue margins of 30.5% declined by 380 basis points from the first quarter of 2004 reflecting the impact of higher fuel costs that were not absorbed by our customers and increased ocean rates.

Air freight forwarding revenues.  Air freight forwarding revenues increased $62.7 million, or 16.4%, to $444.6 million in the three months ended March 31, 2005 compared to $381.9 million in the three months ended March 31, 2004 primarily due to volume increases in all geographic divisions, especially in Asia Pacific where we continue to see large increases in both volumes and weights shipped.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Air freight forwarding net revenues increased $7.4 million, or 6.4%, to $123.2 million in the three months ended March 31, 2005 compared to $115.8 million in the three months ended March 31, 2004.  Air freight forwarding margins decreased to 27.7% for the three months ended March 31, 2005 compared to 30.3% for the three months ended March 31, 2004, primarily due to increased fuel costs not absorbed by our customers.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $27.2 million, or 35.0%, to $104.9 million in the three months ended March 31, 2005 compared to $77.7 million in the three months ended March 31, 2004.  The increase in revenues was principally due to volume increases in all geographic divisions, especially Asia Pacific, due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $3.7 million, or 21.5%, to $20.9 million in the three months ended March 31, 2005 compared to $17.2 million in the three months ended March 31, 2004 primarily due to increases in Europe/Middle East.  Ocean forwarding margins, however, decreased to 19.9% in the three months ended March 31, 2005 compared to 22.2% in the three months ended March 31, 2004 due primarily to higher carrier rates and increased volumes of business in the competitive transpacific east bound and Asia to Europe tradelanes.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $26.2 million, or 21.0%, to $151.2 million in the three months ended March 31, 2005 compared to $125.0 million in the three months ended March 31, 2004.  Customs brokerage revenues increased primarily due to growth in Europe/Middle East trade activity.  Warehousing and logistics revenues increased due to growth in North America and Asia Pacific offset by a decrease in Europe/Middle East as a result of a $2.8 million termination fee for a logistics project in Europe recorded in the first quarter of 2004.

Customs brokerage and other net revenues increased by $1.6 million, or 2.4%, to $69.3 million in the three months ended March 31, 2005 compared to $67.7 million in the three months ended March 31, 2004.  Customs brokerage and other margins decreased to 45.9% for the three months ended March 31, 2005 compared to 54.2% for the three months ended March 31, 2004 primarily due to lower margins in North America, Asia Pacific and Europe/Middle East resulting from termination or completion of several high margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $11.0 million, or 9.6%, to $125.2 million in the three months ended March 31, 2005 compared to $114.2 million in the three months ended March 31, 2004.  As a percentage of net revenues, personnel costs were 58.7% in the three months ended March 31, 2005 compared to 56.9% in the three months ended March 31, 2004.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange effects.  Our headcount increased only 13.0% compared to a 19.9% increase in gross revenues.  The increase was partially offset by lower incentive compensation expense.  EGL has historically maintained incentive bonus, profit sharing and sales commission compensation plans to reward attainment of targets.  For 2005, we introduced incentive bonus and profit sharing compensation plans which include a combination of target achievements related to total company financial performance, business unit financial performance and individual goals and objectives.  The change in the plans resulted in a lower level of incentive compensation expense in the first quarter of 2005.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $7.6 million, or 10.4%, to $80.5 million in the three months ended March 31, 2005 compared to $72.9 million in the three months ended March 31, 2004.  As a percentage of net revenues, other selling, general and administrative expenses were 37.7% in the three months ended March 31, 2005 compared to 36.3% in the three months ended March 31, 2004.  The increase is primarily due to increased fees for the continued deployment of our Vision suite of technologies – freight forwarding, accounting and human resources systems - as well as increased office/warehouse facilities rent and increases in property taxes in North America and fuel costs in all geographic regions, offset by a decrease in property taxes in Europe.  We also accrued $1.4 million for a potential refund of an alleged preferential

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

payment received from a customer currently involved in a bankruptcy proceeding.  These increases have been offset by lower insurance premiums and claims activity.

EEOC legal settlement.  We recaptured $6.0 million of the $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating expense, net.  For the three months ended March 31, 2005, nonoperating expense, net, was $403,000 compared to $942,000 for the three months ended March 31, 2004.  The $539,000 change was primarily due to a $337,000 decrease in foreign exchange losses due to a strengthening of the U.S. dollar and a $1.1 million decrease in net interest expense, offset by a $799,000 decrease in income from affiliates.  Income from affiliates was $720,000 in the first quarter of 2004 compared to a loss of $79,000 in the first quarter of 2005.

Effective tax rate.  The effective tax rate for the three months ended March 31, 2005 was 46.2% compared to 42.4% for the three months ended March 31, 2004.  The increase in the effective tax rate is due to one time charges related to the write-off of certain deferred tax assets mainly from operating losses in Europe.  For the remainder of 2005, we expect our effective income tax rate to be between 39% and 41%.

Liquidity and Capital Resources

General

Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control.  If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors.  Historically, we have generated higher cash flow from operations in the first half of the year than the second half of the year, reflecting the seasonality of our business.

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

As primarily a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2005 will be in the range of $48 to $52 million, with a range of $26 to $30 million expected on information systems expenditures.  Our capital expenditures for the three months ended March 31, 2005, were $18.7 million, including $12.5 million for the purchase of a corporate plane.  In addition, on April 4, 2005 our Board of Directors authorized the repurchase of up to $60 million, depending on market conditions and other factors, of our outstanding common stock in connection with a stock repurchase program.  As of April 29, 2005, there has been no activity related to the stock repurchase program.

Based on current plans, we believe that our existing capital resources, including $134.3 million of cash and cash equivalents and $128.2 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through March 31, 2006.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities,

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

Cash flows from operating activities.  Net cash provided by operating activities was $55.5 million in the three months ended March 31, 2005 compared to $35.7 million in the three months ended March 31, 2004.  The increase in the three months ended March 31, 2005 was primarily due to a $26.3 million net increase in cash from changes in working capital for the three months ended March 31, 2005 compared to an $18.2 million net increase in cash from changes in working capital for the three months ended March 31, 2004.  The positive working capital cash flow in the first quarter of 2005 was due to a decrease in trade receivables resulting from collection of our balances from the fourth quarter of 2004.  Additionally during the three months ended March 31, 2005, $7.5 million was transferred from restricted cash primarily as a result of the U.S. District Court order granting the recapture of $6.0 million of the Settlement Fund.

Cash flows from investing activities.  Net cash used in investing activities in the three months ended March 31, 2005 was $17.9 million compared to $8.3 million in the three months ended March 31, 2004.  We incurred capital expenditures of $18.7 million during the three months ended March 31, 2005 as compared to $8.4 million during the three months ended March 31, 2004.  Capital expenditures in 2005 primarily relate to the purchase of a corporate plane for $12.5 million.

Cash flows from financing activities.  Net cash provided by financing activities in the three months ended March 31, 2005 was $1.9 million compared to net cash used of $32.5 million in the three months ended March 31, 2004.  During the three months ended March 31, 2004, we repurchased and retired approximately 2.4 million shares of our common stock for $38.1 million in cash.  Net repayment of debt was $2.8 million for the three months ended March 31, 2005 compared to net issuance of debt of $6.9 million in the three months ended March 31, 2004.  We received $5.4 million in proceeds from the exercise of approximately 285,000 stock options in the three months ended March 31, 2005 compared to $202,000 in proceeds from the exercise of approximately 20,000 stock options in the three months ended March 31, 2004.  Repayment of capital leases and software maintenance was $886,000 for the three months ended March 31, 2005 compared to repayment of capital leases, software maintenance and financed insurance premiums of $1.5 million in the three months ended March 31, 2004.

Credit facility

Effective September 16, 2004, we entered into a new unsecured $150 million revolving credit facility (Credit Facility).  The Credit Facility is with a syndicate of six financial institutions, with Bank of America, N.A. as collateral and administrative agent for the lenders, and matures on September 15, 2009.  The Credit Facility replaced a $100 million credit facility (Prior Credit Facility) that was to mature in December 2004.  Borrowings under the Credit Facility may be used to make dividends or share repurchases, working capital and capital expenditures, make permitted acquisitions and for general corporate purposes.  The Credit Facility contains a $75 million sub-facility for letters of credit.  We had $21.8 million in letters of credit outstanding and unused borrowing capacity of $128.2 million under the Credit Facility as of March 31, 2005.  Under the terms of the Credit Facility, we are not required to pledge assets as collateral.

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

-

a requirement that we maintain on a rolling four quarter basis a ratio of Net Funded Debt (as defined in the Credit Facility) to consolidated EBITDA (as defined in the Credit Facility) of not greater than 3.0 to 1.0, and

-

a requirement that we maintain on a rolling four quarter basis a ratio of consolidated EBIT (as defined in the Credit Facility) to consolidated interest charges of not less than 3.0 to 1.0.

The Credit Facility contains customary events of default.  If a default occurs and is continuing, we must repay all amounts outstanding under the Credit Facility.  We were in compliance with the restrictions of the Credit Facility as of March 31, 2005.

The Prior Credit Facility with Bank of America, N.A. was terminated by us on September 15, 2004 in advance of its stated termination date without any early termination penalties.  Deferred financing fees of $1.3 million are being amortized over five years as a component of interest expense.

Release of restricted cash.  In February 2005, in response to a joint motion filed by EGL and the EEOC, a U.S. District Court ordered the return of $6.0 million to us of the $8.5 million previously held in an established fund to resolve potential claims in connection with a 2001 consent decree (see note 8 of the notes to our consolidated financial statements).  The joint motion and subsequent order resulted primarily from a significantly lower number of qualified claimants than originally projected.  The aggregate amount expected to be paid for all claims is less than $1.0 million.  Release of these funds resulted in $6.0 million in income in the first quarter of 2005.

Other guarantees.  Several of our foreign operations guarantee amounts associated with our international freight forwarding services.  These include IATA (International Air Transportation Association) guarantees, customs bonds and other working capital credit facilities issued in the normal course of business.  As of March 31, 2005, guarantees and credit facilities totaled $78.9 million, and we had $54.3 million of guarantees, customs bonds and borrowings against facilities outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $23.1 million which were recorded as liabilities on our condensed consolidated balance sheet.

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of March 31, 2005, $36.0 million of this software was under development and was not being depreciated.  Our expected capital expenditures for the year ending December 31, 2005 are approximately $48 to $52 million, including approximately $26 to $30 million for information technology development and upgrades.

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

Federal income tax audit.  As discussed in note 8 of the notes to our condensed consolidated financial statements, EGL’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the IRS.  On April 8, 2005, we received a Revenue Agent Report from the IRS field examination team which proposes, among other items, to disallow various merger transaction costs and various software research and development expenditures taken as tax deductions.  If the proposed adjustments are upheld, we would be required to pay a total of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of operations, plus accrued interest of approximately $4 million through March 31, 2005.  We are protesting the proposed adjustments to the Appeals office of the IRS.  We believe our U.S. federal income tax returns were completed in accordance with applicable laws and regulations and do not believe material adjustments to our tax returns are probable.  However, there is no assurance that the final outcome will not result in material adjustments which would have a material adverse impact on our results of operations and cash flows.

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

Related Party Transactions

Aircraft usage payments

In conjunction with our business activities, we periodically utilized aircraft owned by entities controlled by Mr. Crane.  We were charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the three months ended March 31, 2004, we reimbursed the entities controlled by Mr. Crane approximately $504,000 for hourly usage of the plane.  In January 2005, we purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million to be utilized for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

Shared employees

Certain of our employees also perform services for unaffiliated companies owned by Mr. Crane.  We are reimbursed for these services based upon an allocation percentage of total salaries agreed to by EGL and Mr. Crane.  We received reimbursements of $75,000 and $35,000 for the quarter ended March 31, 2005 and 2004, respectively.  The amount billed but not received as of March 31, 2005 was $25,000 and is included in other receivables on the consolidated balance sheets.

New Accounting Pronouncements and Critical Accounting Policies

See note 1 of the notes to the consolidated financial statements for the year ended December 31, 2004 in our Annual Report on Form 10-K and see note 1 of the notes to the condensed consolidated financial statements included in Item I.

EGL, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report.   In the course of this evaluation, management considered the material weaknesses in our internal control over financial reporting discussed below and our remediation efforts during the first quarter of 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective, as of March 31, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  In light of the material weaknesses, we performed additional analyses and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

As described in our Annual Report on Form 10-K, as of December 31, 2004 we concluded that the following control deficiencies constituted material weaknesses:

1.

Lack of effective controls over the determination of  income tax account balances.  The Company did not maintain effective controls over the determination of income tax account balances.  Specifically, the Company did not maintain effective controls over: (i) the calculation of the income tax provision, (ii) the proper recording of deferred tax assets and related valuation allowances, (iii) the monitoring of its current and deferred income tax accounts on a worldwide basis, and (iv) reconciliation of the differences between the tax basis and book basis of each component of the Company’s balance sheet with the deferred tax asset and liability accounts.

In an effort to remediate this material weakness, we have hired additional staff and continue to pursue the addition of an Accounting for Income Tax Manager and the implementation of global training programs to address the complexities in accounting for current and deferred income taxes under United States generally accepted accounting principles.

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

In an effort to remediate this material weakness, we continue to utilize contract labor to fulfill staffing needs to ensure timely and accurate completion of account reconciliations and analysis and have added additional monitoring to ensure adequacy of reconciliations.  We also continue to pursue improving the organization structure to achieve the proper levels of quantity and quality of our accounting, finance and internal audit personnel.

Other than discussed above, there has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 2, 2001, we and the EEOC announced the filing of a Consent Decree settlement. Under the Consent Decree, we agreed to pay $8.5 million into a fund to compensate individuals who claim to have experienced discrimination (“Settlement Fund”).  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (“LDP”).  In entering the Consent Decree, we made no admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001 and became effective on October 3, 2002 following the dismissal of all appeals related to the Decree.

The Claims administration process under the Consent Decree was completed by EGL and the EEOC in early 2005.  Of the 2,073 claims received, only 203 were deemed to be eligible for a monetary distribution from the Settlement Fund.  The total distribution amount for these 203 claims is approximately $903,000.  EGL and the EEOC submitted a proposed agreement to the Court in February 2005 regarding disbursements of the excess funds in the Settlement Fund.  On February 10, 2005 the Court entered an Order directing that EGL recapture $6.0 million plus accrued interest from the Settlement Fund.  Release of these funds resulted in $6.0 million in income in the first quarter of 2005.  The Court also approved the parties’ agreement to transfer $1.4 million to the LDP.  From that amount, EGL has reimbursed itself $582,000 for corporate funds previously expended on LDP expenses.  The Court further approved the parties’ agreement to retain $1.1 million in the Settlement Fund for the payment of eligible claims.  Notices are being sent currently to eligible claimants who will have a forty-five day period to accept a monetary distribution or “opt out” of the Consent Decree settlement.  Eligible claimants may also object to an award, but to do so they must notify the Claims Administrator within thirty days of the date of their eligibility notice.  To the extent any additional claims are determined to be eligible as a result of the objection process, any additional monetary distributions will be drawn from the $1.1 million reserved in the Settlement Fund.  If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

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

EGL, INC.

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

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following:  the Company’s plan to reduce costs (including the scope, timing, impact and effects thereof); pending or expected financing transactions; the Company’s ability to improve its cost structure; our ability to pass-through fuel surcharges; the Company’s ability to reduce its tax rate for the remainder of 2005; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company’s services to domestic and global economic conditions; cost management efforts; expected growth; the results, timing, outcome or effect of litigation or tax audits and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit facility proceeds; the timing and amount of repurchases of our outstanding common stock; the effectiveness of the Company’s disclosure controls and procedures (including remediation efforts with respect to material weaknesses); the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; fluctuations in currency valuations; fluctuations in interest rates; the impact of the war in Iraq and other tensions in the Middle East; ability to continue growth and implement growth and business strategy; ability to improve results in our European operations; the development, implementation, upgrade and integration of our financial and operational information systems; the amount and timing of capital expenditures; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.

The Company’s results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to costs, delays and difficulties related to acquisitions or mergers, including the integration of systems, operations and other businesses; deployment of global financial and operational information systems; the Company’s dependence on its ability to attract and retain skilled managers and other personnel; the intense competition within the freight industry; the uncertainty of the Company’s ability to manage and continue its growth and implement its business strategy; the Company’s dependence on the availability of cargo space to serve its customers; the potential for liabilities if certain independent owner/operators that serve the Company are determined to be employees; effects of regulation;  the results of litigation; the Company’s vulnerability to general economic conditions and dependence on its principal customers; the Company’s vulnerability to risks inherent in operating in international markets, including without limitation, general political and economic instability in international markets as a result of, among other things, the war in Iraq and other tensions in the Middle East, concerns of possible terrorism directed against the United States and its interests, the impact of SARS, or

EGL, INC.

other military or trade or travel disruptions; the timing, success and effects of the Company’s restructuring; whether the Company enters into arrangements with third parties relating to leased aircraft and the terms of such arrangements; responses of customers to the Company’s actions by the Company’s principal shareholder; the effect of any tax audits of our domestic and/or foreign tax filings; the effects of changes in forecasts of the Company’s effective income tax rates; the timing and amount of repurchases of our outstanding common stock; the lack of effectiveness of the Company’s disclosure controls and procedures; the likelihood and/or result of any audit or review of the Company’s Department of Transportation grant application; accuracy of accounting and other estimates; the Company’s potential exposure to claims involving its local pick up and delivery operations; the Company’s future financial and operating results, cash needs and demand for its services; the impact of heightened security measures on our ability to do business; changes in accounting policies; and the Company’s ability to maintain and comply with permits and licenses; as well as other factors detailed in the Company’s filings with the Securities and Exchange Commission including those detailed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” in the Company’s Form 10-K for the year ended December 31, 2004.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  The Company undertakes no responsibility to update for changes related to these or any other factors that may occur subsequent to this filing.

ITEM 6.  EXHIBITS:

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

Date:  May 10, 2005

By:

/s/ James R. Crane

_______________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  May 10, 2005

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