Form 10-Q
period 2005-06-30
EGL INC
filed 2005-08-09
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005
or
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
YES X NO ____
At July 29, 2005 the number of shares outstanding of the registrant’s common stock was 47,282,793 (net of 5,856,177 treasury shares).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 104,283	$ 92,918
Restricted cash	9,405	17,004
Short-term investments and marketable securities	37	587
Trade receivables, net of allowance of $11,510 and $14,069	550,229	611,594
Other receivables	22,095	21,147
Deferred income taxes	11,062	10,106
Other current assets	33,188	24,781
Total current assets	730,299	778,137
Property and equipment, net	190,564	178,218
Investment in an unconsolidated affiliate	576	619
Goodwill	110,894	108,470
Deferred income taxes	3,083	648
Other assets, net	31,731	28,771
Total assets	$ 1,067,147	$ 1,094,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 336,298	$ 337,137
Accrued salaries and related costs	57,246	46,465
Current portion of long-term debt	53,200	19,426
Income taxes payable	9,367	4,716
Accrued selling, general and administrative expenses and other liabilities	74,965	82,926
Total current liabilities	531,076	490,670
Deferred income taxes	20,782	19,421
Long-term debt	18,168	12,752
Other noncurrent liabilities	17,679	18,786
Total liabilities	587,705	541,629
Minority interests	1,236	802
Commitments and contingencies (Notes 3, 10 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 53,136 and 52,841 shares issued; 47,315 and 51,915 shares outstanding	53	53
Additional paid-in capital	247,803	241,117
Retained earnings	359,743	339,876
Accumulated other comprehensive loss	(20,526)	(12,625)
Unearned compensation	(137)	(124)
Treasury stock, 5,821 and 926 shares held	(108,730)	(15,865)
Total stockholders’ equity	478,206	552,432
Total liabilities and stockholders’ equity	$ 1,067,147	$ 1,094,863

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Six Months Ended
	June 30,
	2005	2004
		(Restated)
Revenues	$ 1,481,920	$ 1,221,868
Cost of transportation	1,031,992	812,056
Net revenues	449,928	409,812
Operating expenses:
Personnel costs	261,124	229,781
Other selling, general and administrative expenses	160,053	150,823
EEOC legal settlement	(5,975)	-
Operating income	34,726	29,208
Nonoperating income, net	1,862	5,821
Income before provision for income taxes	36,588	35,029
Provision for income taxes	16,721	13,616
Net income	$ 19,867	$ 21,413

Basic earnings per share	$ 0.39	$ 0.46
Basic weighted-average common shares outstanding	51,328	45,819
Diluted earnings per share	$ 0.38	$ 0.45
Diluted weighted-average common shares outstanding	51,692	51,872

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	June 30,
	2005	2004
		(Restated)
Revenues	$ 781,254	$ 637,313
Cost of transportation	544,758	428,242
Net revenues	236,496	209,071
Operating expenses:
Personnel costs	135,922	115,567
Other selling, general and administrative expenses	79,571	77,899
Operating income	21,003	15,605
Nonoperating income, net	2,265	6,763
Income before provision for income taxes	23,268	22,368
Provision for income taxes	10,566	8,247
Net income	$ 12,702	$ 14,121

Basic earnings per share	$ 0.25	$ 0.31
Basic weighted-average common shares outstanding	50,614	44,744
Diluted earnings per share	$ 0.25	$ 0.30
Diluted weighted-average common shares outstanding	50,863	50,944

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Six Months Ended
	June 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$ 19,867	$ 21,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,783	17,030
Bad debt expense	3,306	2,601
Stock-based compensation expense	168	226
Impairment of assets	146	51
Deferred income tax expense (benefit)	(2,021)	245
Tax benefit of stock options exercised	1,196	1,083
Equity in (earnings) losses of affiliates	43	(2,138)
Minority interests	(20)	314
Transfers (to) from restricted cash, net	7,585	(759)
Gain on sale of unconsolidated affiliate	-	(6,738)
Other	(65)	314
Net effect of changes in working capital, net of assets acquired	44,670	22,669
Net cash provided by operating activities	92,658	56,311
Cash flows from investing activities:
Capital expenditures	(25,431)	(21,936)
(Purchase) sale of short-term investments	550	(54)
Proceeds from sales of other assets	1,025	446
Acquisitions of businesses, net of cash acquired	-	(16,216)
Earnout payments	(4,186)	(3,200)
Proceeds from sale of unconsolidated affiliate	-	6,738
Collection of notes receivable	873	346
Net cash used in investing activities	(27,169)	(33,876)
Cash flows from financing activities:
Issuance of debt under revolving line of credit	37,100	-
Issuance (repayment) of other debt, net	(4,566)	6,912
Payment of financing fees	(15)	(300)
Repayment of financed insurance premiums and software maintenance, net	(1,516)	(2,198)
Repayment of capital leases	(863)	(371)
Repurchases of common stock	(93,588)	(59,079)
Proceeds from exercise of stock options	5,497	10,150
Issuance of common stock for employee stock purchase plan	535	319
Cash received from minority interest partners	535	-
Dividends paid to minority interest partners	(82)	(18)
Net cash used in financing activities	(56,963)	(44,585)
Effect of exchange rate changes on cash	2,839	(2,091)
Increase (decrease) in cash and cash equivalents	11,365	(24,241)
Cash and cash equivalents, beginning of the period	92,918	94,099
Cash and cash equivalents, end of the period	$ 104,283	$ 69,858
See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Unearned compensation	Total

	Shares	Amount			Shares	Amount
Balance at December 31, 2004	52,841	$ 53	$ 241,117	$ 339,876	(926)	$ (15,865)	$ (12,625)	$ (124)	$ 552,432
Net income	-	-	-	19,867	-	-	-	-	19,867
Change in value of marketable securities, net	-	-	-	-	-	-	(2)	-	(2)
Foreign currency translation adjustments	-	-	-	-	-	-	(7,899)	-	(7,899)
Issuance of shares under employee stock purchase plan	-	-	(43)	-	31	578	-	-	535
Repurchase of common stock	-	-	-	-	(4,934)	(93,588)	-	-	(93,588)
Exercise of stock options and issuance of restricted stock awards with related tax benefit	295	-	6,698	-	8	145	-	(150)	6,693
Stock-based compensation expense	-	-	31	-	-	-	-	137	168
Balance at June 30, 2005	53,136	$ 53	$ 247,803	$ 359,743	(5,821)	$ (108,730)	$ (20,526)	$ (137)	$ 478,206

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position at June 30, 2005 and the results of its operations for the three and six months ended June 30, 2005 and its cash flows for the six months ended June 30, 2005.  Results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

Note 1 - Organization, operations and summary of significant accounting policies

EGL is a global transportation, supply chain management and information services company dedicated to providing flexible logistics solutions on a price competitive basis.  The Company’s services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services.  The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents.  The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, India, South America and South Pacific (see Note 14).

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

Restatement of previously issued financial statements

The Company restated its historical financial statements for the first three quarters of 2004 for errors related to (1) recognition of straight-line rent expense when the lease term in a real estate operating lease contains a period when there are free or reduced rents (commonly referred to as “rent holidays”) and scheduled rent increases, (2) reconciliation of various account balances and (3) certain reclassification adjustments.  See the Company’s 2004 Form 10-K for disclosures relating to this restatement of the Company’s financial statements.  All applicable amounts relating to the restatement have been reflected in the condensed consolidated financial statements and notes to the condensed consolidated financial statements.

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

Stock-based compensation

The Company has seven stock-based employee compensation plans under which stock-based awards have been granted.  The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The intrinsic value method used by the Company generally results in no compensation expense being recorded for stock option grants made by the Company because those grants are typically made with option exercise prices substantially equal to fair market value at the date of option grant.  The application of the alternative fair value method under Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee’s rights in the options vest.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in thousands, except per share amounts):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income as reported	$ 19,867	$ 21,413	$ 12,702	$ 14,121
Add: Total stock-based compensation expense included in net income, net of tax	91	157	49	68
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	974	1,560	455	711
Pro forma net income	$ 18,984	$ 20,010	$ 12,296	$ 13,478
Earnings per share:
Basic-as reported	$ 0.39	$ 0.46	$ 0.25	$ 0.31
Basic-pro forma	0.37	0.44	0.24	0.30
Diluted-as reported	0.38	0.45	0.25	0.30
Diluted-pro forma	0.37	0.42	0.24	0.28

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive income (loss)

Components of comprehensive income are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$ 19,867	$ 21,413	$ 12,702	$ 14,121
Valuation change of marketable securities, net	(2)	-	(2)	-
Foreign currency translation adjustments	(7,899)	(2,900)	(4,303)	(3,533)
Comprehensive income	$ 11,966	$ 18,513	$ 8,397	$ 10,588

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation.” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged.  In April 2005, the SEC adopted a rule that amends the adoption date of SFAS 123R to January 1, 2006.  In addition, SFAS 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  The Company is required to adopt SFAS 123R beginning January 1, 2006.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition alternatives include prospective and retrospective adoption methods, prior periods may be restated either at the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects the adoption of SFAS 123R will have a material impact on the consolidated results of operations and, earnings per share.

In December 2004, the FASB issued FASB Staff Position No. 109–2 (FSP 109–2), “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability.  FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The Company has not yet determined if it intends to repatriate foreign earnings under the provisions in the Act.  Thus, the Company’s consolidated financial statements do not reflect a provision for taxes related to this election.  Any such repatriation under the Act must occur by December 31, 2005.  The range of any reasonable amount of repatriation is not available at this time.  The maximum amount as prescribed in the Act is $500 million.  The Company is continuing to evaluate whether it will be able to make the election during 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2007.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or discovers in future periods errors which require correction.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On July 14, 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109. The proposed interpretation would require companies to recognize the best estimate of an uncertain tax position only if it is probable of being sustained on audit by the taxation authorities. Subsequently, the tax benefit would be derecognized (by either recording a tax liability or decreasing a tax asset) when the probable threshold is no longer met and it is more likely than not that the tax position will not be sustained.

The proposed Interpretation would be effective for years ending after December 15, 2005 and treated as a change in accounting policy. It would require companies to assess all uncertain tax positions and only those meeting the probable threshold at the transition date would continue to be recognized. The difference between the amount previously recognized and the amount recognized after applying the proposed Interpretation would be recorded as the cumulative-effect adjustment in the 2005 statement of operations (restatement is not permitted). The comment period ends September 12, 2005.  The Company has not yet determined any impact of this exposure draft.

Note 2 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the three and six months ended June 30, 2005 and 2004.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Stock options are the only potentially dilutive share equivalents the Company currently has outstanding for the three and six months ended June 30, 2005.  In addition, shares related to the convertible notes issued in December 2001 are included in diluted earnings per share for the six months and three months ended June 30, 2004.  The notes were converted to common shares in December 2004.

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income—used in basic earnings per common share	$ 19,867	$ 21,413	$ 12,702	$ 14,121
Interest expense and deferred financing fee
amortization on convertible notes, net of tax	-	1,840	-	920
Net income—used in diluted earnings per common share	$ 19,867	$ 23,253	$ 12,702	$ 15,041

Weighted-average common shares outstanding—used in basic earnings per common share	51,328	45,819	50,614	44,744
Net dilutive potential common shares issuable on exercise of options	364	317	249	464
Conversion of convertible senior notes	-	5,736	-	5,736
Weighted-average common shares and dilutive potential common shares used in diluted earnings per common share	51,692	51,872	50,863	50,944

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Net dilutive potential common shares issuable:
On exercise of options - exercise price greater than average market value during period	1,202	2,854	1,365	1,798

In addition, up to 311,000 shares associated with the December 2004 grant of contingently issuable restricted stock and options have been excluded from the basic and diluted earnings per share calculation as the contingency has not been met.

Note 3 – Future lease obligations

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated due to excess capacity resulting from the Company having multiple facilities in certain locations and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  Vacant facility accruals are included in other liabilities and other non-current liabilities on the condensed consolidated balance sheet.  The changes in these accruals during the six months ended June 30, 2005 are as follows:

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2004	$ 6,576
Revisions to estimates	642
Payments	(1,229)
Accrued liability at June 30, 2005	$ 5,989

Amounts recorded for future lease obligations are net of approximately $20.3 million in anticipated future recoveries from actual sublease agreements and $7.5 million from expected sublease agreements as of June 30, 2005.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of June 30, 2005 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2005 to 2025 and sublease agreements expire from 2005 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Note 4 – Restructuring

In June 2005, the Company announced that it was eliminating approximately 350 full-time, part-time and contractor positions in connection with a cost reduction plan.  The reductions were primarily in the United States and Europe.  The Company incurred a pre-tax charge of approximately $1.6 million in connection with the reductions in workforce in the second quarter of June 30, 2005.  In Europe, the Middle East and Africa, North America and South America, the charges incurred were approximately $1.1 million, $392,000 and $97,000, respectively.  Of this amount, approximately $537,000 had been paid as of June 30, 2005 and the remainder will be paid in the third quarter of 2005.

Note 5 – Financing receivables

Financing receivables represent sales-type and direct-financing leases resulting from the marketing of trucks obtained from third party manufacturers by Ashton Leasing Company.  These receivables typically have terms from three

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to five years and are usually collateralized by a security interest in the underlying assets.  Financing receivables also include billed receivables from operating leases.  The components of net financing receivables, which are included in other current receivables and other assets, are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Minimum lease payments receivable	$ 19,105	$ 13,116
Unearned income	(7,159)	(5,125)
Reserve for estimated driver defaults	(18)	-
Financing receivables, net	11,928	7,991

Less current portion	(2,305)	(1,727)
Amounts due after one year	$ 9,623	$ 6,264

Note 6 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts:

	June 30,	December 31,
	2005	2004
	(in thousands)
General and administrative expense accruals	$ 24,817	$ 28,949
Insurance payable	16,804	7,161
Other current liabilities	14,706	13,610
Accrued professional fees and legal matters	10,797	23,723
Other accrued taxes	6,300	6,958
Vacant facilities accruals	1,541	2,525
Total	$ 74,965	$ 82,926

Note 7 – Debt

Debt consists of the following amounts:

	June 30, 2005	December 31, 2004
	(in thousands)
Revolving line of credit	$ 37,100	$ -
Financed vehicles	14,874	9,821
Borrowings on international credit facilities	9,514	8,953
Financed software licenses and maintenance	3,330	3,366
Mortgage payable	1,228	1,347
Notes payable to sellers	600	5,600
Other debt	4,722	3,091
Total debt	71,368	32,178

Current portion of debt	53,200	19,426
Long-term debt	$ 18,168	$ 12,752

Domestic credit facility

Effective September 16, 2004, the Company entered into a new unsecured $150 million revolving credit facility (Credit Facility).  The Credit Facility is with a syndicate of six financial institutions, with Bank of America, N.A. (the Bank) as collateral and administrative agent for the lenders, and matures on September 15, 2009.  The Credit Facility

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

replaced a $100 million credit facility (Prior Credit Facility) that was to mature in December 2004.  Borrowings under the Credit Facility may be used to make dividends or share repurchases, working capital and capital expenditures, make permitted acquisitions and for general corporate purposes.  The Credit Facility contains a $75 million sub-facility for letters of credit.  The Company had $20.9 million in letters of credit outstanding and unused borrowing capacity of $92.0 million under the Credit Facility as of June 30, 2005.  Under the terms of the Credit Facility, the Company is not required to pledge assets as collateral.

Amounts currently outstanding under the Credit Facility are classified as current portion of long-term debt on the Company’s condensed consolidated balance sheet as of June 30, 2005 as the Company’s intent is to repay within twelve months.  As of June 30, 2005, the interest rate on this outstanding debt was 6.25%.

International credit facilities and other debt

As of June 30, 2005, the Company had $18.5 million capacity on international credit facilities and $9.5 million outstanding under those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of the Company’s wholly-owned subsidiary in Thailand, which is payable in annual installments of $200,000 through 2008.  As of June 30, 2005, the Company has no amounts outstanding under financed insurance premiums; however, the Company may finance future insurance premiums as the Company’s insurance policies renew.  Financed software licenses and maintenance are payable in quarterly installments of approximately $736,000 each through March 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $307,000 through July 2010 and have implied interest rates averaging 6.5%.

Note 8 – Share repurchase program

On April 4, 2005, the Company’s Board of Directors adopted a stock repurchase program to repurchase up to $60 million in value of the Company’s outstanding common stock depending on market conditions and other factors with an expiration date of August 4, 2005.  On May 31, 2005, the Board of Directors approved an increase in the maximum dollar amount of shares to be repurchased from $60 million to $120 million and extended the expiration date to September 28, 2005.  As of June 30, 2005, the Company has repurchased a total of 4.9 million shares at an average price of $18.97 per share for approximately $93.6 million.  As of July 29, 2005, an additional 35,200 shares have been repurchased for approximately $705,000 resulting in total purchases of approximately $94.3 million at an average price of $18.98 per share.

Note 9 – Earnout payments

In connection with the Company’s acquisition of Miami International Forwarders in 2003 and the buyout of a minority interest partner in Thailand in 2001, the Company made earnout payments totaling $4.2 million in the six months ended June 30, 2005.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company secures guarantees primarily by three methods:  a $75 million standby letter of credit subfacility (Note 7), surety bonds and security time deposits, which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line facilities issued in the normal course of business.  IATA-related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line facilities include, but are not limited to, facilities associated with insurance requirements and certain potential tax obligations.  Generally, facilities have one-year or two-year terms and are renewed upon expiration.  As of June 30, 2005, total IATA-related guarantees, customs bonds and other working capital credit line facilities were approximately $74.8 million.  Approximately $54.2 million of guarantees, customs bonds and borrowings against credit line facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $21.8 million which were recorded as liabilities on the Company’s consolidated balance sheet.

Note 11 – Contingencies

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Notices were sent to all ineligible and eligible claimants who had forty-five days to accept a monetary distribution or “opt out” of the Consent Decree settlement.  Through August 8, 2005, 166 eligible Claimants have been sent settlement checks totaling approximately $775,000.  Only three Claimants have rejected awards and opted out of the settlement.  Eligible claimants also had the option of objecting to an award, but to do so they must have notified the Claims Administrator within thirty days of the date of their eligibility notice.  To date, all objections have been resolved by agreement between the EEOC and the Company’s counsel.  If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

To the extent any of the individual plaintiffs or any other persons who have opted out of the settlement pursue individual claims; the Company intends to continue to vigorously defend against their allegations.  The Company currently expects to prevail in its defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve any other lawsuits and related issues or the degree of any adverse affect these matters may have on the Company’s financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in the Company’s working capital and liquidity and recognition of a loss in the Company’s consolidated statement of operations.

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

During the first quarter of 2005, the Company recorded a loss and recognized an insurance recovery of $721,000 for property destroyed in the fire.  In February 2005, the Company received an interim payment on its property claim of $673,000.  The Company incurred $1.2 million of pre-tax operating losses in the first quarter of 2005 as a result of the fire.  A preliminary business interruption claim related to the fire has been submitted to our insurance carriers with a $928,000 initial payment received in May 2005, of which $567,000, $163,000 and $198,000 are recorded in revenues, personnel costs and other selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations, and the remaining proceeds expected to be received later this year for recovery of these losses.  In the first quarter of 2005, the Company recorded a liability of $6.5 million for its estimated cargo losses due to customers and an insurance receivable of $6.5 million as the insurance recovery is deemed probable.  Additionally, the liability for estimated cargo losses due to customers and the insurance receivable were reduced to $4.3 million due to claims paid during the second quarter of 2005.  Recovery of the Company’s cargo claims continues to be probable.  The Company believes that proceeds will be received from its insurance carriers that will adequately cover all claims made by its customers.  However, additional claims could be submitted by EGL’s customers in excess of the Company’s insurance limits, which could have a material impact on its financial position, cash flows and results of operations.

Federal income tax audit

The Company’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the Internal Revenue Service (IRS).  On April 8, 2005, the Company received a Revenue Agent Report from the IRS field examination team for which the Company was required to respond by May 16, 2005.  On May 16th,

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company responded with a protest in response to the Agents Report contesting the proposed adjustments.  On June 8th, the IRS prepared a rebuttal report to the Company’s protest for which no issues were resolved and the IRS examination team subsequently forwarded the case to the Appeals division of the IRS for resolution.  Discussions with the Appeals division of the IRS are expected to begin by October of 2005.  The income tax returns that are under audit are the income tax returns filed by EGL for fiscal years ended September 30, 2000, September 30, 2001, December 31, 2001, and the final income tax return filed by Circle International Group, Inc., a subsidiary of EGL, for the fiscal year ended October 2, 2000, when it was a separate company prior to the merger with EGL.

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

If the proposed adjustments were upheld, the Company would be required to pay a total amount of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of operations, plus accrued interest of approximately $4 million through June 30, 2005.  No penalties have been proposed by the IRS as part of this examination.  Interest will continue to accrue until the matters are resolved.  The Company believes that the matters raised by the IRS were properly reported on its U.S. federal income tax returns in accordance with applicable laws and regulations in effect during the tax periods involved and is challenging these adjustments vigorously.  While the outcome of proceedings for these matters cannot be predicted with certainty, the Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and does not believe material adjustments to its tax returns are probable at this time.  However there is no assurance that the final outcome of the future proceedings with the IRS will not result in material adjustments which would have a material adverse impact on the Company’s results of operations, financial position and cash flows.

Note 12 – Employee benefit plans

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004

Benefit cost for defined contribution plans	$ 1,132	$ 955	$ 580	$ 478

Net benefit cost for defined benefit plans:
Service cost	$ 1,165	$ 1,160	$ 582	$ 744
Interest cost	1,126	1,004	560	602
Expected return on plan assets	(1,106)	(935)	(551)	(574)
Amortization of prior service cost	180	204	89	114
Net pension enhancement and curtailment/ settlement expense	6	48	3	27
Net benefit cost for defined benefit plans	$ 1,371	$ 1,481	$ 683	$ 913
Contributions to benefit plans	$ 1,281	$ 1,733	$ 335	$ 1,091

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Estimated contributions to the defined benefit plans for the period of July 1 to December 31, 2005 are approximately $699,000.

Note 13 – Related party transactions

Aircraft usage payments

In conjunction with the Company’s business activities prior to January 2005, the Company periodically utilized aircraft owned by entities controlled by James R. Crane, the Company’s Chief Executive Officer.  The Company was charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the three and six months ended June 30, 2004, the Company reimbursed the entities controlled by Mr. Crane approximately $293,000 and $811,000, respectively, for hourly usage of the plane.  In January 2005, the Company purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million.  The Company now uses its own airplane for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

On July 18, 2005, the Compensation Committee of the Company’s Board of Directors approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 150 hours per year of personal use of the Company’s aircraft without reimbursement by Mr. Crane.  The Company intends to include in Mr. Crane’s taxable income each year the amount required by then-current U.S. federal income tax regulations.  On August 5, 2005, the Board of Directors of the Company approved, in lieu of additional director cash compensation that would make the existing consideration package more competitive, an arrangement to provide the independent members of the Board of Directors (the Directors) with limited personal usage of the Company’s aircraft, without reimbursement by the Directors.  Personal usage of the aircraft by the Directors is subject to availability, with priority given to the Company’s usage, and the cumulative number of hours allowed for all Directors may not exceed 100 hours per year. The Company will record the number of hours utilized by each Director and include in such Director’s yearly taxable income the amount required by then current U.S. federal income tax regulations.

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by Mr. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  During the six months ended June 30, 2005 and 2004, the Company was reimbursed $169,000 and $95,000, respectively.  The Company received reimbursements of $94,000 and $59,000 for the quarter ended June 30, 2005 and 2004, respectively.  The amount billed but not received as of June 30, 2005 was $5,000 and is included in other receivables on the consolidated balance sheets.

Note 14 – Business Segment Information

The Company is organized functionally in geographic operating segments.  Accordingly, management focuses its attention on revenues, net revenues, income before taxes, identifiable assets, capital expenditures and depreciation and amortization in each of these geographical divisions when evaluating the effectiveness of geographic management.  During the second quarter of 2005, the Company’s India operations were transferred from the Europe, Middle East and Africa division to the Asia and South Pacific division.  The financial information regarding the Company’s operations by geographic division has been revised to reflect this change for all periods presented.

Financial information regarding the Company’s operations by geographic division for the three and six months ended June 30, 2005 and 2004 are as follows (in thousands):

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Six months ended June 30, 2005:
Total revenues	$ 674,658	$ 54,496	$ 328,249	$ 457,686	$ (33,169)	$ 1,481,920
Transfers between divisions	(10,779)	(2,837)	(9,243)	(10,310)	33,169	-
Revenues from customers	$ 663,879	$ 51,659	$ 319,006	$ 447,376	$ -	$ 1,481,920
Total net revenues	$ 272,003	$ 12,680	$ 95,563	$ 69,682	$ -	$ 449,928
Intercompany (profits) losses	1,848	(1,478)	(2,773)	2,403	-	-
Net revenues	$ 273,851	$ 11,202	$ 92,790	$ 72,085	$ -	$ 449,928
Income before taxes	$ 26,845	$ 827	$ (1,399)	$ 12,449		$ 38,722
Capital expenditures	$ 9,157	$ 222	$ 1,068	$ 2,167		$ 12,614
Depreciation and amortization expense	$ 10,166	$ 291	$ 2,138	$ 2,088		$ 14,683

Six months ended June 30, 2004:
Total revenues	$ 608,366	$ 40,504	$ 268,746	$ 336,289	$ (32,037)	$ 1,221,868
Transfers between divisions	(10,567)	(2,903)	(9,103)	(9,464)	32,037	-
Revenues from customers	$ 597,799	$ 37,601	$ 259,643	$ 326,825	$ -	$ 1,221,868
Total net revenues	$ 253,049	$ 8,738	$ 89,828	$ 58,197	$ -	$ 409,812
Intercompany (profits) losses	3,352	(1,856)	(4,125)	2,629	-	-
Net revenues	$ 256,401	$ 6,882	$ 85,703	$ 60,826	$ -	$ 409,812
Income (loss) before taxes	$ 16,239	$ 748	$ 3,266	$ 11,764		$ 32,017
Capital expenditures	$ 16,670	$ 355	$ 2,708	$ 2,047		$ 21,780
Depreciation and amortization expense	$ 10,199	$ 228	$ 2,769	$ 2,045		$ 15,241

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Three months ended June 30, 2005:
Total revenues	$ 351,164	$ 29,602	$ 171,340	$ 246,822	$ (17,674)	$ 781,254
Transfers between divisions	(5,790)	(1,551)	(4,973)	(5,360)	17,674	-
Revenues from customers	$ 345,374	$ 28,051	$ 166,367	$ 241,462	$ -	$ 781,254
Total net revenues	$ 142,481	$ 7,005	$ 50,060	$ 36,950	$ -	$ 236,496
Intercompany (profits) losses	369	(670)	(1,573)	1,874	-	-
Net revenues	$ 142,850	$ 6,335	$ 48,487	$ 38,824	$ -	$ 236,496
Income before taxes	$ 17,611	$ 306	$ 1,599	$ 6,369		$ 25,885
Capital expenditures	$ 3,951	$ 148	$ 683	$ 1,637		$ 6,419
Depreciation and amortization expense	$ 5,222	$ 152	$ 1,109	$ 1,117		$ 7,600

Three months ended June 30, 2004:
Total revenues	$ 313,309	$ 22,528	$ 137,859	$ 180,174	$ (16,557)	$ 637,313
Transfers between divisions	(5,356)	(1,490)	(4,881)	(4,830)	16,557	-
Revenues from customers	$ 307,953	$ 21,038	$ 132,978	$ 175,344	$ -	$ 637,313
Total net revenues	$ 129,968	$ 4,581	$ 44,076	$ 30,446	$ -	$ 209,071
Intercompany (profits) losses	1,558	(823)	(2,324)	1,589	-	-
Net revenues	$ 131,526	$ 3,758	$ 41,752	$ 32,035	$ -	$ 209,071
Income (loss) before taxes	$ 14,543	$ 358	$ 1,509	$ 6,424		$ 22,834
Capital expenditures	$ 11,137	$ 170	$ 1,241	$ 868		$ 13,416
Depreciation and amortization expense	$ 5,069	$ 120	$ 1,490	$ 1,075		$ 7,754

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

Performance measurement and resource allocation for the reportable segments are based on many factors.  The primary financial measures used by management to evaluate the operating performance of the Company’s segments include the revenues, costs and expenses directly controlled by each reportable segment and exclude the following:

-

certain costs related to general corporate functions and

-

interest and certain other miscellaneous nonoperating income and expenses not directly used in assessing the performance of the operating segments.

The Company does not maintain a corporate balance sheet, therefore segment asset information monitored by management includes general corporate assets, as applicable, in the respective operating segments.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reconciliation between income before taxes, capital expenditures and depreciation and amortization for reportable segments to consolidated amounts is as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Income before taxes for reportable segments	$ 38,722	$ 32,017	$ 25,885	$ 22,834
Interest, corporate administrative expenses and other miscellaneous nonoperating income (expense)	(2,134)	3,012	(2,617)	(466)
Income before taxes	$ 36,588	$ 35,029	$ 23,268	$ 22,368

Capital expenditures for reportable segments	$ 12,614	$ 21,780	$ 6,419	$ 13,416
Capital expenditures not allocated to segments	12,817	156	318	98
Capital expenditures	$ 25,431	$ 21,936	$ 6,737	$ 13,514

Depreciation and amortization for reportable segments	$ 14,683	$ 15,241	$ 7,600	$ 7,754
Depreciation and amortization not allocated to segments	3,100	1,789	1,549	998
Depreciation and amortization	$ 17,783	$ 17,030	$ 9,149	$ 8,752

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Consolidated
Balance at June 30, 2005	$ 581,224	$ 36,226	$ 232,352	$ 217,345	$ 1,067,147
Balance at December 31, 2004	$ 612,072	$ 38,900	$ 242,953	$ 200,938	$ 1,094,863

EGL, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected selected aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2005 and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-27288).

Restatement of Previously Issued Financial Statements

We restated our historical financial statements for the first three quarters of 2004 for errors related to (1) recognition of straight-line rent expense when the lease term in a real estate operating lease contains a period when there are free or reduced rents (commonly referred to as “rent holidays”) and scheduled rent increases, (2) reconciliation of various account balances and (3) certain reclassification adjustments.  See note 2 of our 2004 Form 10-K for complete disclosures relating to this restatement of the Company’s financial statements.  All applicable amounts relating to the restatement have been reflected in the condensed consolidated financial statements and notes to the condensed consolidated financial statements included in this report.

Overview

The primary macroeconomic growth indicators of our business include general growth in the economy, international trade, particularly out of Asia, the level of high-tech spending and the increase in outsourcing of logistics projects.  Drivers over which we have some control and focus on internally are our ability to: (1) link transportation services with our logistics services, (2) cross-sell our services to existing and prospective customers and (3) collaborate with our customers to provide flexible, cost-effective and profitable supply chain solutions.

We achieved gross revenues of $781 million for the quarter ended June 30, 2005, a 22.6% increase over gross revenues of $637 million in the second quarter of 2004.  Our financial position was strengthened by higher gross and net revenues in the second quarter of 2005.  Despite growth in business, we remain committed to leveraging our infrastructure by containing our operating expenses and improving our yield management in 2005.

Our results of operations, cash flows and financial position for the second quarter of 2005 reflect, among other things, the following:

-

decline in net revenue margins reflecting the rising fuel costs and higher rate of growth in the lower margin (but higher net revenue per shipment) international air and ocean products;

-

improved volumes in the North America forwarding market;

-

higher effective tax rate due to tax operating losses in certain European countries;

-

foreign exchange gains of $1.5 million;

-

receipt of $928,000 as an initial payment on business interruption claims for a warehouse fire in our UK operations;

-

a pre-tax charge of $1.6 million for workforce reductions, mainly in certain European and USA locations;

-

the repurchase of 4.9 million shares for $93.6 million under our share repurchase program; and

-

improved working capital management to increase cash flows from operating activities.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Decline in net revenue margins.  Net revenue margins declined to 30.3% in the second quarter of 2005 compared to 32.8% in the second quarter of 2004, reflecting decreases in margins in air freight forwarding and customs brokerage and other revenues.  Air freight forwarding margin deterioration is due to under-recovered fuel costs and compressed yields between Asia and the U.S.  Customs brokerage and other margin deterioration is due to the termination or completion of several high margin projects.

North America forwarding market.  Deferred shipment (third through fifth day) volumes increased by 9.3% in the second quarter of 2005 consistent with an increase of 9.3% in the second quarter of 2004 and priority (next flight out, next day or second day) volumes showed an increase of 7.0% in the second quarter of 2005 versus a decline of 5.5% in the second quarter of 2004.  In addition, U.S. imports and exports continue to increase, reflecting the strength of the U.S. economy and the continued shift of production overseas. The improvement in domestic shipment volumes added significantly to our increase in gross revenues during the quarter and improved results of operations.

Income tax.  The effective tax rate for the second quarter of 2005 was 45.4%, due to tax operating losses in certain European countries without any tax loss carryforward benefit recorded for those countries.

Foreign exchange impact on results of operations.  Our cash flows and net income are subject to fluctuations due to changes in exchange rates. We provide services to customers in locations throughout the world and, as a result, operate with many currencies, including the key currencies of North America, Latin America, Asia, the South Pacific and Europe.  In the second quarter of 2005, we incurred $1.5 million of net foreign exchange gains primarily due to strengthening of the Brazilian real against the U.S. dollar.  In addition, international revenues and costs increased over the prior year due to the effects of translating amounts from foreign functional currencies to the U.S. dollar.

Warehouse fire in UK operations.  On January 9, 2005, our London (Thurrock) warehouse and all contents were destroyed by fire.  We incurred $1.2 million of operating losses in the first quarter of 2005 as a result of the fire and received an initial payment of $928,000 in the second quarter of 2005 on our business interruption claim submitted to our insurance carriers.

Workforce reductions.  In the second quarter of 2005, we eliminated approximately 350 full-time, part-time and contractor positions primarily in the United States and Europe as part of a cost reduction plan.  The workforce reduction resulted in a pre-tax charge of approximately $1.6 million during the second quarter of 2005 for termination benefits.

Share repurchase program.  On April 4, 2005, our Board of Directors adopted a stock repurchase program to repurchase up to $60 million of EGL’s outstanding common stock depending on market conditions and other factors.  On May 31, 2005, the Board of Directors approved an increase in the maximum dollar amount of shares to be purchased from $60 million to $120 million.  The share repurchase program expires on September 28, 2005.  As of June 30, 2005, we have repurchased a total of 4.9 million shares at an average price of $18.97 per share for approximately $93.6 million.

Cash flows from operations.  Cash flows from operations during the six months ended June 30, 2005 was $92.7 million, reflecting improved management of our working capital, particularly continued focus on our collection of trade receivables, and recapture of $6.0 million of restricted cash from the EEOC Settlement Fund.

Our organization continues to focus on improving yields through strong management of purchased transportation costs and fuel surcharges by attempting to pass the costs through to our customers and improving the results in our European operations.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

	Six Months Ended June 30,
	2005		2004
			(Restated)
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 953,711	64.3	$ 795,694	65.1
Ocean freight forwarding	220,208	14.9	169,031	13.8
Customs brokerage and other	308,001	20.8	257,143	21.1
Revenues	$ 1,481,920	100.0	$ 1,221,868	100.0
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 262,065	27.5	$ 238,771	30.0
Ocean freight forwarding	44,292	20.1	35,621	21.1
Customs brokerage and other	143,571	46.6	135,420	52.7
Net revenues	$ 449,928	30.4	$ 409,812	33.5
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	261,124	58.0	229,781	56.1
Other selling, general and administrative expenses	160,053	35.6	150,823	36.8
EEOC legal settlement	(5,975)	(1.3)	-	-
Operating income	34,726	7.7	29,208	7.1
Nonoperating income, net	1,862	0.4	5,821	1.4
Income before provision for income taxes	36,588	8.1	35,029	8.5
Provision for income taxes	16,721	3.7	13,616	3.3
Net income	$ 19,867	4.4	$ 21,413	5.2

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenues increased $260.0 million, or 21.3%, to $1,481.9 million in the six months ended June 30, 2005 compared to $1,221.9 million in the six months ended June 30, 2004 due to increases from all product lines.  Net revenues, which represent revenues less freight transportation costs, increased $40.1 million, or 9.8%, to $449.9 million in the six months ended June 30, 2005 compared to $409.8 million in the six months ended June 30, 2004 due to significant increases in ocean freight forwarding and increases in both air freight forwarding and customs brokerage and other net revenues.  Net revenue margins of 30.4% for the six months ended June 30, 2005 declined from the six months ended June 30, 2004 reflecting the rising fuel costs and higher rate of growth in the lower margin (but higher net revenue per shipment) international air and ocean products.  Our international revenues and costs also increased over prior year due to the effects of translating amounts to the U.S. dollar.

Air freight forwarding revenues.  Air freight forwarding revenues increased $158.0 million, or 19.9%, to $953.7 million in the six months ended June 30, 2005 compared to $795.7 million in the six months ended June 30, 2004

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

primarily due to volume increases in all geographic divisions, especially in Asia Pacific where we continue to see large increases in both volumes and weights shipped.

Air freight forwarding net revenues increased $23.3 million, or 9.8%, to $262.1 million in the six months ended June 30, 2005 compared to $238.8 million in the six months ended June 30, 2004.  Air freight forwarding margins decreased to 27.5% for the six months ended June 30, 2005 compared to 30.0% for the six months ended June 30, 2004, primarily due to declines in North America and Asia Pacific due to higher fuel costs not absorbed by our customers.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $51.2 million, or 30.3%, to $220.2 million in the six months ended June 30, 2005 compared to $169.0 million in the six months ended June 30, 2004.  The increase in revenues was principally due to volume increases in all geographic divisions due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $8.7 million, or 24.4%, to $44.3 million in the six months ended June 30, 2005 compared to $35.6 million in the six months ended June 30, 2004, primarily due to increases in North America.  Ocean freight forwarding margins, however, decreased to 20.1% in the six months ended June 30, 2005 compared to 21.1% in the six months ended June 30, 2004 due to higher carrier rates and increased volumes of business in the competitive transpacific east bound and Asia to Europe tradelanes.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $50.9 million, or 19.8%, to $308.0 million in the six months ended June 30, 2005 compared to $257.1 million in the six months ended June 30, 2004.  Customs brokerage revenues increased primarily due to growth in Europe/Middle East trade activity.  Warehousing and logistics revenues increased due to growth in North America and Asia Pacific.

Customs brokerage and other net revenues increased by $8.2 million, or 6.1%, to $143.6 million in the six months ended June 30, 2005 compared to $135.4 million in the six months ended June 30, 2004.  Customs brokerage and other margins, however, decreased to 46.6% for the six months ended June 30, 2005 compared to 52.7% for the six months ended June 30, 2004 primarily due to lower margins in Europe/Middle East, Asia Pacific and North America resulting from termination or completion of several high margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $31.3 million, or 13.6%, to $261.1 million in the six months ended June 30, 2005 compared to $229.8 million in the six months ended June 30, 2004.  The increase in personnel costs was primarily due to increased hiring as a result of the increase in business activity and to foreign exchange effects.  In addition, during the six months ended June 30, 2005, we recorded charges of $1.6 million for workforce reductions, mainly in certain European and USA locations.  As a percentage of net revenues, personnel costs were 58.0% in the six months ended June 30, 2005 compared to 56.1% in the six months ended June 30, 2004.  Our average headcount during the six months ended June 30, 2005, increased only 12.0% compared to a 21.3% increase in gross revenues.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $9.3 million, or 6.2%, to $160.1 million in the six months ended June 30, 2005 compared to $150.8 million in the six months ended June 30, 2004.  As a percentage of net revenues, other selling, general and administrative expenses decreased to 35.6% for the six months ended June 30, 2005 compared to 36.8% for the same period in 2004.  The increase is primarily due to increased fees for the continued deployment of our Vision suite of technologies – freight forwarding, accounting and human resources systems – as well as increased accounting and tax fees and increased property taxes offset by a decrease in facility expense.  The decrease in facility expense is primarily due to a $5.8 million charge for idle facilities, including the subleasing of an excess facility in Miami, in the second quarter of 2004.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

EEOC legal settlement.  During the six months ended June 30, 2005, we recaptured $6.0 million of the $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating income (expense), net.  For the six months ended June 30, 2005, nonoperating income, net was $1.9 million compared to nonoperating income, net of $5.8 million for the six months ended June 30, 2004.  The $3.9 million change is primarily due to a $6.7 million gain on the sale of our investment in Miami Air in the second quarter of 2004 as well as a $1.4 million increase in foreign exchange gains due to a strengthening of the U.S. dollar, a $3.0 million decrease in interest expense and a $423,000 increase in interest income, and a $2.2 million decrease in income from affiliates in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.  Loss from affiliates was $44,000 for the six months ended June 30, 2005 compared to income of $2.1 million for the six months ended June 30, 2004 primarily from our investment in TDS Logistics, Inc., which was sold in the third quarter of 2004.

Effective tax rate.  The effective income tax rate for the six months ended June 30, 2005 was 45.7% compared to 38.9% for the six months ended June 30, 2004.  The higher tax rate was due to deferred tax benefits which are not able to be recognized for certain European jurisdictions that are in loss positions for 2005.  For the remainder of 2005, we expect our effective income tax rate to approximate 39-41% for our continuing operations.

Results of Operations

	Three Months Ended June 30,
	2005		2004
			(Restated)
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 509,108	65.1	$ 413,811	65.0
Ocean freight forwarding	115,335	14.8	91,367	14.3
Customs brokerage and other	156,811	20.1	132,135	20.7
Revenues	$ 781,254	100.0	$ 637,313	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 138,829	27.3	$ 122,976	29.7
Ocean freight forwarding	23,428	20.3	18,389	20.1
Customs brokerage and other	74,239	47.3	67,706	51.2
Net revenues	236,496	30.3	209,071	32.8
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	135,922	57.5	115,567	55.3
Other selling, general and administrative expenses	79,571	33.6	77,899	37.2
Operating income	21,003	8.9	15,605	7.5
Nonoperating income, net	2,265	1.0	6,763	3.2
Income before provision for income taxes	23,268	9.9	22,368	10.7
Provision for income taxes	10,566	4.5	8,247	3.9
Net income	$ 12,702	5.4	$ 14,121	6.8

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Three Months Ended June 30, 2005 Compared To Three Months Ended June 30, 2004

Revenues increased $144.0 million, or 22.6%, to $781.3 million in the three months ended June 30, 2005 compared to $637.3 million in the three months ended June 30, 2004 due to increases from all product lines.  Net revenues, which represent revenues less freight transportation costs, increased $27.4 million, or 13.1%, to $236.5 million in the three months ended June 30, 2005 compared to $209.1 million in the three months ended June 30, 2004 due to increases in both air freight forwarding and customs brokerage and other net revenues followed by modest increases in ocean freight forwarding net revenues.  Net revenue margins of 30.3% for the six months ended June 30, 2005 declined from 32.8% the second quarter of 2004, reflecting rising fuel costs and a higher rate of growth in the lower margin (but higher net revenue per shipment) international air and ocean products.

Air freight forwarding revenues.  Air freight forwarding revenues increased $95.3 million, or 23.0%, to $509.1 million in the three months ended June 30, 2005 compared to $413.8 million in the three months ended June 30, 2004 primarily due to volume increases in all geographic divisions, especially in Asia Pacific where we continue to see large increases in both volumes and weights shipped.

Air freight forwarding net revenues increased $15.8 million, or 12.8%, to $138.8 million in the three months ended June 30, 2005 compared to $123.0 million in the three months ended June 30, 2004.  Air freight forwarding margins decreased to 27.3% for the three months ended June 30, 2005 compared to 29.7% for the three months ended June 30, 2004, primarily due to increased fuel costs not absorbed by our customers.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $23.9 million, or 26.1%, to $115.3 million in the three months ended June 30, 2005 compared to $91.4 million in the three months ended June 30, 2004.  The increase in revenues was principally due to volume increases in all geographic divisions, especially Asia Pacific, due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $5.0 million, or 27.2%, to $23.4 million in the three months ended June 30, 2005 compared to $18.4 million in the three months ended June 30, 2004 primarily due to increases in Europe/Middle East and North America.  Ocean forwarding margins increased to 20.3% in the three months ended June 30, 2005 compared to 20.1% in the three months ended June 30, 2004 due primarily to improved margins on ocean exports out of North America due to higher capacity introduced by carriers.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $24.7 million, or 18.7%, to $156.8 million in the three months ended June 30, 2005 compared to $132.1 million in the three months ended June 30, 2004.  Customs brokerage revenues increased primarily due to growth in Europe/Middle East trade activity.  Warehousing and logistics revenues increased due to growth in Europe/Middle East and Asia Pacific.

Customs brokerage and other net revenues increased by $6.5 million, or 9.6%, to $74.2 million in the three months ended June 30, 2005 compared to $67.7 million in the three months ended June 30, 2004.  Customs brokerage and other margins decreased to 47.3% for the three months ended June 30, 2005 compared to 51.2% for the three months ended June 30, 2004, primarily due to lower margins in North America and Europe/Middle East resulting from termination or completion of several high margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $20.3 million, or 17.6%, to $135.9 million in the three months ended June 30, 2005 compared to $115.6 million in the three months ended June 30, 2004.  As a percentage of net revenues, personnel costs were 57.5% in the three months ended June 30, 2005 compared to 55.3% in the three months ended June 30, 2004.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange effects as well as an increase in incentive

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

compensation expense.  EGL has historically maintained incentive bonus, profit sharing and sales commission compensation plans to reward attainment of targets.  For 2005, we introduced incentive bonus and profit sharing compensation plans which include a combination of target achievements related to total company financial performance, business unit financial performance and individual goals and objectives.  The change in the plans resulted in a higher level of incentive compensation expense in the second quarter of 2005.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $1.7 million, or 2.2%, to $79.6 million in the three months ended June 30, 2005 compared to $77.9 million in the three months ended June 30, 2004.  As a percentage of net revenues, other selling, general and administrative expenses were 33.6% in the three months ended June 30, 2005 compared to 37.2% in the three months ended June 30, 2004.  The increase is primarily due to increased fees for the continued deployment of our Vision suite of technologies – freight forwarding, accounting and human resources systems – as well as increased accounting and tax fees and increased insurance costs, offset by a decrease in facility expense.  The decrease in facility expense is primarily due to a $5.8 million charge for idle facilities, including the subleasing of an excess facility in Miami, in the second quarter of 2004.

Nonoperating income (expense), net.  For the three months ended June 30, 2005, nonoperating income, net, was $2.3 million compared to nonoperating income, net of $6.8 million for the three months ended June 30, 2004.  The $4.5 million change was primarily due to a $6.7 million gain on the sale of our investment in Miami Air in the second quarter of 2004, as well as a $1.1 million increase in foreign exchange gains due to a strengthening of the U.S. dollar, a $1.6 million decrease in interest expense and a $649,000 increase in interest income, and a $1.4 million decrease in income from affiliates for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004.  Income from affiliates was $35,000 in the second quarter of 2005 compared to $1.4 million in the second quarter of 2004.

Effective tax rate.  The effective tax rate for the three months ended June 30, 2005 was 45.4% compared to 36.9%.  The increase in the effective tax rate is due to deferred tax benefits which are not able to be recognized for certain European jurisdictions that are in expected loss positions for 2005.  For the remainder of 2005, we expect our effective income tax rate to approximate 39-41% for our continuing operations.

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

As primarily a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2005 will be in the range of $48 to $52 million, with a range of $26 to $30 million expected on information systems expenditures.  Our capital expenditures for the six months ended June 30, 2005, were $25.4 million, including $12.5 million for the purchase of a corporate plane.  In addition, on April 4, 2005 our Board of Directors authorized the repurchase of up to $60 million, depending on market conditions and other factors, of our outstanding common stock in connection with a stock

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

repurchase program.  On May 31, 2005, the Board of Directors extended the stock repurchase program to September 28, 2005 and authorized the repurchase of an additional $60 million of our common stock (resulting in a total of $120 million).  As of June 30, 2005, we had repurchased 4.9 million shares of our outstanding common stock at an average price of $18.97 per share or $93.6 million in total.  During the month of July 2005, we repurchased an additional 35,200 shares for approximately $705,000, resulting in total purchases of approximately $94.3 million at an average price of $18.98.

Based on current plans, we believe that our existing capital resources, including $104.3 million of cash and cash equivalents and $92.0 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through June 30, 2006.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

Cash flows from operating activities.  Net cash provided by operating activities was $92.7 million in the six months ended June 30, 2005 compared to $56.3 million in the six months ended June 30, 2004.  The increase in the six months ended June 30, 2005 was primarily due to a $44.7 million net increase in cash from changes in working capital for the six months ended June 30, 2005 compared to a $22.7 million net increase in cash from changes in working capital for the six months ended June 30, 2004.  The positive working capital cash flow in the second quarter of 2005 was due to a decrease in trade receivables resulting from continued focus on timely collection of our balances.  Additionally during the six months ended June 30, 2005, $7.6 million was transferred from restricted cash primarily as a result of the U.S. District Court order granting the recapture of $6.0 million of the Settlement Fund.

Cash flows from investing activities.  Net cash used in investing activities in the six months ended June 30, 2005 was $27.2 million compared to $33.9 million in the six months ended June 30, 2004.  We incurred capital expenditures of $25.4 million during the six months ended June 30, 2005 as compared to $21.9 million during the six months ended June 30, 2004.  $12.5 million of the capital expenditures in 2005 relate to the purchase of a corporate plane.  In connection with our acquisition of Miami International Forwarders in 2003 and the buyout of a minority interest partner in Thailand in 2001, we made earnout payments totaling $4.2 million and $3.2 million in the six months ended June 30, 2005 and 2004, respectively.  Additionally, in 2004, we sold our investment in Miami Air International to an unrelated party for approximately $6.7 million in cash.  We also acquired a 49% interest our subsidiaries in Spain and Portugal for a purchase price of approximately $6.0 million in cash.

Cash flows from financing activities.  Net cash used in financing activities in the six months ended June 30, 2005 was $57.0 million compared to $44.6 million in the six months ended June 30, 2004.  During the six months ended June 30, 2005, we repurchased approximately 4.9 million shares or our commons stock for $93.6 million in cash compared to 3.4 million shares of our common stock for $59.1 million in cash that was repurchased and retired in the six months ended June 30, 2004.  Net issuance of debt was $32.5 million for the six months ended June 30, 2005 compared to $6.9 million in the six months ended June 30, 2004.  We received $5.5 million in proceeds from the exercise of approximately 295,000 stock options in the six months ended June 30, 2005 compared to $10.2 million in proceeds from the exercise of approximately 571,000 stock options in the six months ended June 30, 2004.  Repayment of capital leases and software maintenance was $2.4 million for the six months ended June 30, 2005 compared to repayment of capital leases, software maintenance and financed insurance premiums of $2.6 million in the six months ended June 30, 2004.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Credit facility

Effective September 16, 2004, we entered into a new unsecured $150 million revolving credit facility (Credit Facility).  The Credit Facility is with a syndicate of six financial institutions, with Bank of America, N.A. as collateral and administrative agent for the lenders, and matures on September 15, 2009.  The Credit Facility replaced a $100 million credit facility (Prior Credit Facility) that was to mature in December 2004.  Borrowings under the Credit Facility may be used to make dividends or share repurchases, for working capital and capital expenditures, make permitted acquisitions and for general corporate purposes.  The Credit Facility contains a $75 million sub-facility for letters of credit.  We had $20.9 million in letters of credit outstanding and unused borrowing capacity of $92.0 million under the Credit Facility as of June 30, 2005.  Under the terms of the Credit Facility, we are not required to pledge assets as collateral.

Amounts currently outstanding under the Credit Facility are classified as current portion of long-term debt on our condensed consolidated balance sheet as of June 30, 2005 as our intent is to repay within twelve months.  As of June 30, 2005, the interest rate on this outstanding debt was 6.25%.

Release of restricted cash.  In February 2005, in response to a joint motion filed by EGL and the EEOC, a U.S. District Court ordered the return of $6.0 million to us of the $8.5 million previously held in an established fund to resolve potential claims in connection with a 2001 consent decree (see note 11 of the notes to our consolidated financial statements).  The joint motion and subsequent order resulted primarily from a significantly lower number of qualified claimants than originally projected.  The aggregate amount expected to be paid for all claims is less than $1.0 million.  Release of these funds resulted in $6.0 million in income in the first quarter of 2005.

Other guarantees.  Several of our foreign operations guarantee amounts associated with our international freight forwarding services.  These include IATA (International Air Transportation Association) guarantees, customs bonds and other working capital credit facilities issued in the normal course of business.  As of June 30, 2005, guarantees and credit facilities totaled $74.8 million, and we had $54.2 million of guarantees, customs bonds and borrowings against facilities outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $21.8 million which were recorded as liabilities on our condensed consolidated balance sheet.

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of June 30, 2005, $36.8 million of this software was under development and was not being depreciated.  Our expected capital expenditures for the year ending December 31, 2005 are approximately $48 to $52 million, including approximately $26 to $30 million for information technology development and upgrades.

Litigation.  In addition to the EEOC matter (see note 11 of the notes to our condensed consolidated financial statements), we are party to routine litigation incidental to our business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

Federal income tax audit.  As discussed in note 11 of the notes to our condensed consolidated financial statements, EGL’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the IRS.  The IRS is proposing, among other items, to disallow various merger transaction costs and various software research and development expenditures taken as tax deductions.  If the proposed adjustments are upheld, we would be required to pay a total of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of operations, plus accrued interest of approximately $4 million through June, 30, 2005.  We are

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

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

Related Party Transactions

Aircraft usage payments

In conjunction with our business activities, prior to January 2005, we periodically utilized aircraft owned by entities controlled by Mr. Crane.  We were charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the three and six months ended June 30, 2004, we reimbursed the entities controlled by Mr. Crane approximately $293,000 and $811,000, respectively, for hourly usage of the plane.  In January 2005, we purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million.   This aircraft is used for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

On July 18, 2005, the Compensation Committee of the Board of Directors of EGL approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 150 hours per year of personal use of our aircraft without reimbursement by Mr. Crane. We intend to include in Mr. Crane’s taxable income each year the amount required by then-current U.S. federal income tax regulations.  On August 5, 2005, the Board of Directors of the EGL approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, an arrangement to provide the independent members of the Board of Directors (the Directors) with limited personal usage of the Company’s aircraft, without reimbursement by the Directors.  Personal usage of the aircraft by the Directors is subject to availability, with priority given to our usage, and the cumulative number of hours allowed for all Directors may not exceed 100 hours per year. We will record the number of hours utilized by each Director and include in such Director’s yearly taxable income the amount required by then current U.S. federal income tax regulations.

Shared employees

Certain of our employees also perform services for unaffiliated companies owned by Mr. Crane.  We are reimbursed for these services based upon an allocation percentage of total salaries agreed to by EGL and Mr. Crane.  During the six months ended June 30, 2005 and 2004, we received reimbursements of $169,000 and $95,000, respectively.  We received reimbursements of $94,000 and $59,000 for the quarter ended June 30, 2005 and 2004, respectively.  The amount billed but not received as of June 30, 2005 was $5,000 and is included in other receivables on the consolidated balance sheets.

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

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report.   In the course of this evaluation, management considered the material weaknesses in our internal control over financial reporting discussed below and our remediation efforts during the six months ended June 30, 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective, as of June 30, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  In light of the material weaknesses, we performed additional analyses and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

In an effort to remediate this material weakness, we have hired additional qualified personnel, we have utilized third party professionals for the Income Tax Accounting Manager position while pursuing a permanent replacement, and have implemented global training programs for foreign jurisdictions for current and deferred income taxes under United States generally accepted accounting principles.

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

In an effort to remediate this material weakness, we have added additional staffing and monitoring to ensure adequacy and timeliness of reconciliations.

Other than discussed above, there has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Notices were sent to all ineligible and eligible claimants who had forty-five days to accept a monetary distribution or “opt out” of the Consent Decree settlement.  Through August 8, 2005, 166 eligible Claimants have been sent settlement checks totaling approximately $775,000.  Only three Claimants have rejected awards and opted out of the settlement.  Eligible claimants also had the option of objecting to an award, but to do so they must have notified the Claims Administrator within thirty days of the date of their eligibility notice.  To date, all objections have been resolved by agreement between the EEOC and counsel for EGL.  If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

To the extent any of the individual plaintiffs or any other persons who have opted out of the settlement pursue individual claims, we intend to continue to vigorously defend against their allegations.  We currently expect to prevail in our defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve any other lawsuits and related issues or the degree of any adverse affect these matters may have on our financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of operations.

In addition, we are party to routine litigation incidental to our business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established

EGL, INC.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases by the Company during the three months ended June 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1) (3)(4)
	(in thousands, except price per share)
April 1 to 30, 2005	-	$ -	-	$ 60,000
May 1 to 31, 2005	2,282	$ 18.31	2,282	$ 78,227
June 1 to 30, 2005	2,652	$ 19.54	2,652	$ 26,412
Total	4,934	$ 18.97	4,934	$ 26,412

(1)

On April 4, 2004, the Company’s Board of Directors (the Board) publicly announced its approval of a stock repurchase program for up to $60 million of the Company’s common stock over the 122 days which followed.  On May 31, 2005, the Board approved an increase in the maximum amount of shares to be repurchased from $60 million to $120 million and extended the stock repurchase program for an additional 55 days.  The stock repurchase program expires on September 28, 2005.

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

(4)

As of June 30, 2005, the Company was authorized to purchase up to an additional $26.5 million of the Company’s common stock.  The Company repurchased an additional 35,200 shares in July for $705,000.

EGL, INC.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held in Houston, Texas on May 31, 2005 for the purpose of voting on the proposals described below.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

Stockholders approved the election of nine directors, each to serve for a one-year term, by the following votes:

Director

For

Withheld

James R. Crane

47,228,871

2,929,419

Frank J. Hevrdejs

47,790,656

2,367,634

Paul William Hobby

49,645,693

512,597

Michael K. Jhin

49,645,962

512,328

Milton Carroll

49,645,962

512,328

Neil E. Kelley

49,027,901

1,130,389

Rebecca A. McDonald

49,645,728

512,562

James C. Flagg

49,028,124

1,130,166

Elijio V. Serrano

48,408,269

1,750,021

As previously reported, Ms. McDonald resigned from the Board effective July 1, 2005 due to scheduling conflicts associated with her frequent travel between the United States and England in connection with her employment.

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

EGL, INC.

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

Date:  August 9, 2005

By:

/s/ James R. Crane

_______________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  August 9, 2005

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