Form 10-Q
period 2005-09-30
EGL INC
filed 2005-11-09
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005
or
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
YES X NO ____
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES NO X
At November 2, 2005 the number of shares outstanding of the registrant’s common stock was 39,271,002 (net of 5,856,177 treasury shares).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$ 130,877	$ 92,918
Restricted cash	11,933	17,004
Short-term investments and marketable securities	47	587
Trade receivables, net of allowance of $12,730 and $14,069	541,242	611,594
Other receivables	26,863	21,147
Deferred income taxes	11,004	10,106
Other current assets	30,910	24,781
Total current assets	752,876	778,137
Property and equipment, net	190,317	178,218
Investment in an unconsolidated affiliate	553	619
Goodwill	110,960	108,470
Deferred income taxes	2,401	648
Other assets, net	34,866	28,771
Total assets	$ 1,091,973	$ 1,094,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 363,230	$ 337,137
Accrued salaries and related costs	58,253	46,465
Current portion of long-term debt	13,492	19,426
Income taxes payable	17,289	4,716
Accrued selling, general and administrative expenses and other liabilities	85,223	82,926
Total current liabilities	537,487	490,670
Deferred income taxes	20,315	19,421
Long-term debt	19,817	12,752
Other noncurrent liabilities	17,255	18,786
Total liabilities	594,874	541,629
Minority interests	1,419	802
Commitments and contingencies (Notes 3, 10 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 53,178 and 52,841 shares issued; 47,322 and 51,915 shares outstanding	53	53
Additional paid-in capital	248,623	241,117
Retained earnings	378,975	339,876
Accumulated other comprehensive loss	(22,437)	(12,625)
Unearned compensation	(99)	(124)
Treasury stock, 5,856 and 926 shares held	(109,435)	(15,865)
Total stockholders’ equity	495,680	552,432
Total liabilities and stockholders’ equity	$ 1,091,973	$ 1,094,863

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Nine Months Ended
	September 30,
	2005	2004
		(Restated)
Revenues	$ 2,261,427	$ 1,941,285
Cost of transportation	1,564,539	1,305,548
Net revenues	696,888	635,737
Operating expenses:
Personnel costs	390,473	356,336
Other selling, general and administrative expenses	244,620	226,368
EEOC legal settlement	(5,975)	-
Operating income	67,770	53,033
Nonoperating income, net	2,242	8,942
Income before provision for income taxes	70,012	61,975
Provision for income taxes	30,913	23,987
Net income	$ 39,099	$ 37,988

Basic earnings per share	$ 0.78	$ 0.84
Basic weighted-average common shares outstanding	49,974	45,478
Diluted earnings per share	$ 0.78	$ 0.79
Diluted weighted-average common shares outstanding	50,316	51,687

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	September 30,
	2005	2004
		(Restated)
Revenues	$ 779,507	$ 719,417
Cost of transportation	532,547	493,492
Net revenues	246,960	225,925
Operating expenses:
Personnel costs	129,349	126,555
Other selling, general and administrative expenses	84,567	75,545
Operating income	33,044	23,825
Nonoperating income, net	380	3,121
Income before provision for income taxes	33,424	26,946
Provision for income taxes	14,192	10,371
Net income	$ 19,232	$ 16,575

Basic earnings per share	$ 0.41	$ 0.37
Basic weighted-average common shares outstanding	47,300	44,801
Diluted earnings per share	$ 0.40	$ 0.34
Diluted weighted-average common shares outstanding	47,602	51,202

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Nine Months Ended
	September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$ 39,099	$ 37,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,860	25,912
Bad debt expense	6,412	4,857
Stock-based compensation expense	206	382
Impairment of assets	112	51
Deferred income tax benefit	(1,852)	(1,504)
Tax benefit of stock options exercised	1,307	2,604
Equity in (earnings) losses of affiliates	66	(1,730)
Minority interests	55	340
Transfers (to) from restricted cash, net	5,042	(351)
Gain on sale of unconsolidated affiliates	-	(12,091)
Other	(297)	400
Net effect of changes in working capital, net of assets acquired	92,970	(15,204)
Net cash provided by operating activities	169,980	41,654
Cash flows from investing activities:
Capital expenditures	(32,623)	(31,448)
(Purchase) sale of short-term investments	540	(43)
Proceeds from sales of other assets	1,456	873
Acquisitions of businesses, net of cash acquired	-	(16,216)
Earnout payments	(4,186)	(3,291)
Proceeds from sale of unconsolidated affiliate	-	52,123
Collection of notes receivable	1,618	552
Net cash provided by (used in) investing activities	(33,195)	2,550
Cash flows from financing activities:
Issuance (repayment) of other debt, net	(4,834)	2,234
Payment of financing fees	(1,055)	(1,067)
Repayment of financed insurance premiums and software maintenance, net	(2,251)	(4,666)
Repayment of capital leases	(1,525)	(781)
Repurchases of common stock	(94,293)	(59,079)
Proceeds from exercise of stock options	6,206	22,932
Issuance of common stock for employee stock purchase plan	535	319
Cash received from minority interest partners	636	-
Dividends paid to minority interest partners	(82)	(114)
Net cash used in financing activities	(96,663)	(40,222)
Effect of exchange rate changes on cash	(2,163)	(3,203)
Increase in cash and cash equivalents	37,959	779
Cash and cash equivalents, beginning of the period	92,918	94,099
Cash and cash equivalents, end of the period	$ 130,877	$ 94,878
See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Unearned compensation	Total

	Shares	Amount			Shares	Amount
Balance at December 31, 2004	52,841	$ 53	$ 241,117	$ 339,876	(926)	$ (15,865)	$ (12,625)	$ (124)	$ 552,432
Net income	-	-	-	39,099	-	-	-	-	39,099
Change in value of marketable securities, net	-	-	-	-	-	-	2	-	2
Foreign currency translation adjustments	-	-	-	-	-	-	(9,814)	-	(9,814)
Issuance of shares under employee stock purchase plan	-	-	(43)	-	31	578	-	-	535
Repurchase of common stock	-	-	-	-	(4,969)	(94,293)	-	-	(94,293)
Exercise of stock options and issuance of restricted stock awards with related tax benefit	337	-	7,518	-	8	145	-	(150)	7,513
Stock-based compensation expense	-	-	31	-	-	-	-	175	206
Balance at September 30, 2005	53,178	$ 53	$ 248,623	$ 378,975	(5,856)	$ (109,435)	$ (22,437)	$ (99)	$ 495,680

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2005 and the results of its operations for the three and nine months ended September 30, 2005, its cash flows for the nine months ended September 30, 2005.  Results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

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

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include EGL and all of its wholly-owned subsidiaries and investments that the Company controls through majority ownership or other variable interests.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in less than “majority” owned affiliates, over which the Company has significant influence in and does not control through variable interests, are accounted for by the equity method.  The Company has reclassified certain prior period amounts to conform with the current period presentation.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Factors that may be considered by management making these assumptions and estimates include, but are not limited to:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; the extent to which operational controls exist that provide high degrees of assurance that all desired information to assist in the estimation is available and reliable; expectations of the future performance of

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income as reported	$ 39,099	$ 37,988	$ 19,232	$ 16,575
Add: Total stock-based compensation expense included in net income, net of tax	115	234	22	99
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,439	2,220	451	680
Pro forma net income	$ 37,775	$ 36,002	$ 18,803	$ 15,994
Earnings per share:
Basic-as reported	$ 0.78	$ 0.84	$ 0.41	$ 0.37
Basic-pro forma	0.76	0.79	0.40	0.36
Diluted-as reported	0.78	0.79	0.40	0.34
Diluted-pro forma	0.75	0.75	0.40	0.33

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive income (loss)

Components of comprehensive income are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$ 39,099	$ 37,988	$ 19,232	$ 16,575
Valuation change of marketable securities, net	2	-	4	-
Foreign currency translation adjustments	(9,814)	(2,299)	(1,915)	601
Comprehensive income	$ 29,287	$ 35,689	$ 17,321	$ 17,176

Accumulated other comprehensive loss consists of the following:

	September 30, 2005	December 31, 2004
	(in thousands)
Cumulative foreign currency translation adjustment	$ (20,499)	$ (10,685)
Minimum pension liability adjustment, net of tax	(1,970)	(1,970)
Unrealized gain on marketable securities, net	32	30
	$ (22,437)	$ (12,625)

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation.” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R, as amended in April 2005, requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after January 1, 2006.  In addition, SFAS 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition alternatives include prospective and retrospective adoption methods, prior periods may be restated either at the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS 123R, while the retrospective methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated.  The Company is evaluating the requirements of SFAS 123R and expects the adoption of SFAS 123R will have a material impact on the consolidated results of operations and, earnings per share.

On August 31, 2005, the FASB issued FSP No. FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement 123(R).”  This guidance applies to equity shares, as well as stock options, and requires that a freestanding financial instrument issued to an employee in exchange for past or future employee services that is subject to SFAS No. 123(R) “Share Based Payments” shall continue to be subject to the recognition and measurement provisions of SFAS No. 123(R) throughout the life of the instrument, unless its terms are modified when the holder is no longer an employee.  The effective date of this guidance is upon initial adoption of SFAS 123(R).  The Company is evaluating the new guidance and anticipates adopting it with the implementation of SFAS 123(R) beginning January 1, 2006.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 18, 2005, the FASB issued FSP No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R),” to provide guidance on determining the grant date for an award as defined in SFAS No. 123(R).  This FSP stipulates that assuming all other criteria in the grant date definition are met, a mutual understanding of the key terms and conditions of an award to an individual employee is presumed to exist upon the award’s approval in accordance with the relevant corporate governance requirements, provided that the key terms and conditions of an award (a) cannot be negotiated by the recipient with the employer because the award is a unilateral grant, and (b) are expected to be communicated to an individual recipient within a relatively short time period from the date of approval.  The Company is evaluating the new guidance and anticipates adopting it with the implementation of SFAS No. 123(R) beginning January 1, 2006.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109–2 (FSP 109–2), “Accounting and Disclosure Guidance for the Foreign Repatriation Provision within the American Jobs Creation Act of 2004”, which provides guidance under SFAS No. 109 with respect to recording the potential impact of the repatriation provisions of the Act on a company’s income tax expense and deferred tax liability.  FSP 109–2 states that a company is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The Company has determined that it does not intend to repatriate foreign earnings under the provisions in the Act.  Thus, the Company’s consolidated financial statements do not reflect a provision for taxes related to this guidance.  Any such repatriation under the Act would need to occur by December 31, 2005.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47).  FIN 47 clarifies that the term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN 47 is effective for fiscal years ending after December 15, 2005.  The Company has evaluated the impact of this interpretation and does not expect that it will have any material impact on its results of operations, financial position or cash flow.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2006.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or discovers errors in future periods errors which require correction.

On July 14, 2005, the FASB issued an exposure draft of a proposed Interpretation, Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109.  The proposed interpretation would require companies to recognize the best estimate of an uncertain tax position only if it is probable of being sustained on audit by the taxation authorities.  Subsequently, the tax benefit would be derecognized (by either recording a tax liability or decreasing a tax asset) when the probable threshold is no longer met and it is more likely than not that the tax position will not be sustained.  The proposed guidance in the Interpretation would require companies to assess all uncertain tax positions and only those meeting the probable threshold at the transition date would continue to be recognized.  The difference between the amount previously recognized and the amount recognized after applying the proposed Interpretation would be recorded as the cumulative effect adjustment in the statement of operations (restatement is not permitted).  At its October 10, 2005 meeting the FASB said that its guidance for this proposed Interpretation will not be finalized before the first quarter of 2006.  The Company has not yet determined the impact of the Interpretation on its results of operations, financial position or cash flow.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2005 and 2004.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Stock options are the only potentially dilutive share equivalents the Company currently has outstanding for the three and nine months ended September 30, 2005.  In addition, shares related to the convertible notes issued in December 2001 are included in diluted earnings per share for the nine months and three months ended September 30, 2004.  The notes were converted to common shares in December 2004.

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income—used in basic earnings per common share	$ 39,099	$ 37,988	$ 19,232	$ 16,575
Interest expense and deferred financing fee
amortization on convertible notes, net of tax	-	2,760	-	920
Net income—used in diluted earnings per common share	$ 39,099	$ 40,748	$ 19,232	$ 17,495

Weighted-average common shares outstanding—used in basic earnings per common share	49,974	45,478	47,300	44,801
Net dilutive potential common shares issuable on exercise of options	342	473	302	665
Conversion of convertible senior notes	-	5,736	-	5,736
Weighted-average common shares and dilutive potential common shares used in diluted earnings per common share	50,316	51,687	47,602	51,202

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net dilutive potential common shares issuable:
On exercise of options - exercise price greater than average market value during period	1,215	4,213	1,277	3,899

In addition, up to 311,000 shares associated with the December 2004 grant of contingently issuable restricted stock and options have been excluded from the basic and diluted earnings per share calculation as the contingency has not been met.

Note 3 – Future lease obligations

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated due to excess capacity resulting from the Company having multiple facilities in certain locations and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  Vacant facility accruals

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are included in other liabilities and other non-current liabilities on the condensed consolidated balance sheet.  The changes in these accruals during the nine months ended September 30, 2005 are as follows:

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2004	$ 6,576
Revisions to estimates	1,150
Payments	(2,375)
Accrued liability at September 30, 2005	$ 5,351

Amounts recorded for future lease obligations are net of approximately $18.7 million in anticipated future recoveries from actual sublease agreements and $8.5 million from expected sublease agreements as of September 30, 2005.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of September 30, 2005 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2005 to 2025 and sublease agreements expire from 2006 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Note 4 – Restructuring

In June 2005, the Company announced that it was eliminating approximately 350 full-time, part-time and contractor positions in connection with a cost reduction plan.  The reductions were primarily in the United States and Europe.  The Company incurred a pre-tax charge of approximately $1.6 million in connection with the reductions in workforce in the second quarter of 2005.  In Europe, the Middle East and Africa, North America and South America, the charges incurred in the second quarter of 2005 were approximately $1.1 million, $392,000 and $97,000, respectively.  Of this amount, approximately $537,000 was paid in the second quarter of 2005 and the remainder was paid in the third quarter of 2005.

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

	September 30, 2005	December 31, 2004
	(in thousands)
Minimum lease payments receivable	$ 21,421	$ 13,116
Unearned income	(7,968)	(5,125)
Reserve for estimated driver defaults	(259)	-
Financing receivables, net	13,194	7,991

Less current portion	(3,036)	(1,727)
Amounts due after one year	$ 10,158	$ 6,264

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts:

	September 30,	December 31,
	2005	2004
	(in thousands)
General and administrative expense accruals	$ 30,211	$ 28,949
Insurance payable	17,412	7,161
Other current liabilities	15,743	13,610
Accrued professional fees and legal matters	12,480	23,723
Other accrued taxes	7,709	6,958
Vacant facilities accruals	1,668	2,525
Total	$ 85,223	$ 82,926

Note 7 – Debt

Debt consists of the following amounts:

	September 30, 2005	December 31, 2004
	(in thousands)
Financed vehicles	$ 16,928	$ 9,821
Borrowings on international credit facilities	6,466	8,953
Financed software licenses and maintenance	2,594	3,366
Mortgage payable	1,308	1,347
Notes payable to sellers	600	5,600
Other debt	5,413	3,091
Total debt	33,309	32,178

Current portion of debt	13,492	19,426
Long-term debt	$ 19,817	$ 12,752

Amended and Restated Credit Agreement

The Company entered into an agreement dated as of September 30, 2005 establishing a new $300 million, senior secured revolving credit facility (the Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement amends and restates the Company’s existing revolving credit agreement dated as of September 15, 2004, as previously amended (the Existing Credit Agreement).  The Amended and Restated Credit Agreement is with a syndicate of 13 financial institutions with Bank of America, N.A., as lender and administrative agent and matures on September 30, 2010.

The Company may use borrowings under the Amended and Restated Credit Agreement for working capital, capital expenditures and other lawful corporate purposes, to make permitted acquisitions and investments, to pay dividends and to repurchase its common stock.

Amounts borrowed under the Amended and Restated Credit Agreement are guaranteed by all of the Company’s existing and future direct and indirect domestic subsidiaries and secured equally and ratably by:

-

all of the Company’s present and future shares of capital stock of (or other ownership or profit interests in) each of its present and future subsidiaries (limited, in the case of certain material first-tier foreign subsidiaries, to a pledge of 65% of the capital stock of such subsidiaries);

-

all of the Company’s and each of its domestic subsidiaries’ present and future property and assets; and

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

-

all proceeds and products of the property and assets described above.

Loans under the Amended and Restated Credit Agreement will initially bear interest at a rate per annum equal to either, at the Company’s option, (1) LIBOR plus 1.25% or (2) the Base Rate (defined as the higher of Bank of America, N.A.’s prime rate or 0.50% over the Federal Funds rate).  In addition, the Company is initially required to pay a commitment fee of 0.30% on the undrawn amounts under the Amended and Restated Credit Agreement.  Interest rates and commitment fees under the Amended and Restated Credit Agreement are subject to increase or decrease as a function of the ratio of the Company’s Consolidated Net Funded Indebtedness to Consolidated EBITDA (each as defined in the Amended and Restated Credit Agreement).  The Company may select interest periods of one, two, three or six months for LIBOR loans, subject to availability.  Interest will be payable at the end of the selected interest period, but no less frequently than quarterly.

Under the Amended and Restated Credit Agreement, the Company is subject to various covenants, including, among others, the following:

-

a requirement that the Company maintain, on a rolling four-quarter basis, a ratio of Consolidated Net Funded Indebtedness to Consolidated EBITDA (each as defined in the Amended and Restated Credit Agreement) of not greater than 3.5 to 1.0 through December 31, 2006, and decreasing to 3.0 to 1.0 thereafter;

-

a requirement that, on a rolling four-quarter basis, the Company have a ratio of Consolidated EBIT to Consolidated Interest Charges (each as defined in the Amended and Restated Credit Agreement) of at least 2.5 to 1.0 through December 31, 2006 and increasing to 3.0 to 1.0 thereafter;

-

a requirement that, at the end of each fiscal quarter, the Company have a ratio of book accounts receivable by the Company and its subsidiaries to Consolidated Net Funded Indebtedness (as defined in the Amended and Restated Credit Agreement) of at least 1.1 to 1.0; and

-

limitations on, among other things, liens indebtedness, asset sales, dividends and stock redemptions, investments and acquisitions, transactions with affiliates and consolidations, mergers and sales of all or a substantial part of the Company’s consolidated assets.

The Amended and Restated Credit Agreement contains events of default customary for an agreement of this type.  The occurrence of certain specified “internal control” events which could reasonably be expected to have a material adverse effect on the Company also constitutes an event of default under the Amended and Restated Credit Agreement.  If a default occurs and is continuing, the administrative agent may, among other things, declare all outstanding principle amounts immediately due and payable.

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  The Company had $21.5 million in letters of credit outstanding and unused borrowing capacity of $278.5 million under the Amended and Restated Credit Agreement as of September 30, 2005.  On October 4, 2005, the Company borrowed approximately $95.8 million under the Amended and Restated Credit Agreement to partially fund the purchase of shares of our common stock in connection with the tender offer (See Note 8).

Note Repurchase Agreement

On October 12, 2005, the Company entered into a note purchase agreement (the Note Purchase Agreement) providing for the issuance and sale of $100 million aggregate principal amount of floating rate, senior secured notes due October 12, 2012 (the Notes) to the purchasers named therein.  Banc of America Securities LLC acted as placement agent for this offering.  The issuance and sale of the Notes by the Company, and the resale of the Notes by Banc of America Securities LLC was made pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company used the proceeds from the sale of the Notes to repay the amounts outstanding under its $100 million bridge loan facility established by an agreement (the Bridge Loan Agreement) dated as of September 30, 2005, among the Company and the other parties thereto.  The Bridge Loan Agreement was entered into in connection with the tender offer.  The Bridge Loan Agreement was terminated upon repayment.

The Notes are guaranteed by all of the Company’s existing and future direct and indirect domestic subsidiaries and are secured by:

-

all of the Company’s present and future shares of capital stock of (or other ownership or profit interests in) each of its present and future subsidiaries (limited, in the case of certain material first-tier foreign subsidiaries, to a pledge of 65% of the capital stock of such subsidiaries);

-

all of the Company’s and each of its domestic subsidiaries’ present and future property and assets; and

-

all proceeds and products of the property and assets described above.

The Notes rank pari passu in right of payment with the Company’s obligations under its Amended and Restated Credit Agreement and the obligations of the Company’s guarantor subsidiaries to guarantee the Company’s obligations under the Note Purchase Agreement rank pari passu in right of payment with their guarantees in respect of the Amended and Restated Credit Agreement.

Interest on the Notes will accrue at a floating rate per annum equal to LIBOR plus 1.65% for the applicable interest period. Interest periods are defined as the three month period commencing on the closing date and each successive three month period thereafter.  Interest on the Notes is payable quarterly in arrears on the last day of each interest period.

Under the Note Purchase Agreement, the Company is subject to various covenants, including, among others, the following:

-

a requirement that the Company maintain, on a rolling four-quarter basis, a ratio of Consolidated Net Debt to Consolidated EBITDA (each as defined in the Note Purchase Agreement) of not greater than 3.5 to 1.0;

-

a requirement that the Company maintain, on a rolling four-quarter basis, a ratio of Consolidated EBIT to Consolidated Interest Expense (each as defined in the Note Purchase Agreement) of at least 2.5 to 1.0;

-

a requirement that the Company have, at all times, a ratio of (x) book accounts receivable of the Company and certain subsidiaries to (y) Consolidated Net Debt (as defined in the Note Purchase Agreement) of at least 1.1 to 1.0;

-

a requirement that the Company not, at any time, permit the aggregate amount of all Priority Debt (as defined in the Note Purchase Agreement) to exceed 10% of its Consolidated Net Worth (as defined in the Note Purchase Agreement) as of the most recently ended fiscal quarter; and

-

limitations on, among other things, liens asset sales, dividends and stock redemptions, investments and acquisitions, transactions with affiliates and consolidations and mergers.

The Note Purchase Agreement contains customary events of default.  If a default occurs and is continuing, the Notes then outstanding shall (either automatically or by declaration of the holders of more than 50% of the principal amount of Notes then outstanding, depending upon the circumstances resulting in the default) become immediately due and payable.  If an event of default occurs and is continuing because the Company failed to pay principal, interest or other amounts due and payable on the Notes, then any Note holder may declare all of the Notes held by it to be immediately due and payable.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On October 4, 2005, the Company borrowed $100 million under the Bridge Loan Agreement, which was repaid by borrowings under the Note Purchase Agreement.  These borrowings were used to purchase shares of the Company’s common stock pursuant to the tender offer and to pay related fees and expenses.

International credit facilities and other debt

As of September 30, 2005, the Company had $20.4 million capacity on international credit facilities and $6.5 million outstanding under those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of the Company’s wholly-owned subsidiary in Thailand, which is payable in annual installments of $200,000 through 2008.  As of September 30, 2005, the Company has no amounts outstanding under financed insurance premiums; however, the Company may finance future insurance premiums as the Company’s insurance policies renew.  Financed software licenses and maintenance are payable in quarterly installments of approximately $736,000 each through March 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $339,000 through December 2010 and have implied interest rates averaging 6.6%.

Note 8 – Share repurchase program

On April 4, 2005, the Company’s Board of Directors adopted a stock repurchase program to repurchase up to $60 million in value of the Company’s outstanding common stock depending on market conditions and other factors with an expiration date of August 4, 2005.  On May 31, 2005, the Board of Directors approved an increase in the maximum dollar amount of shares to be repurchased from $60 million to $120 million and extended the expiration date to September 28, 2005.  As of September 28, 2005, the Company has repurchased a total of 5.0 million shares at an average price of $18.98 per share for approximately $94.3 million.

On August 29, 2005, the Company’s Board of Directors authorized a modified “Dutch Auction” self-tender offer to purchase up to 9,615,000 shares (up to $250 million) of its common stock, representing approximately 20% of its approximately 47.2 million outstanding shares as of August 24, 2005.  The tender offer commenced on Tuesday, August 30, 2005 and expired on Wednesday, September 28, 2005.  In the tender offer, shareholders had the opportunity to tender some or all of their shares at a price not less than $22.50 per share or more than $26.00 per share, net to the seller in cash, without interest.

On October 4, 2005, the Company announced the final results of the tender offer.  An aggregate of 8,085,958 shares were properly tendered and not withdrawn at or below a price of $26.00.  Because shareholders tendered less than 9,615,000 shares, there was no proration of tendered shares.  The Company financed the tender offer with the use of cash on hand and borrowings of $196.0 million under both the new $300.0 million line of credit facility and the $100.0 million bridge loan that was refinanced by the issuance of $100.0 million of floating rate senior secured notes due in October 2012 (See Note 7).  As a result, EGL accepted for purchase and paid approximately $210.2 million for all 8,085,958 shares at a price of $26.00 per share.  Any shares received in the tender offer that were not tendered properly were returned to the tendering shareholders.  The shares purchased pursuant to the tender offer represented approximately 17.1% of EGL’s outstanding shares as of September 30, 2005.

Note 9 – Earnout payments

In connection with the Company’s acquisition of Miami International Forwarders in 2003 and the buyout of a minority interest partner in Thailand in 2001, the Company made earnout payments totaling $4.2 million in the nine months ended September 30, 2005.

Note 10 – Guarantees

The Company guarantees certain financial liabilities, the majority of which relate to the Company’s freight forwarding operations.  The Company, in the normal course of business, is required to guarantee certain amounts related to customs bonds and services received from airlines.  These types of guarantees are usual and customary in the freight

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line facilities issued in the normal course of business.  IATA-related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line facilities include, but are not limited to, facilities associated with insurance requirements and certain potential tax obligations.  Generally, facilities have one-year or two-year terms and are renewed upon expiration.  As of September 30, 2005, total IATA-related guarantees, customs bonds and other working capital credit line facilities were approximately $71.5 million.  Approximately $51.1 million of guarantees, customs bonds and borrowings against credit line facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $16.7 million which were recorded as liabilities on the Company’s consolidated balance sheet.

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

On October 2, 2001, the Company and the EEOC announced the filing of a Consent Decree settlement.  Under the Consent Decree, the Company agreed to pay $8.5 million into a fund to compensate individuals who claim to have experienced discrimination (“Settlement Fund”).  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (“LDP”).  In entering the Consent Decree, the Company made no admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001, became effective on October 3, 2002 and expired on October 3, 2005.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Notices were sent to all ineligible and eligible claimants who had forty-five days to accept a monetary distribution or “opt out” of the Consent Decree settlement.  Through October 27, 2005, 174 eligible Claimants have been sent settlement checks totaling approximately $808,000.  Only three Claimants have rejected awards and opted out of the settlement.  Eligible claimants also had the option of objecting to an award, but to do so they must have notified the Claims Administrator within thirty days of the date of their eligibility notice.  To date, all objections have been resolved by agreement between the EEOC and the Company’s counsel.  If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

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

During the first quarter of 2005, the Company recorded a loss and recognized an insurance recovery of $721,000 for property destroyed in the fire.  In February 2005, the Company received an interim payment on its property claim of $673,000.  The Company incurred $1.2 million of pre-tax operating losses in the first quarter of 2005 as a result of the fire.  A preliminary business interruption claim related to the fire has been submitted to our insurance carriers with a $928,000 initial payment received in May 2005, of which $567,000, $163,000 and $198,000 are recorded in revenues, personnel costs and other selling, general and administrative expenses, respectively, in the accompanying condensed consolidated statement of operations.  In the first quarter of 2005, the Company recorded a liability of $6.5 million for its estimated cargo losses due to customers and an insurance receivable of $6.5 million as the insurance recovery is deemed probable.  As of September 30, 2005, $4.0 million of cargo claims have been settled under the Company’s insurance policy.  An additional estimated $6.6 million of claims remain open of which $6.0 million is deemed probable of recovery under the Company’s insurance policy.  The Company recorded a liability of $590,000 for the estimated claims in excess of its insurance policy limits.  At September 30, 2005, a $6.0 million insurance receivable and a $6.6 million insurance liability for these estimated cargo losses was included in the Company’s condensed consolidated balance sheet.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

However, existing claims could be settled in excess of the Company’s insurance limits, which could have a material impact on its financial position, cash flows and results of operations.

Federal income tax audit

The Company’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the Internal Revenue Service (IRS).  On April 8, 2005, the Company received a Revenue Agent Report from the IRS field examination team for which the Company was required to respond by May 16, 2005.  On May 16th, the Company responded with a protest in response to the Agents Report contesting the proposed adjustments.  On June 8th, the IRS prepared a rebuttal report to the Company’s protest for which no issues were resolved and the IRS examination team subsequently forwarded the case to the Appeals division of the IRS for resolution.  A formal initial appeals conference has been scheduled for mid-November 2005.  The income tax returns that are under audit are the income tax returns filed by EGL for fiscal years ended September 30, 2000, September 30, 2001, December 31, 2001, and the final income tax return filed by Circle International Group, Inc., a subsidiary of EGL, for the fiscal year ended October 2, 2000, when it was a separate company prior to the merger with EGL.

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

If the proposed adjustments were upheld, the Company would be required to pay a total amount of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of operations, plus accrued interest of approximately $4.7 million through September 30, 2005.  No penalties have been proposed by the IRS as part of this examination.  Interest will continue to accrue until the matters are resolved.  The Company believes that the matters raised by the IRS were properly reported on its U.S. federal income tax returns in accordance with applicable laws and regulations in effect during the tax periods involved and is challenging these adjustments vigorously.  While the outcome of proceedings for these matters cannot be predicted with certainty, the Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and does not believe material adjustments to its tax returns are probable at this time.  However there is no assurance that the final outcome of the future proceedings with the IRS will not result in material adjustments which would have a material adverse impact on the Company’s results of operations, financial position and cash flows.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Net benefit cost for defined benefit plans:
Service cost	$ 1,397	$ 1,387	$ 232	$ 227
Interest cost	1,127	1,226	1	222
Expected return on plan assets	(1,116)	(1,147)	(10)	(212)
Amortization of prior service cost	179	246	(8)	30
Net pension enhancement and curtailment/ settlement expense	(3)	40	(2)	3
Net benefit cost for defined benefit plans	$ 1,584	$ 1,752	$ 213	$ 270
Contributions to benefit plans	$ 2,125	$ 2,016	$ 844	$ 282

Estimated contributions to the defined benefit plans for the period of October 1 to December 31, 2005 are approximately $501,000.

Note 13 – Related party transactions

Aircraft usage payments

In conjunction with the Company’s business activities prior to January 2005, the Company periodically utilized aircraft owned by entities controlled by James R. Crane, the Company’s Chief Executive Officer.  The Company was charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the three and nine months ended September 30, 2004, the Company reimbursed the entities controlled by Mr. Crane approximately $52,000 and $863,000, respectively, for hourly usage of the plane.  In January 2005, the Company purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million.  The Company now uses its own airplane for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

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

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by Mr. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  During the nine months ended September 30, 2005 and 2004, the Company was reimbursed $230,000 and $95,000, respectively.  The Company received reimbursements of $62,000 for the quarter ended September 30, 2005.  The amount billed but not received as of September 30, 2005 was $4,000 and is included in other receivables on the consolidated balance sheets.

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

Financial information regarding the Company’s operations by geographic division for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Nine months ended September 30, 2005:
Total revenues	$ 1,032,458	$ 78,589	$ 478,496	$ 723,463	$ (51,579)	$ 2,261,427
Transfers between divisions	(17,107)	(4,387)	(14,036)	(16,049)	51,579	-
Revenues from customers	$ 1,015,351	$ 74,202	$ 464,460	$ 707,414	$ -	$ 2,261,427
Total net revenues	$ 420,785	$ 20,237	$ 147,718	$ 108,148	$ -	$ 696,888
Intercompany (profits) losses	1,480	(2,394)	(4,068)	$ 4,982	-	-
Net revenues	$ 422,265	$ 17,843	$ 143,650	$ 113,130	$ -	$ 696,888
Income before taxes	$ 46,952	$ 1,359	$ 4,077	$ 20,346		$ 72,734
Capital expenditures	$ 14,656	$ 300	$ 1,654	$ 3,210		$ 19,820
Depreciation and amortization expense	$ 15,640	$ 461	$ 3,218	$ 3,194		$ 22,513

Nine months ended September 30, 2004:
Total revenues	$ 952,867	$ 69,823	$ 420,496	$ 547,620	$ (49,521)	$ 1,941,285
Transfers between divisions	(16,258)	(4,336)	(13,988)	(14,939)	49,521	-
Revenues from customers	$ 936,609	$ 65,487	$ 406,508	$ 532,681	$ -	$ 1,941,285
Total net revenues	$ 393,067	$ 14,492	$ 136,773	$ 91,405	$ -	$ 635,737
Intercompany (profits) losses	4,847	(2,358)	(6,223)	3,734	-	-
Net revenues	$ 397,914	$ 12,134	$ 130,550	$ 95,139	$ -	$ 635,737
Income (loss) before taxes	$ 30,487	$ 1,405	$ 2,398	$ 19,190		$ 53,480
Capital expenditures	$ 24,510	$ 497	$ 3,356	$ 2,855		$ 31,218
Depreciation and amortization expense	$ 15,444	$ 342	$ 4,012	$ 3,138		$ 22,936

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Three months ended September 30, 2005:
Total revenues	$ 357,800	$ 24,094	$ 150,247	$ 265,777	$ (18,411)	$ 779,507
Transfers between divisions	(6,330)	(1,551)	(4,792)	(5,738)	18,411	-
Revenues from customers	$ 351,470	$ 22,543	$ 145,455	$ 260,039	$ -	$ 779,507
Total net revenues	$ 148,783	$ 7,556	$ 52,155	$ 38,466	$ -	$ 246,960
Intercompany (profits) losses	(370)	(914)	(1,296)	$ 2,580	-	-
Net revenues	$ 148,413	$ 6,642	$ 50,859	$ 41,046	$ -	$ 246,960
Income before taxes	$ 20,106	$ 531	$ 6,023	$ 7,351		$ 34,011
Capital expenditures	$ 5,499	$ 78	$ 586	$ 1,043		$ 7,206
Depreciation and amortization expense	$ 5,474	$ 169	$ 1,080	$ 1,107		$ 7,830

Three months ended September 30, 2004:
Total revenues	$ 344,502	$ 29,319	$ 151,750	$ 211,331	$ (17,485)	$ 719,417
Transfers between divisions	(5,691)	(1,433)	(4,886)	(5,475)	17,485	-
Revenues from customers	$ 338,811	$ 27,886	$ 146,864	$ 205,856	$ -	$ 719,417
Total net revenues	$ 140,018	$ 5,754	$ 46,945	$ 33,208	$ -	$ 225,925
Intercompany (profits) losses	1,492	(502)	(2,097)	1,107	-	-
Net revenues	$ 141,510	$ 5,252	$ 44,848	$ 34,315	$ -	$ 225,925
Income (loss) before taxes	$ 14,231	$ 657	$ (476)	$ 7,035		$ 21,447
Capital expenditures	$ 7,839	$ 143	$ 648	$ 808		$ 9,438
Depreciation and amortization expense	$ 5,244	$ 114	$ 1,243	$ 1,092		$ 7,693

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The reconciliation between income before taxes, capital expenditures and depreciation and amortization for reportable segments to consolidated amounts is as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2004	2005	2004
Income before taxes for reportable segments	$ 72,734	$ 53,480	$ 34,011	$ 21,447
Interest, corporate administrative expenses and other miscellaneous nonoperating income (expense)	(2,722)	8,495	(587)	5,499
Income before taxes	$ 70,012	$ 61,975	$ 33,424	$ 26,946

Capital expenditures for reportable segments	$ 19,820	$ 31,218	$ 7,206	$ 9,438
Capital expenditures not allocated to segments	12,803	230	(14)	74
Capital expenditures	$ 32,623	$ 31,448	$ 7,192	$ 9,512

Depreciation and amortization for reportable segments	$ 22,513	$ 22,936	$ 7,830	$ 7,693
Depreciation and amortization not allocated to segments	4,347	2,976	1,247	1,189
Depreciation and amortization	$ 26,860	$ 25,912	$ 9,077	$ 8,882

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Consolidated
Balance at September 30, 2005	$ 590,098	$ 36,793	$ 249,386	$ 215,696	$ 1,091,973
Balance at December 31, 2004	$ 612,072	$ 38,900	$ 242,953	$ 200,938	$ 1,094,863

EGL, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected selected aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2005 and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 0-27288).

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

Overview

The primary macroeconomic growth indicators of our business include general growth in the economy, international trade, particularly out of Asia, the level of high-tech spending and the increase in outsourcing of logistics projects.  Business drivers over which we have some control and focus on internally are our ability to: (1) link transportation services with our logistics services, (2) cross-sell our services to existing and prospective customers and (3) collaborate with our customers to provide flexible, cost-effective and profitable supply chain solutions.

We achieved gross revenues of $780 million for the quarter ended September 30, 2005, an 8.5% increase over gross revenues of $719 million in the third quarter of 2004.  Our financial position was strengthened by higher gross and net revenues in the third quarter of 2005.  Despite growth in business, we remain committed to leveraging our infrastructure by containing our operating expenses and improving our yield management in 2005.

Our results of operations, cash flows and financial position for the third quarter of 2005 reflect, among other things, the following:

-

increase in net revenue margins with ocean freight forwarding and logistics products;

-

higher effective tax rate due to tax operating losses in certain foreign countries; and

-

improved working capital management to increase cash flows from operating activities.

Increase in net revenue margins.  Net revenue margins increased to 31.7% in the third quarter of 2005 compared to 31.4% in the third quarter of 2004, reflecting increases in margins in the ocean freight forwarding and logistics products.  Air freight forwarding margin deterioration is due to under-recovered fuel costs and compressed yields between Asia and the U.S.  Ocean forwarding margins increased due to improved margins on ocean exports out of North America due to higher capacity introduced by carriers.  Logistics margins have improved due to lower warehouse costs primarily in Europe.

Income tax.  The effective tax rate for the third quarter of 2005 was 42.5%, due to tax operating losses in certain foreign countries with out any tax loss carryforward benefit recorded for those countries.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Cash flows from operations.  Cash flows from operations during the three months ended September 30, 2005 was $77.3 million, reflecting improved management of our working capital, particularly through continued focus on our collection of trade receivables.

Our organization continues to focus on improving yields through strong management of purchased transportation costs and fuel surcharges and improving the results in our European operations.

Results of Operations

	Nine Months Ended September 30,
	2005		2004
			(Restated)
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 1,469,947	65.0	$ 1,264,323	65.1
Ocean freight forwarding	329,076	14.6	279,784	14.5
Customs brokerage and other	462,404	20.4	397,178	20.4
Revenues	$ 2,261,427	100.0	$ 1,941,285	100.0
		% of		% of
	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 407,462	27.7	$ 374,284	29.6
Ocean freight forwarding	67,516	20.5	57,129	20.4
Customs brokerage and other	221,910	48.0	204,324	51.4
Net revenues	$ 696,888	30.8	$ 635,737	32.7
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	390,473	56.0	356,336	56.0
Other selling, general and administrative expenses	244,620	35.1	226,368	35.6
EEOC legal settlement	(5,975)	(0.8)	-	-
Operating income	67,770	9.7	53,033	8.4
Nonoperating income, net	2,242	0.3	8,942	1.4
Income before provision for income taxes	70,012	10.0	61,975	9.8
Provision for income taxes	30,913	4.4	23,987	3.8
Net income	$ 39,099	5.6	$ 37,988	6.0

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenues increased $320.1 million, or 16.5%, to $2,261.4 million in the nine months ended September 30, 2005 compared to $1,941.3 million in the nine months ended September 30, 2004 due to increases in all product lines.  Net revenues, which represent revenues less freight transportation costs, increased $61.2 million, or 9.6%, to $696.9 million in the nine months ended September 30, 2005 compared to $635.7 million in the nine months ended September 30, 2004 due to significant increases in all product lines across all geographic areas.  Net revenue margins of 30.8% for the nine

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

months ended September 30, 2005 declined from 32.7 for the nine months ended September 30, 2004 reflecting the rising fuel costs and higher rate of growth in the lower margin (but higher net revenue per shipment) international air and ocean products.

Air freight forwarding revenues.  Air freight forwarding revenues increased $205.6 million, or 16.3%, to $1,469.9 million in the nine months ended September 30, 2005 compared to $1,264.3 million in the nine months ended September 30, 2004 primarily due to volume increases in Asia Pacific, where we continue to see large increases in both volumes and weights shipped, and volume increases in North America.

Air freight forwarding net revenues increased $33.2 million, or 8.9%, to $407.5 million in the nine months ended September 30, 2005 compared to $374.3 million in the nine months ended September 30, 2004.  Air freight forwarding margins decreased to 27.7% for the nine months ended September 30, 2005 compared to 29.6% for the nine months ended September 30, 2004, primarily due to declines in North America and Asia Pacific due to higher fuel costs not absorbed by our customers.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $49.3 million, or 17.6%, to $329.1 million in the nine months ended September 30, 2005 compared to $279.8 million in the nine months ended September 30, 2004.  The increase in revenues was due principally to volume increases in all geographic divisions, especially in Asia Pacific and North America, as a result of our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $10.4 million, or 18.2%, to $67.5 million in the nine months ended September 30, 2005 compared to $57.1 million in the nine months ended September 30, 2004, primarily due to increases in Asia Pacific, North America and Europe/Middle East.  Ocean freight forwarding margins increased slightly to 20.5% in the nine months ended September 30, 2005 compared to 20.4% in the nine months ended September 30, 2004.  Ocean freight forwarding margins steadily declined throughout 2004 due to higher carrier rates and increased volumes of business in the competitive transpacific east bound and Asia to Europe tradelanes.  Margins have begun to increase in 2005 due to improved margins on ocean exports out of North America due to higher capacity introduced by carriers.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $65.2 million, or 16.4%, to $462.4 million in the nine months ended September 30, 2005 compared to $397.2 million in the nine months ended September 30, 2004.  Customs brokerage revenues increased primarily due to growth in Europe/Middle East and North America trade activity.  Warehousing and logistics revenues increased due to growth in all geographic divisions.

Customs brokerage and other net revenues increased by $17.6 million, or 8.6%, to $221.9 million in the nine months ended September 30, 2005 compared to $204.3 million in the nine months ended September 30, 2004.  Customs brokerage and other margins, however, decreased to 48.0% for the nine months ended September 30, 2005 compared to 51.4% for the nine months ended September 30, 2004 primarily due to lower margins in Europe/Middle East and North America resulting from termination or completion of several high margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $34.2 million, or 9.6%, to $390.5 million in the nine months ended September 30, 2005 compared to $356.3 million in the nine months ended September 30, 2004.  The increase in personnel costs was due primarily to increased hiring as a result of the increase in business activity.  In addition, during the nine months ended September 30, 2005, we recorded charges of $1.6 million for workforce reductions, mainly in certain European and U.S. locations.  We have historically maintained incentive bonus, profit sharing and sales commission compensation plans to reward attainment of targets.  For 2005, we introduced incentive bonus and profit sharing compensation plans that include a combination of target achievements related to total company financial performance, business unit financial performance and individual goals and objectives.  The changes in the plans have resulted in a lower level of incentive compensation expense in 2005.  As a percentage of

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

net revenues, personnel costs were 56.0% in the nine months ended September 30, 2005 and September 30, 2004.  Our average headcount during the nine months ended September 30, 2005, increased only 10.0% compared to a 16.5% increase in gross revenues during the same period.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $18.2 million, or 8.0%, to $244.6 million in the nine months ended September 30, 2005 compared to $226.4 million in the nine months ended September 30, 2004.  As a percentage of net revenues, other selling, general and administrative expenses decreased to 35.1% for the nine months ended September 30, 2005 compared to 35.6% for the same period in 2004.  The increase is due primarily to increased fees for the continued deployment of our Vision suite of technologies – freight forwarding, accounting and human resources systems – as well as increased accounting and tax fees, offset by a decrease in facility expense.  The decrease in facility expense in the nine months ended September 30, 2005 is primarily due to the absence of a $5.8 million charge for idle facilities, including the subleasing of an excess facility in Miami, that was recorded in the nine months ended September 30, 2004.

EEOC legal settlement.  During the nine months ended September 30, 2005, we recaptured $6.0 million of the $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating income (expense), net.  For the nine months ended September 30, 2005, nonoperating income, net was $2.2 million compared to nonoperating income, net of $8.9 million for the nine months ended September 30, 2004.  The $6.7 million change is due primarily to $12.1 million in gains on the sale of our investments in Miami Air and TDS Logistics, Inc. (TDS) in the second and third quarters of 2004 and a $1.8 million decrease in income from affiliates, offset by a $2.0 million increase in foreign exchange gains due to a strengthening of the U.S. dollar, a $4.4 million decrease in interest expense and a $613,000 increase in interest income.

Effective tax rate.  The effective income tax rate for the nine months ended September 30, 2005 was 44.2% compared to 38.7% for the nine months ended September 30, 2004.  The higher tax rate was due primarily to deferred tax benefits that will not be recognized for certain European jurisdictions that are in loss positions for 2005.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Results of Operations

	Three Months Ended September 30,
	2005		2004
			(Restated)
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 516,236	66.2	$ 468,629	65.1
Ocean freight forwarding	108,868	14.0	110,753	15.4
Customs brokerage and other	154,403	19.8	140,035	19.5
Revenues	$ 779,507	100.0	$ 719,417	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 145,397	28.2	$ 135,513	28.9
Ocean freight forwarding	23,224	21.3	21,508	19.4
Customs brokerage and other	78,339	50.7	68,904	49.2
Net revenues	$ 246,960	31.7	225,925	31.4
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	129,349	52.4	126,555	56.0
Other selling, general and administrative expenses	84,567	34.2	75,545	33.5
Operating income	33,044	13.4	23,825	10.5
Nonoperating income, net	380	0.1	3,121	1.4
Income before provision for income taxes	33,424	13.5	26,946	11.9
Provision for income taxes	14,192	5.7	10,371	4.6
Net income	$ 19,232	7.8	$ 16,575	7.3

Three Months Ended September 30, 2005 Compared To Three Months Ended September 30, 2004

Revenues increased $60.1 million, or 8.4%, to $779.5 million in the three months ended September 30, 2005 compared to $719.4 million in the three months ended September 30, 2004 due to increases in air freight forwarding and customs brokerage and other revenues.  Net revenues, which represent revenues less freight transportation costs, increased $21.1 million, or 9.3%, to $247.0 million in the three months ended September 30, 2005 compared to $225.9 million in the three months ended September 30, 2004 primarily due to increases in both airfreight forwarding and customs brokerage and other net revenues followed by modest increases in ocean freight forwarding net revenues.  Net revenue margins of 31.7% for the three months ended September 30, 2005 increased from 31.4% in the third quarter of 2004 on improvements in ocean freight forwarding margins and logistics margins.

Air freight forwarding revenues.  Air freight forwarding revenues increased $47.6 million, or 10.2%, to $516.2 million in the three months ended September 30, 2005 compared to $468.6 million in the three months ended September 30, 2004 primarily due to volume increases in Asia Pacific, where we continue to see increases in both volumes and weights shipped, and volume increases in North America.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

Air freight forwarding net revenues increased $9.9 million, or 7.3%, to $145.4 million in the three months ended September 30, 2005 compared to $135.5 million in the three months ended September 30, 2004.  Air freight forwarding margins decreased to 28.2% for the three months ended September 30, 2005 compared to 28.9% for the three months ended September 30, 2004, primarily due to increased fuel costs not absorbed by our customers.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues decreased $1.9 million, or 1.7%, to $108.9 million in the three months ended September 30, 2005 compared to $110.8 million in the three months ended September 30, 2004.  The decrease in revenues was due principally to volume decreases in Europe/Middle East and South America partially offset by increases in Asia Pacific and in North America.

Ocean freight forwarding net revenues increased $1.7 million, or 7.9%, to $23.2 million in the three months ended September 30, 2005 compared to $21.5 million in the three months ended September 30, 2004 primarily due to increases in Asia Pacific and North America.  Ocean forwarding margins increased to 21.3% in the three months ended September 30, 2005 compared to 19.4% in the three months ended September 30, 2004 due primarily to improved margins on ocean exports out of North America due to higher capacity introduced by carriers.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $14.4 million, or 10.3%, to $154.4 million in the three months ended September 30, 2005 compared to $140.0 million in the three months ended September 30, 2004.  Customs brokerage revenues increased primarily due to growth in North America trade activity.  Warehousing and logistics revenues increased due to growth in Europe/Middle East and Asia Pacific.

Customs brokerage and other net revenues increased by $9.4 million, or 13.6%, to $78.3 million in the three months ended September 30, 2005 compared to $68.9 million in the three months ended September 30, 2004.  Customs brokerage and other margins increased to 50.7% for the three months ended September 30, 2005 compared to 49.2% for the three months ended September 30, 2004, primarily due to decreased warehousing costs in Asia Pacific and Europe.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $2.7 million, or 2.1%, to $129.3 million in the three months ended September 30, 2005 compared to $126.6 million in the three months ended September 30, 2004.  The increase in personnel costs was primarily due to increased hiring as a result of increased business activity, offset by a decrease in incentive compensation expense.  We have historically maintained incentive bonus, profit sharing and sales commission compensation plans to reward attainment of targets.  For 2005, we introduced incentive bonus and profit sharing compensation plans which include a combination of target achievements related to total company financial performance, business unit financial performance and individual goals and objectives.  The change in the plans resulted in a lower level of incentive compensation expense in the third quarter of 2005.  As a percentage of net revenues, personnel costs were 52.4% in the three months ended September 30, 2005 compared to 56.0% in the three months ended September 30, 2004.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $9.1 million, or 12.1%, to $84.6 million in the three months ended September 30, 2005 compared to $75.5 million in the three months ended September 30, 2004.  As a percentage of net revenues, other selling, general and administrative expenses were 34.2% in the three months ended September 30, 2005 compared to 33.5% in the three months ended September 30, 2004.  The increase is due primarily to increased fees for the continued deployment of our Vision suite of technologies – freight forwarding, accounting and human resources systems – as well as increased accounting and tax fees and communications costs.

Nonoperating income (expense), net.  For the three months ended September 30, 2005, nonoperating income, net, was $380,000 compared to nonoperating income, net of $3.1 million for the three months ended September 30, 2004.  The $2.7 million change was due primarily to a $5.4 million gain on the sale of our investment in TDS in the third quarter of 2004, offset by a $603,000 increase in foreign exchange gains due to a strengthening of the U.S. dollar, a $1.4 million decrease in interest expense and a $190,000 increase in interest income, and a $387,000 increase in income from

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

affiliates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.  Loss from affiliates was $22,000 in the third quarter of 2005 compared to $409,000 in the third quarter of 2004.

Effective tax rate.  The effective tax rate for the three months ended September 30, 2005 was 42.5% compared to 38.5% in the third quarter of 2004.  The higher tax rate was due primarily to deferred tax benefits that will not be recognized for certain European jurisdictions that are in expected loss positions for 2005.

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

As primarily a non-asset based freight forwarder, we do not have the significant capital expenditures that would be required of an asset based forwarder.  We believe our capital expenditures for 2005 will be in the range of $38 to $42 million, with a range of $15 to $20 million expected on information systems expenditures.  Our capital expenditures for the nine months ended September 30, 2005, were $32.6 million, including $12.5 million for the purchase of a corporate plane.  In addition, on April 4, 2005 our Board of Directors authorized the repurchase of up to $60 million, depending on market conditions and other factors, of our outstanding common stock in connection with a stock repurchase program.  On May 31, 2005, the Board of Directors extended the stock repurchase program to September 28, 2005 and authorized the repurchase of an additional $60 million of our common stock (resulting in a total of $120 million).  As of September 28, 2005, we had repurchased 5.0 million shares of our outstanding common stock at an average price of $18.98 per share or $94.3 million in total.

On August 29, 2005, our Board of Directors authorized a modified “Dutch Auction” self-tender offer to purchase up to 9,615,000 shares (up to $250 million) of our common stock.  The tender offer commenced on Tuesday, August 30, 2005 and expired on Wednesday, September 28, 2005.  In the tender offer, shareholders had the opportunity to tender some or all of their shares at a price not less than $22.50 per share or more than $26.00 per share, net to the seller in cash, without interest.

On October 4, 2005, we announced the final results of the tender offer.  An aggregate of 8,085,958 shares were properly tendered and not withdrawn at or below a price of $26.00.  Because shareholders tendered less than 9,615,000 shares, there was no proration of tendered shares.  As a result, we accepted for purchase and paid approximately $210.2 million for all 8,085,958 shares at a price of $26.00 per share.  Any shares received in the tender offer that were not tendered properly were returned to the tendering shareholders.  The shares purchased pursuant to the tender offer represented approximately 17.1% of our outstanding shares as of September 30, 2005.

Based on current plans, we believe that our existing capital resources, including $130.9 million of cash and cash equivalents and $278.5 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through September 30, 2006.  However, future changes in our business could cause us to consume

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

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

Cash flows from operating activities.  Net cash provided by operating activities was $170.0 million in the nine months ended September 30, 2005 compared to $41.7 million in the nine months ended September 30, 2004.  The increase in the nine months ended September 30, 2005 was due primarily to a $93.0 million net increase in cash from changes in working capital for the nine months ended September 30, 2005 compared to a $15.2 million net decrease in cash from changes in working capital for the nine months ended September 30, 2004.  The positive working capital cash flow in the third quarter of 2005 was due to a decrease in trade receivables resulting from continued focus on timely collection of our balances and an increase in trade payables from management of vendor payments.  Additionally during the nine months ended September 30, 2005, $5.0 million was transferred from restricted cash primarily as a result of the U.S. District Court order granting the recapture of $6.0 million of the Settlement Fund.

Cash flows from investing activities.  Net cash used in investing activities in the nine months ended September 30, 2005 was $33.2 million compared to net cash provided of $2.6 million in the nine months ended September 30, 2004.  We incurred capital expenditures of $32.6 million during the nine months ended September 30, 2005, as compared to $31.4 million during the nine months ended September 30, 2004.  $12.5 million of the capital expenditures in 2005 relate to the purchase of a corporate plane.  In connection with our acquisition of Miami International Forwarders in 2003 and the buyout of a minority interest partner in Thailand in 2001, we made earnout payments totaling $4.2 million and $3.3 million in the nine months ended September 30, 2005 and 2004, respectively.  Additionally, in 2004, we sold our investment in Miami Air International to an unrelated party for approximately $6.7 million in cash and our investment in TDS for approximately $45.3 million in cash.  We also acquired a 49% interest in our subsidiaries in France, Spain and Portugal for a purchase price of approximately $16.2 million in cash.

Cash flows from financing activities.  Net cash used in financing activities in the nine months ended September 30, 2005 was $96.7 million compared to $40.2 million in the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, we repurchased approximately 5.0 million shares or our commons stock for $94.3 million in cash compared to 3.4 million shares of our common stock for $59.1 million in cash that was repurchased and retired in the nine months ended September 30, 2004.  Net repayment of debt was $4.8 million for the nine months ended September 30, 2005 compared to net issuance of debt of $2.2 million in the nine months ended September 30, 2004.  We received $6.2 million in proceeds from the exercise of approximately 337,000 stock options in the nine months ended September 30, 2005 compared to $22.9 million in proceeds from the exercise of approximately 1.2 million stock options in the nine months ended September 30, 2004.  Repayment of capital leases and software maintenance was $3.8 million for the nine months ended September 30, 2005 compared to repayment of capital leases, software maintenance and financed insurance premiums of $5.4 million in the nine months ended September 30, 2004.

Amended and Restated Credit Agreement

We entered into an agreement dated as of September 30, 2005 establishing a new $300 million, senior secured revolving credit facility (the Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement amends and restates our existing revolving credit agreement dated as of September 15, 2004, as previously amended (the Existing Credit Agreement).  The Amended and Restated Credit Agreement is with a syndicate of 13 financial institutions with Bank of America, N.A., as lender and administrative agent and matures on September 30, 2010.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

We may use borrowings under the Amended and Restated Credit Agreement for working capital, capital expenditures and other lawful corporate purposes, to make permitted acquisitions and investments, to pay dividends and to repurchase our common stock.

Amounts borrowed under the Amended and Restated Credit Agreement are guaranteed by all of our existing and future direct and indirect domestic subsidiaries and secured equally and ratably by:

-

all of our present and future shares of capital stock of (or other ownership or profit interests in) each of our present and future subsidiaries (limited, in the case of certain material first-tier foreign subsidiaries, to a pledge of 65% of the capital stock of such subsidiaries);

-

all of our and each of our domestic subsidiaries’ present and future property and assets; and

-

all proceeds and products of the property and assets described above.

Loans under the Amended and Restated Credit Agreement will bear interest initially at a rate per annum equal to either, at our option, (1) LIBOR plus 1.25% or (2) the Base Rate (defined as the higher of Bank of America, N.A.’s prime rate or 0.50% over the Federal Funds rate).  In addition, we are required to pay a commitment fee of 0.30% on the undrawn amounts under the Amended and Restated Credit Agreement.  Interest rates and commitment fees under the Amended and Restated Credit Agreement are subject to increase or decrease as a function of the ratio of our Consolidated Net Funded Indebtedness to Consolidated EBITDA (each as defined in the Amended and Restated Credit Agreement).  We may select interest periods of one, two, three or six months for LIBOR loans, subject to availability.  Interest will be payable at the end of the selected interest period, but no less frequently than quarterly.

Under the Amended and Restated Credit Agreement, we are subject to various covenants, including, among others, the following:

-

a requirement that we maintain, on a rolling four-quarter basis, a ratio of Consolidated Net Funded Indebtedness to Consolidated EBITDA (each as defined in the Amended and Restated Credit Agreement) of not greater than 3.5 to 1.0 through December 31, 2006, and decreasing to 3.0 to 1.0 thereafter;

-

a requirement that, on a rolling four-quarter basis, we have a ratio of Consolidated EBIT to Consolidated Interest Charges (each as defined in the Amended and Restated Credit Agreement) of at least 2.5 to 1.0 through December 31, 2006, and increasing to 3.0 to 1.0 thereafter;

-

a requirement that, at the end of each fiscal quarter, we have a ratio of book accounts receivable by us and our subsidiaries to Consolidated Net Funded Indebtedness (as defined in the Amended and Restated Credit Agreement) of at least 1.1 to 1.0; and

-

limitations on, among other things, liens indebtedness, asset sales, dividends and stock redemptions, investments and acquisitions, transactions with affiliates and consolidations, mergers and sales of all or a substantial part of our consolidated assets.

The Amended and Restated Credit Agreement contains events of default customary for an agreement of this type.  The occurrence of certain specified “internal control” events could reasonably be expected to have a material adverse effect on us also constitutes an event of default under the Amended and Restated Credit Agreement.  If a default occurs and is continuing, the administrative agent may, among other things, declare all outstanding principle amounts immediately due and payable.

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  We had $21.5 million in letters of credit outstanding and unused borrowing capacity of $278.5 million under the Amended and Restated Credit Agreement as of September 30, 2005.  On October 4, 2005, we borrowed approximately $95.8 million

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

under the Amended and Restated Credit Agreement to partially fund the purchase of shares of our common stock in connection with the tender offer (see note 8 of the notes to our condensed consolidated financial statements).

Note Repurchase Agreement

On October 12, 2005, we entered into a note purchase agreement (the Note Purchase Agreement) providing for the issuance and sale of $100 million aggregate principal amount of floating rate, senior secured notes due October 12, 2012 (the Notes) to the purchasers named therein.  Banc of America Securities LLC acted as placement agent for this offering.  The issuance and sale of the Notes by us, and the resale of the Notes by Banc of America Securities LLC was made pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933.

We  used the proceeds from the sale of the Notes to repay the amounts outstanding under our $100 million bridge loan facility established by an agreement (the Bridge Loan Agreement) dated as of September 30, 2005, among EGL and the other parties thereto.  The Bridge Loan Agreement was entered into in connection with the tender offer.  The Bridge Loan Agreement was terminated upon repayment.

The Notes are guaranteed by all of our existing and future direct and indirect domestic subsidiaries and are secured by:

-

all of our present and future shares of capital stock of (or other ownership or profit interests in) each of our present and future subsidiaries (limited, in the case of certain material first-tier foreign subsidiaries, to a pledge of 65% of the capital stock of such subsidiaries);

-

all of our and each of our domestic subsidiaries’ present and future property and assets; and

-

all proceeds and products of the property and assets described above.

The Notes rank pari passu in right of payment with our obligations under its Amended and Restated Credit Agreement and the obligations of our guarantor subsidiaries to guarantee our obligations under the Note Purchase Agreement rank pari passu in right of payment with their guarantees in respect of the Amended and Restated Credit Agreement.

Interest on the Notes will accrue at a floating rate per annum equal to LIBOR plus 1.65% for the applicable interest period. Interest periods are defined as the three month period commencing on the closing date and each successive three month period thereafter.  Interest on the Notes is payable quarterly in arrears on the last day of each interest period.

Under the Note Purchase Agreement, we are subject to various covenants, including, among others, the following:

-

a requirement that we maintain, on a rolling four-quarter basis, a ratio of Consolidated Net Debt to Consolidated EBITDA (each as defined in the Note Purchase Agreement) of not greater than 3.5 to 1.0;

-

a requirement that we maintain, on a rolling four-quarter basis, a ratio of Consolidated EBIT to Consolidated Interest Expense (each as defined in the Note Purchase Agreement) of at least 2.5 to 1.0;

-

a requirement that we have, at all times, a ratio of (x) book accounts receivable of the Company and certain subsidiaries to (y) Consolidated Net Debt (as defined in the Note Purchase Agreement) of at least 1.1 to 1.0;

-

a requirement that we not, at any time, permit the aggregate amount of all Priority Debt (as defined in the Note Purchase Agreement) to exceed 10% of its Consolidated Net Worth (as defined in the Note Purchase Agreement) as of the most recently ended fiscal quarter; and

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

-

limitations on, among other things, liens asset sales, dividends and stock redemptions, investments and acquisitions, transactions with affiliates and consolidations and mergers.

The Note Purchase Agreement contains customary events of default.  If a default occurs and is continuing, the Notes then outstanding shall (either automatically or by declaration of the holders of more than 50% of the principal amount of Notes then outstanding, depending upon the circumstances resulting in the default) become immediately due and payable.  If an event of default occurs and is continuing because we failed to pay principal, interest or other amounts due and payable on the Notes, then any Note holder may declare all of the Notes held by it to be immediately due and payable.

On October 4, 2005, we borrowed $100 million under the Bridge Loan Agreement, which was repaid by borrowings under the Note Purchase Agreement.  These borrowings were used to purchase shares of our common stock pursuant to the tender offer and to pay related fees and expenses.

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

Other guarantees.  Several of our foreign operations guarantee amounts associated with our international freight forwarding services.  These include IATA (International Air Transportation Association) guarantees, customs bonds and other working capital credit facilities issued in the normal course of business.  As of September 30, 2005, guarantees and credit facilities totaled $71.5 million, and we had $51.1 million of guarantees, customs bonds and borrowings against facilities outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $16.7 million which were recorded as liabilities on our condensed consolidated balance sheet.

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of September 30, 2005, $38.6 million of this software was under development and was not being depreciated.  We expect capital expenditures for the year ending December 31, 2005 to be approximately $38 to $42 million, including approximately $15 to $20 million for information technology development and upgrades.

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

Federal income tax audit.  As discussed in note 11 of the notes to our condensed consolidated financial statements, EGL’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the IRS.  The IRS is proposing, among other items, to disallow various merger transaction costs and various software research and development expenditures taken as tax deductions.  If the proposed adjustments are upheld, we would be required to pay a total of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of operations, plus accrued interest of approximately $4.7 million through September 30, 2005.  We are protesting the proposed adjustments to the Appeals office of the IRS.  We believe our U.S. federal income tax

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (CONTINUED)

returns were completed in accordance with applicable laws and regulations and do not believe material adjustments to our tax returns are probable.  However, there is no assurance that the final outcome will not result in material adjustments which would have a material adverse impact on our results of operations and cash flows.

Commissioner’s Charge

As discussed in “Part II, Item 1. Legal Proceedings”, effective October 3, 2002 we reached a Consent Decree settlement with the EEOC which resolved the EEOC’s allegations contained in the Commissioner’s Charge.

Related Party Transactions

Aircraft usage payments

In conjunction with our business activities, prior to January 2005, we periodically utilized aircraft owned by entities controlled by Mr. Crane.  We were charged for actual usage of the plane on an hourly basis and billed on a periodic basis.  During the three and nine months ended September 30, 2004, we reimbursed the entities controlled by Mr. Crane approximately $52,000 and $863,000, respectively, for hourly usage of the plane.  In January 2005, we purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million.   This aircraft is used for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement therefore.

On July 18, 2005, the Compensation Committee of the Board of Directors of EGL approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 150 hours per year of personal use of our aircraft without reimbursement by Mr. Crane. We intend to include in Mr. Crane’s taxable income each year the amount required by then-current U.S. federal income tax regulations.  On August 5, 2005, the Board of Directors of the EGL approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, an arrangement to provide the independent members of the Board of Directors with limited personal usage of the Company’s aircraft, without reimbursement by the directors.  Personal usage of the aircraft by the directors is subject to availability, with priority given to our usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year. We will record the number of hours utilized by each director and include in such director’s yearly taxable income the amount required by then current U.S. federal income tax regulations.

Shared employees

Certain of our employees also perform services for unaffiliated companies owned by Mr. Crane.  We are reimbursed for these services based upon an allocation percentage of total salaries agreed to by EGL and Mr. Crane.  During the nine months ended September 30, 2005 and 2004, we received reimbursements of $230,000 and $95,000, respectively.  We received reimbursements of $62,000 for the quarter ended September 30, 2005.  We received no reimbursements for the quarter ended September 30, 2004.  The amount billed but not received as of September 30, 2005 was $4,000 and is included in other receivables on the consolidated balance sheets.

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

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report.   In the course of this evaluation, management considered the material weaknesses in our internal control over financial reporting discussed below and our remediation efforts during the nine months ended September 30, 2005.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weaknesses discussed below, our disclosure controls and procedures were not effective, as of September 30, 2005, with respect to the recording, processing, summarizing and reporting, within the time periods specified in the SEC’s rules and forms, of information required to be disclosed by us in the reports that we file or submit under the Exchange Act.  In light of the material weaknesses, we performed additional analyses and other post-closing procedures in an effort to ensure our consolidated financial statements included in this quarterly report have been prepared in accordance with generally accepted accounting principles.  Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

As described in our Annual Report on Form 10-K as of December 31, 2004 we concluded that the following control deficiencies constituted material weaknesses:

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

In an effort to remediate this material weakness, we have hired additional qualified personnel, we have utilized third party professionals for the Income Tax Accounting Manager position while pursuing a permanent replacement, have utilized third party accounting firms to assist in review and reconciliation of the above calculations and balances, and have implemented global training programs for foreign jurisdictions for current and deferred income taxes under U.S. generally accepted accounting principles.

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

Other than discussed above, there has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 29, 2000, the EEOC filed a Motion to Intervene in the Philadelphia litigation, which was granted by the Court in Philadelphia on January 31, 2001.  In addition, the Philadelphia Court granted our motion that the case be transferred to the United States District Court for the Southern District of Texas – Houston Division where we had previously initiated litigation against the EEOC due to what we believed to have been inappropriate practices by the EEOC in the issuance of the Commissioner’s Charge and in the subsequent investigation.

On October 2, 2001, we and the EEOC announced the filing of a Consent Decree settlement. Under the Consent Decree, we agreed to pay $8.5 million into a fund to compensate individuals who claim to have experienced discrimination (“Settlement Fund”).  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (“LDP”).  In entering the Consent Decree, we made no admission of liability or wrongdoing.  The Consent Decree was approved by the District Court in Houston on October 1, 2001 and became effective on October 3, 2002.  It expired on October 3, 2005.

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

Notices were sent to all ineligible and eligible claimants who had forty-five days to accept a monetary distribution or “opt out” of the Consent Decree settlement.  Through October 27, 2005, 174 eligible Claimants have been sent settlement checks totaling approximately $808,000.  Only three Claimants have rejected awards and opted out of the settlement.  Eligible claimants also had the option of objecting to an award, but to do so they must have notified the Claims Administrator within thirty days of the date of their eligibility notice.  To date, all objections have been resolved by agreement between the EEOC and counsel for EGL.  If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases by the Company during the three months ended September 30, 2005 of equity securities that are registered by the Company pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of a publicly announced plans or programs (2)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1) (3)
	(in thousands, except price per share)
July 1 to 31, 2005	35	$ 20.02	35	$ 25,706
August 1 to 31, 2005	-	$ -	-	$ 25,706
September 1 to 30, 2005	-	$ -	-	$ -
Total	35	$ 20.02	35	$ -

(1)

On April 4, 2005, the Company’s Board of Directors (the Board) publicly announced its approval of a stock repurchase program for up to $60 million of the Company’s common stock over the 122 days which followed.  On May 31, 2005, the Board approved an increase in the maximum amount of shares to be repurchased from $60 million to $120 million and extended the stock repurchase program for an additional 55 days.  The stock repurchase program expired on September 28, 2005.

(2) All shares were repurchased in open market transactions. The Board’s approval allowed the Company to repurchase shares in the open market or through private transactions.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to the following:  the Company’s plans to reduce costs (including the scope, timing, impact and effects thereof); pending or expected financing transactions; the Company’s ability to leverage its infrastructure by containing operating expenses; the Company’s ability to improve yield management; the Company’s ability to pass-through fuel surcharges; the Company’s ability to reduce its tax rate for the remainder of 2005; anticipated future recoveries from actual or expected sublease agreements; the sensitivity of demand for the Company’s services to domestic and global economic conditions; cost management efforts; expected growth; the results, timing, outcome or effect of litigation or tax audits and our intentions or expectations of prevailing with respect thereto; future operating expenses; future margins; use of credit

EGL, INC.

facility proceeds; the timing and amount of repurchases of our outstanding common stock; the effectiveness of the Company’s disclosure controls and procedures (including remediation efforts with respect to material weaknesses); the expected impact of changes in accounting policies on the Company’s results of operations, financial condition or cash flows; fluctuations in currency valuations; fluctuations in interest rates; the impact of the war in Iraq and other tensions in the Middle East; ability to continue growth and implement growth and business strategy; ability to improve results in our European operations; the development, implementation, upgrade and integration of our financial and operational information systems; the amount and timing of capital expenditures; the ability of expected sources of liquidity to support working capital and capital expenditure requirements; the tax benefit of any stock option exercises; future expectations and outlook and any other statements regarding future growth, cash needs, terminals, operations, business plans and financial results and any other statements which are not historical facts.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “plans,” “project,” and similar expressions are intended to be among the statements that identify forward-looking statements.

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
*10.1

First Amended and Restated Credit Agreement dated as of September 30, 2005, among EGL, Inc., as Borrower; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Wachovia Bank, National Association, as Syndication Agent; JPMorgan Chase Bank, N.A. and Harris N.A., as Co-Documentation Agents; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; and Other Lenders party thereto (filed as Exhibit 10.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2005 and incorporated herein by reference).

*10.2

Bridge Term Loan Credit Agreement dated as of September 30, 2005, among EGL, Inc., as Borrower; Bank of America Mezzanine Capital, LLC as Administrative Agent and lender; and Other Lenders party thereto (filed as Exhibit 10.2 to EGL’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2005 and incorporated herein by reference).

*10.3

Note Purchase Agreement dated as of October 12, 2005, among EGL, Inc., and the purchasers named therein (filed as Exhibit 10.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference).

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

Date:  November 9, 2005

By:

/s/ James R. Crane

_______________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  November 9, 2005

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
*10.1

First Amended and Restated Credit Agreement dated as of September 30, 2005, among EGL, Inc., as Borrower; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Wachovia Bank, National Association, as Syndication Agent; JPMorgan Chase Bank, N.A. and Harris N.A., as Co-Documentation Agents; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; and Other Lenders party thereto (filed as Exhibit 10.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2005 and incorporated herein by reference).

*10.2

Bridge Term Loan Credit Agreement dated as of September 30, 2005, among EGL, Inc., as Borrower; Bank of America Mezzanine Capital, LLC as Administrative Agent and lender; and Other Lenders party thereto (filed as Exhibit 10.2 to EGL’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2005 and incorporated herein by reference).

*10.3

Note Purchase Agreement dated as of October 12, 2005, among EGL, Inc., and the purchasers named therein (filed as Exhibit 10.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2005 and incorporated herein by reference).

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