Form 10-K
period 2005-12-31
EGL INC
filed 2006-03-17
CIK 1001718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

Commission File No. 0-27288

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

(title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [ X ]    No  [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [   ]    No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [ X ]    Accelerated filer  [   ]    Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [X]

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $775.7 million, based on the last reported sale price of the common stock on the NASDAQ Stock Market.

As of March 3, 2006, the number of outstanding shares of the registrant’s Common Stock was 40,109,368 (net of 5,805,123 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2006 Annual Meeting of Shareholders is incorporated by reference in Part III of this Form 10-K.

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

Industry Overview

As business requirements for efficient and cost-effective distribution services have increased, so have the importance and complexity of effective supply chain management.  Businesses increasingly strive to minimize inventory levels with just-in-time processes, perform manufacturing and assembly operations in multiple locations and distribute products to numerous destinations.  As a result, companies frequently want expedited or time-definite deferred shipment services.  Time-definite deferred shipments are delivered at a specific time and are typically not expedited, which results in a lower rate than for an expedited shipment.

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

Most air freight forwarders, like EGL, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels, including FedEx Corporation.  Several integrated carriers, like United Parcel Service (“UPS”) and Deutsche Post AG, operating under the brand name and referred to herein as “DHL”, do focus on shipments of heavy cargo in competition with forwarders.  On occasion, integrated shippers serve as a source of cargo space to forwarders.  Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

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

Non-asset based business model.  With relatively no dedicated or fixed transportation costs, we are able to leverage our network and offer competitive pricing and flexible solutions to our customers.  Moreover, our balanced product offering provides us with revenue streams from multiple sources and enables us to retain customers even as they shift from priority to deferred shipments of their products.  We believe our model allows us to provide low-cost solutions to our customers while also generating revenues from multiple modes of transportation and logistics services.

Global presence with North American infrastructure.  Our global infrastructure enables us to provide a closed-loop logistics chain to our customers worldwide.  Within North America, our infrastructure consists of our pick up and delivery network, air and ground networks, and logistics and warehousing capabilities.  Our ground and pick up and delivery networks enable us to service the growing time-definite deferred forwarding market while providing the domestic service for international shipments once they reach North America.  In addition, we believe our heavyweight air network provides for the lowest available costs on shipments, as we have no dedicated charters or leases and can capitalize on available capacity in the market to move our customers’ goods.  Lastly, we have adequate warehouse and dock space available to leverage our North America infrastructure for future growth and/or to provide such space to our customers for their logistics needs.

Information technology resources.  A primary component of our business strategy is the continued development of advanced information systems to continually provide accurate and timely shipment information to our management and customers.  Our customer delivery tools enable connectivity with our customers’ and trading partners’ systems, which leads to more accurate and up-to-date information on the status of shipments.

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

Air Freight Forwarding and Consolidation Services

Our air freight forwarding operations include international and domestic air freight forwarding. Our total air freight forwarding revenues in 2005 were $2.0 billion, of which 25% were derived from domestic air freight forwarding within the United States and 75% were derived from international air freight forwarding.  Our air freight forwarding and related logistics services include the following:

-

domestic freight forwarding;

-

international freight forwarding;

-

inland transportation of freight from point of origin to distribution center or the carrier’s cargo terminal and from our terminal in the destination city to the recipient (pick up and delivery);

-

cargo assembly;

-

export packing and vendor shipment consolidation;

-

receiving and breaking down consolidated air freight shipments and arranging for distribution of the individual shipments;

-

charter arrangement and handling;

-

electronic transmittal of logistics documentation;

-

electronic purchase order/shipment tracking;

-

expedited document delivery to overseas destinations for customs clearance; and

-

procurement of cargo insurance.

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

Our rates are based on a charge per pound/kilogram.  We ordinarily charge the shipper a rate less than the rate that the shipper would be charged if they went directly to an airline.  Due to the high volume of freight we manage, we generally obtain lower rates per pound/kilogram from airlines than the rates we charge our customers for individual shipments.  This rate differential is the primary source of our air freight forwarding net revenues.  Our practice is to make prompt adjustments in our rates to match changes in airline rates.

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

Our air freight forwarding business is not dependent on any one customer or industry.  We provide services to global or multinational customers as well as regional customers.  In 2005, approximately 59% of our net revenues were attributable to air freight forwarding.

We have an ongoing relationship with DHL in which DHL provides us capacity in their North American air system.  This provides broad coverage into key markets.

Domestic local delivery services

In the United States and Canada, we provide same-day local pick up and delivery services, both for shipments where we are acting as an air freight forwarder as well as for third-party customers requiring pick up and delivery within the same metropolitan area.  We believe that these services provide an important complement to our air freight forwarding services by allowing for quality control over the critical pick up and delivery segments of the transportation process as well as allowing for prompt, updated information on the status of a customer’s shipment at each step in the shipment process.  We focus on providing local pick up and delivery services to customers with a relatively high volume of business, which we believe provides a greater potential for profitability than a broader base of small, infrequent customers.

As of December 31, 2005, local delivery services were offered in 77 of the 88 cities in the United States and Canada in which our terminals were located.  In all other cities, we have arrangements with agents to handle pick up and delivery services.  On-demand pick up and delivery services are available 24 hours a day, seven days a week.  In most locations, delivery drivers are independent contractors who operate their own vehicles.  Our Austin, Texas, Nashville, Tennessee and Atlanta, Georgia operations include a number of company-owned or leased trailers, trucks and other ground equipment primarily to service specific customer accounts.

Local pick up and delivery revenues were $334.8 million during 2005 and $289.8 million during 2004.  Approximately $188.3 million of these revenues during 2005 and $166.7 million of these revenues during 2004 were attributable to our air freight forwarding operations and were eliminated upon consolidation.  The remaining pick up and delivery revenues were attributable to local delivery services for third-party, non-forwarding business.  A substantial majority of the total cost of providing for local pick up and delivery of our freight forwarding shipments in 2005 and 2004 was attributable to our own local pick up and delivery services.  Revenues from domestic local delivery services, net of intercompany revenues, are included in air freight forwarding revenues.

Domestic truck brokerage services

We have established truck brokerage operations in the United States, Europe and China to provide logistical support to our forwarding operations and, to a lesser extent, to provide truckload service to selected customers.  In the United States, our truck brokerage operations operate under the Select Carrier Group (SCG) name.  Our truck brokerage services locate and secure capacity when overland transportation is the most efficient means of meeting customer delivery requirements, especially in cases of air freight customers choosing the deferred delivery option.  We use internal truck brokerage operations to meet delivery requirements without having to rely on third-party truck brokerage services.

Additionally, by providing for our own truck brokerage, we have been able to achieve greater efficiencies and utilize purchasing power over transportation providers.  We do not own a significant number of the trucks used in our truck brokerage operations and, instead, primarily use carriers or independent owner-operators of ground capacity on an as-needed basis.  We use our relationships with a number of independent trucking companies to obtain truck and trailer space.

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

Our compensation for ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by customers, who are either shippers or consignees.  In 2005, approximately 3% of our net revenues were attributable to international ocean freight forwarding, including commissions, forwarding fees and associated ancillary services.

Our global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to our air freight consolidation operations.  We procure customer freight, consolidate shipments bound for a particular destination, determine the routing, select the ocean carrier or charter a ship and tender each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.  As a NVOCC, we generally derive our revenues from the spread between the rate charged to our customer and the ocean carrier’s charge to us for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight.  Because of the volume of freight we control and consolidate, we are generally able to obtain lower rates from ocean carriers than the rate the shipper would be able to procure going directly to the carrier.  In 2005, ocean freight consolidation and associated ancillary services contributed approximately 6% of our net revenues.

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

Customs Brokerage

We function as a customs broker at approximately 50 locations in the United States and in over 300 international locations through our network of offices and agents.  In our capacity as a customs broker, we prepare and file all formal documentation required for clearance through customs agencies, obtain customs bonds, in many cases facilitate the payment of import duties on behalf of the importer, arrange for payment of collect freight charges and assist the importer in obtaining the most appropriate commodity classifications and in qualifying for duty drawback refunds.  Our customs brokers and support staff have substantial knowledge of the complex tariff laws and customs regulations governing the payment of duty, as well as valuation and import restrictions in their respective countries.  Within the United States, we employ a significant number of personnel holding individual customs broker licenses.

We rely both on company-designed and third-party computer technology for customs brokerage activities performed on behalf of our clients.  We utilize the Automated Broker Interface information system, providing an online link with the Bureau of U.S. Customs and Border Protection (CBP).  In several global trading centers, in addition to the United States, our offices are connected electronically to customs agencies for expedited pre-clearance of goods and centralized import management.  Such online interface with customs agencies speeds freight release and provides nationwide control of clearances at multiple ports and airports of entry.

We work with importers to design cost-effective import programs that utilize our distribution and logistics services and computer technology.  Such services include:

-

electronic document preparation;

-

cargo routing from overseas origins to ports and airports of entry;

-

foreign trade zone utilization;

-

bonded warehousing;

-

distribution of the cleared cargo to inland locations; and

-

trade compliance consulting.

In many United States and overseas locations, our bonded warehouses enable importers to defer payment of customs duties and coordinate release of cargo with their production or distribution schedules.  Goods are stored under customs service supervision until the importer is ready to withdraw or re-export them.  We receive storage charges for these in-transit goods and fees for related ancillary services.  We also offer Foreign Trade Zone management and trade compliance consulting services to provide customers with additional tools to maintain cost-effective compliant import programs.

As a customs broker operating in the United States, we are licensed by the U.S. Department of Homeland Security and regulated by the CBP.  Our fees for acting as a customs broker in the United States are not regulated, and we do not have a fixed fee schedule for customs brokerage services.  Instead, fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided.  In addition to fees, we bill the importer for amounts that we have paid on the importer’s behalf, including duties, collect freight charges and similar payments.  In 2005, approximately 16% of our net revenues were attributable to customs brokerage services.

We are committed to helping our customers secure their global supply chains from the global threat of terror.  As such, we have actively engaged in all U.S. government initiatives in the post September 2001 market.  We are a validated participant in the Customs - Trade Partnership Against Terrorism (CTPAT) and a member of the Business Anti-Smuggling Coalition (BASC).  We meet the requirements of the Trade Act of 2002 and, pursuant to regulations established by the U.S. CBP, transmit advanced shipment information for all U.S. import and transit shipments regardless of mode of transport.  Further, we continually review and update our processes and procedures to ensure compliance with all new government agency requirements, such as the record keeping requirements related to the U.S. Food and Drug Administration’s implementation of the Bio Terrorism Act.  We are also preparing for similar supply chain security initiatives in other jurisdictions outside of the U.S. that we believe will be the outgrowth of the World Customs Organization’s Framework of Standards.  As a result, we believe our customs brokerage strengths include the following:

-

over 100 years of experience in importing goods into the United States;

-

ISO certified desk level processes for consistency and compliance;

-

infrastructure of licensed professionals;

-

Customs-Trade Partners Against Terrorism, or C-TPAT, partner engaged in supply chain security; and

-

formal on-going training programs to ensure our expertise in import laws and regulations.

Logistics and Other Services

Customers increasingly demand more than the movement of freight from their transportation suppliers.  To meet these needs, suppliers seek to extend the services offered by their logistics partners, by, among other things, providing information on the status of materials, components and finished goods throughout the logistics supply chain and service performance reports on and proof of delivery for each shipment.  They also look for the physical distribution expertise associated with the physical distribution and warehouse management of their valuable merchandise.  We provide a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services.  In 2005, approximately 16% of our net revenues were attributable to logistics and other services.

Logistics services

We use our logistics expertise to maximize the efficiency and performance of our customers’ supply chains by providing solutions tailored to their specific needs.  We provide logistics services to our clients that are transactional or commodity based, have pricing models that are contractual (fixed or variable) where we focus mainly on reducing our customers’ cost structure and providing specialized services (e.g., order processing, product configuration).  In addition, we provide transportation consulting services and make our expertise and resources available to assist customers in balancing their transportation needs against budgetary constraints by developing logistics plans.  We staff and manage the shipping departments of some of our customers that outsource their transportation management function.  We also provide other ancillary services, including electronic data interchange, customized shipping reports, computerized tracking of shipments, air and ocean charters, cargo assembly and protective packing and crating.

Distribution and materials management services

We offer a wide range of customized inbound logistics and distribution management of our customers’ inventory.  We often provide these materials management services in conjunction with the transportation of cargo.  These services are provided in a number of our owned and leased logistics facilities in many locations throughout the world.  During 2005, we continued our program of improving existing facilities to meet customer needs.  Our distribution and materials management services include inventory control, vendor managed inventory (VMI) services, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation and special handling for perishables, hazardous materials and heavy-lift equipment.  For import shipments, we provide bonded warehouse services and, in certain locations, Free Trade Zone services.  These warehouse and distribution services complement our other transportation services, including the information systems tools that are the enabler of the integrated logistics solutions we offer to customers.

Trade facilitation services

We provide procurement, financial and distribution management services to certain multinational customers.  We purchase both raw materials for manufacturing and finished goods for distribution, then coordinate their global deployment, as directed by the customer.  We deliver services through custom-designed Vendor and Distribution Hub programs.  We are able to coordinate a customer’s procurement, logistics, transportation and distribution activities within a single supply chain program.  This enables us to optimize customer supply chains by streamlining the material, information and financial flows through integration of the specific supply chain processes and elimination of redundant transactions.

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

Sales and Marketing

We market services and supply chain solutions through a global sales organization of nearly 550 full-time sales people.  Our sales organization continues to be one of our differentiating factors in the marketplace.  All of our leaders, from senior management down to the station managers, support our sales people with an active and targeted selling approach.  Our managers at each station are responsible for customer service and the daily execution of customer requirements focusing on a level of service that we believe will exceed customer expectations.  This includes proactively managing existing customer requirements for accounts with national and global scope as well as coordinating and communicating requirements for local customers or national/global account affiliates.  Our station managers are responsible for the overall results of their facility and are empowered to make decisions to support our customers and return a fair profit.  In addition, our divisional and regional managers are responsible for the financial performance of the assigned stations within their division or region.  Our employees are available 24 hours a day, seven days a week to respond to our customers.

Customer retention and strengthening current relationships to participate in new business opportunities is important to us, and we emphasize this throughout our organization.  Our logistics or “non-transportation” revenues continues to be a critical part of our revenue base and we will continue to market, design and execute supply chain solutions aimed at reducing our customer’s delivery costs and strengthening our customer alliances.  We continue to emphasize the development of national and global accounts while aggressively targeting local accounts where we can leverage our array of services and North America network.  The larger, more complex accounts typically have many requirements ranging from very detailed standard operating procedures on international opportunities to customized information technology requirements.  Our global network allows us to provide one-stop shopping solutions for these multi-national organizations.  We believe our recent growth and cost optimization has enabled us to more effectively compete for and obtain many new accounts.

Customers

Our customers are manufacturers and distributors of a vast array of goods in many different industries including, but not limited to, electronic and high-technology, automotive, oil and gas, energy, retail, pharmaceutical and health care, machinery, printed matter, trade show materials and aerospace.  We also continue to expand our business with government agencies and defense entities globally.  In 2005, no customer accounted for more than 5% of our revenues.  Despite this healthy diversification of customers, adverse conditions in some of our larger business sectors could have an impact on our business should there be a significant decrease in our customers’ volumes.  We expect that demand for our services, and consequently results of operations will continue to be sensitive to domestic and global economic conditions and other factors we cannot directly control.  As such, our focus will remain on expanding lines of business with current customers and adding new accounts through our field and global sales teams.

In 2005, our principal customers included shippers of:

-

computers and other electronic and high-technology equipment;

-

automotive and aerospace components;

-

governmental and military equipment;

-

retail goods;

-

fashion/apparel;

-

trade show exhibit materials;

-

telecommunications equipment;

-

pharmaceuticals;

-

printed and publishing materials;

-

oil and gas equipment; and

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

Logistics and other services

Some portions of our warehouse operations require:

-

registration under the Gambling Act of 1962 and a license or registration by the U.S. Department of Justice;

-

authorizations and bonds by the U.S. Treasury;

-

a license by the Bureau of Alcohol, Tobacco & Firearms of the U.S. Treasury; and

-

approvals by the U.S. Customs Service.

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

Employees

We had over 10,500 employees at December 31, 2005, including approximately 550 sales personnel.  None of our employees are currently covered by a collective bargaining agreement.  We have experienced no work stoppages and consider our relations with employees to be good.  Our owned or leased vehicles were driven by approximately 130 of our employees as of December 31, 2005.

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

Independent contractors

We also had contracts with approximately 1,900 independent owner/operators of local delivery services as of December 31, 2005.  The independent owner/operators own, operate and maintain the vehicles they use in their work for us and may employ qualified drivers of their choice.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of March 8, 2006:

Name	Age	Position
James R. Crane	52	Chairman of the Board of Directors and Chief Executive Officer

E. Joseph Bento	43	Chief Marketing Officer and President of North America

Ronald E. Talley	54	Chief Operating Officer

Vittorio Favati	47	Executive Vice President – Asia Pacific

Dana A. Carabin	38	General Counsel, Secretary, and Chief Compliance Officer

James R. Crane.  Mr. Crane has served as our Chief Executive Officer and Chairman of the Board of Directors since he founded EGL in March 1984.  Mr. Crane has a total of 24 years experience in the transportation industry.  Mr. Crane is a member of the Compensation Committee and of the Governance / Nominating Committee.  Mr. Crane is a Director of the Houston Museum of Natural Science.

E. Joseph Bento.  Mr. Bento was appointed President of North America in July 2002 and Chief Marketing Officer in September 2000.  He joined us in February 1992 as an account executive.  From March 1994 to May 1995, he served as station manager in Los Angeles, and from May 1995 to September 1997, he served as Regional Sales Manager (West Coast).  Prior to assuming his current position, Mr. Bento held the position of Executive Vice President of Sales and Marketing from March 1999 to August 2000 and Vice President of Sales and Marketing from October 1997 to February 1999.

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

Dana A. Carabin.  Ms. Carabin has served as our General Counsel and Secretary since October 2005.  She has also served as our Chief Compliance Officer since March 2006.  Prior to joining EGL, she served as General Counsel and Secretary of Quanta Services, Inc., a publicly traded utility services company, since 2001.  Ms. Carabin holds a J.D. degree.

Forward-Looking Statements

The statements contained in this document (including the portion, if any, appended to this Form 10-K or incorporated by reference) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Such forward-looking statements include, but are not limited to, those relating to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items; (ii) plans and objectives of management for future operations, including plans or objectives relating to EGL’s service offerings; (iii) future economic performance; (iv) assumptions underlying or relating to any of the matters in clauses (i) through (iii); and (v) other statements that include expectations, intentions, projections, developments, future events, expected performance, underlying assumptions, and other statements which are other than statements of historical facts.

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

ITEM 1A.

Risk Factors

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

Our growth strategy primarily focuses on internal growth in domestic and international freight forwarding, local pick up and delivery, customs brokerage and truck brokerage and, to a lesser extent, on acquisitions.  Our ability to grow will depend on a number of factors, including:

-

existing and emerging competition;

-

ability to open new terminals;

-

ability to operate profitably in the face of competitive pressures;

-

the recruitment, training and retention of operating and management employees;

-

the strength of demand for our services;

-

the availability of capital to support our growth; and

-

the ability to identify, negotiate and fund acquisitions when appropriate.

Acquisitions involve risks, including those relating to:

-

the integration of acquired businesses, including different information systems;

-

the retention of prior levels of business;

-

the retention of employees;

-

the diversion of management attention;

-

the amortization of acquired intangible assets; and

-

unexpected liabilities.

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

We market and sell our services in the United States and internationally.  We anticipate that international sales will continue to account for a significant portion of our total revenues for the foreseeable future.  We presently conduct our international sales in the following geographic areas:  North America, Europe, Asia, Middle East, India, Africa, South America and South Pacific.  Economic conditions, including those resulting from wars, civil unrest, acts of terrorism and other conflicts may adversely affect the global economy, our customers and their ability to pay for our services.  There are numerous risks inherent in conducting our business internationally, including:

-

general political and economic instability in international markets, including heightened security measures, which could impede our ability to deliver our services to customers and adversely affect our results of operations;

-

changes in regulatory requirements, which could restrict our ability to deliver services to our international customers;

-

export restrictions, tariffs, licenses and other trade barriers, which could prevent us from adequately equipping our facilities worldwide;

-

differing technology standards across countries, which may impede our ability to integrate our services across international borders;

-

increased expenses associated with marketing services in foreign countries, which could affect our ability to compete;

-

difficulties in staffing and managing foreign operations;

-

the imposition of additional taxes in foreign jurisdictions;

-

complex foreign laws and treaties, which could adversely affect our ability to operate our business profitably; and

-

difficulties in collecting accounts receivable.

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

Our international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations.  This trade, as well as our international operations, are influenced by many factors, including:

-

economic and political conditions in the United States and abroad;

-

major work stoppages;

-

difficulties in managing overseeing foreign operations;

-

exchange controls and currency fluctuations;

-

wars, civil unrest, acts of terrorism and other conflicts; and

-

United States and foreign laws relating to tariffs, trade restrictions, foreign investment and taxation.

Trade-related events beyond our control, such as a failure of various nations to reach or adopt international trade agreements or an increase in bilateral or multilateral trade restrictions, could have a material adverse effect on our international operations.

As a U.S. government contractor, we are subject to a number of procurement and other rules and regulations.

To do business with government agencies, either directly as a contractor or indirectly as a subcontractor, we must comply with and are affected by many laws and regulations, including those relating to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things:

-

require, in some cases, certification and disclosure of all cost and pricing data in connection with contract negotiations;

-

impose accounting rules that define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and

-

restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties or the termination of our contracts.  In addition, the violation of certain other generally applicable laws and regulations could result in our suspension or debarment as a government contractor.

Fuel shortages and price volatility could adversely affect our business and operations.

Our suppliers generally pass on increases in the price of fuel to us and we generally pass these price increases on to our customers through the imposition of a surcharge.  We sometimes bear a portion of price increases over the short-term. There can be no assurance that we will be able to continue to impose such surcharges in the future.  In addition, if fuel costs increase significantly, our customers may reduce the volume and frequency of cargo shipments or find other less costly alternatives for cargo delivery.

The price of fuel is directly influenced by the price of crude oil and to a lesser extent by refining capacity relative to demand, which are influenced by a wide variety of macroeconomic and geopolitical events and is completely beyond our control. Additionally, hostilities in the Middle East and terrorist attacks in the U.S. and abroad could cause significant disruptions in the supply of crude oil and have had a significant impact on the price and availability of fuel.

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

We are subject to market pricing by our suppliers (airlines, ocean carriers, and trucking companies).  If we are not able to pass these costs on to our customers, our profitability will be impacted.

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

We may lose business to competitors.

Competition within the freight industry is intense.  We compete in North America primarily with fully integrated carriers and smaller freight-forwarders.  Internationally, we compete primarily with the major European based freight forwarders, Expeditors International, DHL, BAX, UPS and other freight forwarders.  We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe.  We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers.  As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms.  Our inability to compete successfully in our industry could cause us to lose customers or realize declines volume of our shipments.

Our industry is consolidating and if we are unable to gain sufficient market presence in our industry, we may not be able to compete successfully against larger companies in our industry.

There has been an increasing trend in our industry toward consolidation of the niche players and larger companies, which are attempting to increase their global operations through the acquisition of freight forwarders and contract logistics providers.  If we are unable to gain sufficient market share in our industry through internal growth, we may not be able to compete successfully against larger companies in our industry.

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

Our chairman beneficially owns approximately 21.7% of our outstanding common stock and has the greatest influence of any of our stockholders.

James R. Crane beneficially owns approximately 21.7% of our outstanding common stock.  Based on the ownership positions of our current stockholders, his ability to influence matters submitted to a vote of stockholders is greater than any other stockholder.

Provisions of our charter, bylaws and shareholder rights plan and of Texas law may delay or prevent transactions that would benefit stockholders.

Our articles of incorporation and bylaws and Texas law contain provisions that may have the effect of delaying, deferring or preventing a change of control.  These provisions, among other things:

-

authorize our Board of Directors to set the terms of preferred stock;

-

provide that any stockholder who wishes to propose any business or to nominate a person or persons for the election as director at any meeting of stockholders may do so only if advance notice is given to our corporate secretary;

-

restrict the ability of stockholders to take action by written consent; and

-

restrict our ability to engage in transactions with some 20% stockholders.

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

ITEM 1B.

Unresolved Staff Comments

None

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

The following table sets forth certain information as of December 31, 2005 concerning the number of our domestic and foreign facilities and freight handling terminals:

	Owned	Leased	Total
North America	2	131	133
South America	5	28	33
Europe and Middle East	10	101	111
Asia and South Pacific	17	102	119
Total	34	362	396

As of December 31, 2005, our corporate office, which occupies approximately 149,000 square feet of space, is a leased facility located in Houston, Texas.

For further information regarding our lease commitments, see note 16 of the notes to our consolidated financial statements.

ITEM 3.

Legal Proceedings

In December 1997, the U.S. Equal Employment Opportunity Commission (“EEOC”) issued a Commissioner’s Charge alleging violations under Title VII, the Age Discrimination in Employment Act, and the Equal Pay Act.  In May through July 2000, eight individuals filed suit against us in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, alleging gender, race and national origin discrimination, as well as sexual harassment.  The individual plaintiffs sought to certify a class of approximately 1,000 of our current and former employees and applicants.  The case was eventually transferred to the United States District Court for the Southern District of Texas – Houston Division.

On October 2, 2001, we and the EEOC announced the filing of a Consent Decree settlement, under which we agreed to pay $8.5 million into a fund to compensate individuals who claim to have experienced discrimination (“Settlement Fund”).  In addition, we agreed to contribute $500,000 to establish a Leadership Development Program (“LDP”).  The Consent Decree expired on October 3, 2005, with  the Claims administration process under the Consent Decree completed by EGL and the EEOC in early 2005.  Of the 2,073 claims received, only 203 were deemed to be eligible for a monetary distribution totaling $903,000.  On February 10, 2005, upon motion by EGL and the EEOC, the Court entered an Order directing that EGL recapture $6.0 million plus accrued interest from the Settlement Fund, which release of such funds resulted in $6.0 million in income in the first quarter of 2005.  The Court also approved the parties’ agreement to transfer $1.4 million to the LDP.  From that amount, EGL has reimbursed itself $582,000 for corporate funds previously expended on LDP expenses.  The Court further approved the parties’ agreement to retain $1.1 million in the Settlement Fund for the payment of eligible claims.

Through March 13, 2006, 176 eligible Claimants have been sent settlement checks totaling $825,000.  Only two Claimants have opted out of the settlement.  Eligible claimants also had the option of objecting to an award, but to do so they must have notified the Claims Administrator within thirty days of the date of their eligibility notice.  To date, all objections have been resolved by agreement between the EEOC and counsel for EGL.  If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

To the extent any of the individual plaintiffs or any other persons who have opted out of the settlement pursue individual claims, we intend to continue to vigorously defend against their allegations.  We currently expect to prevail in our defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve any other lawsuits and related issues or the degree of any adverse affect these matters may have on our financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in our working capital and liquidity and recognition of a loss in our consolidated statement of income.

During 2003 and 2004, EGL acted as a logistics subcontractor in the Middle East to Kellogg Brown & Root, Inc. (“KBR”), which as general contractor provided various services to the U.S. Department of Defense (“DOD”) and other U.S. government agencies.  In 2004, we received an administrative subpoena from the Office of Inspector General of the DOD requesting documents relating to the billing of war risk surcharges by EGL on certain shipments of KBR freight in the period from late 2003 to mid-2004.  EGL cooperated fully with the government’s request and its investigation.  In the course of our internal investigation of the matter, we reviewed documents related to the imposition of war risk surcharges on EGL by transportation providers.  EGL uncovered evidence suggesting that certain documents related to the imposition of war risk surcharges on EGL, that were then charged to KBR, were false and the charges were not warranted.  Following this discovery, and with approval from the government, we engaged auditors to conduct a forensic analysis of war risk surcharges charged by EGL.  This analysis concluded that approximately $1.1 million of war risk surcharges charged by EGL were not actually imposed on EGL by transportation providers.  We provided the results of this investigation to the government and promptly terminated two employees for violation of EGL’s Code of Conduct.

As a result of discussions with the government, we received a letter from the United States Attorneys Office of the Eastern District of Texas on December 12, 2005 offering to settle the war risk surcharge issue for the sum of $4.0 million.  Of the $4.0 million, $1.1 million reimburses the government for war risk surcharges (the full amount of which had been previously reserved in EGL’s financial statements), and the remaining $2.9 million represents penalties for improper billings.  EGL has agreed to reimburse the $1.1 million in war risk surcharges, and expects to reach agreement with the government promptly on the timing and final amount of the penalties.  Recognizing EGL’s cooperation in and assistance with the government’s review, as part of the settlement, the United States Attorneys Office and the Defense Criminal Investigative Service is expected to agree to waive all investigatory expenses and make no recommendation to the DOD for debarment of EGL from future DOD contracts.  In addition, the

United States Attorneys Office of the Eastern District of Texas is not expected to recommend to the DOD or the Department of Justice any criminal indictment of EGL related to the war risk surcharges.  In December 2005, EGL recorded a charge of $2.9 million (approximately $0.06 per share) for this penalty.

In February 2006, we were notified by the U.S. Army’s Office of Suspension and Debarment that we were temporarily suspended from doing business with the government as a direct contractor or sub-contractor effective February 27, 2006.  The basis of the suspension was the guilty plea entered by one of the two employees EGL terminated related to the war risk surcharge investigation.  This suspension does not include business previously awarded with a signed contract, business using tenders, tariffs or quotes, or sub-contractors less than $25,000.  This action was taken despite the settlement offer by the United States Attorneys Office of the Eastern District of Texas in which it offered not to recommend that EGL be debarred from future DOD contracts.  The suspension is pending an appeal to the U.S. Army’s Suspension and Debarment Officer.

At the request of the government, EGL limited its internal investigation and its public statements on these matters so as not to interfere with the government’s broader investigation.

One former and two current independent contractor pickup and delivery (“P&D”) drivers filed a complaint in California state court on September 12, 2005, on behalf of themselves and similarly situated drivers in California alleging various causes of action based on their theory that the drivers are employees and not independent contractors.  The complaint requests (i) the matter be designated as a class action on behalf of all independent contractor P&D drivers working for EGL in California; (ii) a declaratory judgment that EGL has violated the law; (iii) an equitable accounting and an unspecified amount of damages; and (iv) restitution in the form of business expenses, unpaid overtime, meal period compensation, unlawful deductions from wages, statutory penalties, interest, attorneys’ fees and costs. We removed the case to federal district court for the Northern District of California, and the parties have agreed to focus only on the individual claims of the three named defendants in the first phase of the proceedings.  In the event one or more of the plaintiffs’ claims survive the summary judgment phase, the next phase would focus on whether the action is maintainable as a class action.  We intend to vigorously defend this lawsuit and believe that plaintiffs are properly classified as independent contractors.

In addition, we are party to routine litigation incidental to our business, which primarily involves employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

ITEM 4.

Submission of Matters To a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol EAGL.  The following table sets forth the quarterly high and low sales prices for each indicated quarter of 2004 and 2005.

Quarter Ended	High	Low
March 31, 2004	$ 18.25	$ 14.72
June 30, 2004	26.60	17.88
September 30, 2004	30.68	22.51
December 31, 2004	35.00	28.11

March 31, 2005	$ 32.98	$ 22.30
June 30, 2005	23.29	16.20
September 30, 2005	27.70	19.06
December 31, 2005	39.19	24.97

There were approximately 308 stockholders of record (excluding brokerage firms and other nominees) of our common stock as of March 3, 2006.

Dividends

Since our initial public offering in November 1995, EGL has not paid cash dividends on our common stock.  It is the current intention of our management to retain earnings to finance the growth of our business in lieu of paying dividends.  Our credit facility and senior, secured notes contain covenants that restrict our ability to pay dividends unless we maintain certain leverage ratios.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our credit facility.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
		(in thousands, except per share amounts)
Statement of Income Data:
Revenues	$ 3,096,516	$ 2,741,392	$ 2,143,419	$ 1,842,897	$ 1,859,966
Net revenues (1)	948,474	865,366	735,252	672,132	643,400
Operating income (loss) (2) (3) (4) (5)	95,410	81,324	44,765	29,672	(58,978)
Net income (loss) (6) (7)	58,160	50,878	23,945	9,434	(45,618)
Basic earnings (loss) per share	$ 1.23	$ 1.11	$ 0.51	$ 0.20	$ (0.96)
Basic weighted average shares outstanding	47,442	45,813	47,204	47,610	47,558
Diluted earnings (loss) per share	$ 1.22	$ 1.05	$ 0.50	$ 0.20	$ (0.96)
Diluted weighted average shares outstanding	47,832	51,914	47,481	47,811	47,558

Balance Sheet Data (at year end):
Working capital	$ 245,954	$ 287,467	$ 226,715	$ 204,082	$ 190,253
Total assets	1,089,241	1,094,863	941,557	842,074	813,182
Long-term indebtedness and capital leases, net of current portion	215,616	14,802	115,859	107,330	106,339
Stockholders’ equity	321,728	552,432	405,453	367,448	356,998

(1)

2003 includes a charge of $2.3 million or $1.4 million net of tax ($0.03 per diluted share) for settlement of the claim by Kitty Hawk.  See note 16 of the notes to our consolidated financial statements.

(2)

2002 and 2001 include transaction, integration and restructuring charges related to the merger with Circle totaling $5.7 million or $3.5 million net of tax ($0.07 per diluted share) and $14.0 million or $8.5 million, net of tax ($0.18 per share), respectively.

(3)

2001 includes a charge of $10.1 million or $6.2 million net of tax ($0.13 per diluted share) related to the EEOC legal settlement.  2003 includes a credit of $1.4 million or $870,000 net of tax ($0.02 per diluted share) for reversal of a portion of the EEOC legal settlement accrual recorded in 2001.  2005 includes a credit of $6.0 million or $3.5 million net of tax ($0.07 per diluted share) as a result of the final settlement of the EEOC matter.  See note 15 of the notes to our consolidated financial statements.

(4)

2002 includes grant proceeds of $8.9 million or $5.4 million net of tax ($0.11 per diluted share) received in the third quarter of 2002 from the United States Department of Transportation under the Air Transportation Safety and System Stabilization Act signed into law on September 22, 2001.

(5)

2005 includes a $2.9 million ($0.06 per diluted share) nondeductible penalty for improper government billings.  See note 16 of the notes to our consolidated financial statements.

(6)

2002 includes a charge of $7.4 million or $4.5 million net of tax ($0.10 per diluted share) for impairment of our investment in Miami Air and accrual for our exposure on a standby letter of credit related to our investments.  2003 includes a credit of $1.3 million or $800,000 net of tax ($0.02 per diluted share) for reversal of the accrual for our exposure on the standby letter of credit related to our investment in Miami Air.  See note 6 of the notes to our consolidated financial statements.

(7)

2004 includes $12.6 million or $7.3 million net of tax ($0.14 per diluted share) in gains on the sale of our investments in TDS Logistics, Inc. and Miami Air.  2005 includes $4.0 million or $2.4 million net of tax ($0.05 per diluted share) in gains on the sale of our investment in TDS Logistics, Inc.  See note 6 of the notes to our consolidated financial statements.

ITEM 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report.  In addition, for information on our critical accounting policies and the judgment made in their application, please read “Critical Accounting Policies and Estimates” beginning on page 43.

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

We achieved revenues of $3.10 billion for the year ended December 31, 2005, a 13% increase over revenues of $2.74 billion in 2004.  Our financial position was strengthened by record gross and net revenues throughout 2005.  Despite growth in our business, we remain committed to leveraging our infrastructure by seeking to contain our operating expenses and improving our yield management in 2006.

Our results of operations in 2005 were impacted by, among other things, the following:

-

leveraging our global network to increase volumes across all service offerings and geographic divisions;

-

improved volumes in the North America forwarding market;

-

high effective tax rate due to fully reserved deferred tax benefits for foreign net operating losses;

-

foreign exchange gains of $2.5 million;

-

recapture of $6.0 million plus accrued interest of the EEOC Settlement Fund;

-

$2.9 million penalty for improper government billings;

-

a pre-tax charge of $1.6 million for workforce reductions, mainly in certain European and USA locations;

-

$4.0 million gain from the receipt of escrow proceeds from the 2004 sale of our investment in TDS Logistics, Inc.;

-

the repurchase of 5.0 million shares for $94.3 million under our share repurchase program;

-

the repurchase of 8.1 million shares of our common stock at an aggregate cost of $26.00 per share pursuant to our self-tender offer;

-

entered into an amended $300 million five-year secured revolving credit facility;

-

issuance of $100 million floating rate, senior secured notes;

-

warehouse fire in our U.K. operations;

-

$4.0 million in insurance claims activity;

-

improved working capital management to increase cash flows from operating activities; and

-

continuing the deployment of information technology systems globally.

Leveraging our global network.  In 2005, we leveraged our global network and our ability to cross-sell services to increase volumes for all of our service offerings in all geographic divisions.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.  In 2005, we continued to leverage our low cost North America network and customer base, as customers increasingly moved products from overseas’ manufacturing facilities directly to U.S. distribution and retail centers.

North America forwarding market.  Deferred shipment (third through fifth day) volumes increased by 19.0% in 2005 versus an increase of 3.0% in 2004 and priority (next flight out, next day or second day) volumes decreased 8.6% in 2005 versus an increase of 1.9% in 2004.  In addition, U.S. imports and exports continue to increase, reflecting the strength of the U.S. economy and the continued shift of production overseas. The improvement in domestic shipment volumes added significantly to our increase in gross revenues during the year and improved results of operations.  Our 2005 results continue to highlight the ability of our low cost domestic model to generate domestic growth with a mix of priority and deferred shipments.

Income tax.  The effective tax rate for 2005 was 42.2%, due to fully reserved deferred tax benefits for foreign net operating losses.  Our effective tax rates fluctuate due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions.

Foreign exchange impact on results of operations.  Our cash flows and net income are subject to fluctuations due to changes in exchange rates. We provide services to customers in locations throughout the world and, as a result, operate with many currencies, including the key currencies of North America, South America, Asia, the South Pacific and Europe.  In 2005, we recognized $2.5 million of net foreign exchange gains primarily due to gains in Brazil and European countries.

Recapture of EEOC Settlement Fund.  In February 2005, in response to a joint motion filed by EGL and the EEOC, a U.S. District Court ordered the return of $6.0 million to us of $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree (see note 15 of the notes to our consolidated financial statements).  The joint motion and subsequent order resulted in $6.0 million in income in the first quarter of 2005.

Government billings.  In the fourth quarter of 2005, we recorded a $2.9 million penalty for improper war risk surcharge billings to Kellogg Brown & Root, Inc. (KBR).

Workforce reductions.  In the second quarter of 2005, we eliminated approximately 350 full-time, part-time and contractor positions primarily in the United States and Europe as part of a cost reduction plan.  The workforce reduction resulted in a pre-tax charge of approximately $1.6 million during the second quarter of 2005 for termination benefits.  All amounts were paid by the end of the third quarter of 2005 and there are no remaining liabilities under this plan.

Gain from sale of TDS Logistics, Inc.  In 2005, we recorded a gain of $4.0 million related to our 2004 sale of TDS Logistics, Inc. following the resolution of certain contingencies held in escrow.

Share repurchase program.  In 2005, we repurchased 5.0 million shares at an average price of $18.98 per share for approximately $94.3 million.

Self-tender offer.  In 2005, we repurchased 8.1 million shares at $26.00 per share for approximately $211.0 million.

Amended credit facility.  In September 2005, we entered into a new, five-year secured $300 million credit facility.  Under our new credit facility, we have increased borrowing capacity for permitted acquisitions, working capital and capital expenditures and other general corporate purposes.  As of December 31, 2005, we had borrowings of $93.8 million, $17.0 million in letters of credit outstanding and unused borrowing capacity of $189.2 million under the new credit facility.

Issuance of senior, secured notes.  On October 12, 2005, we entered into a note purchase agreement providing for the issuance and sale of $100 million aggregate principal amount of floating rate, senior secured notes due October 12, 2012.

Warehouse fire in U.K. operations.  On January 9, 2005, our London (Thurrock) warehouse and all contents were destroyed by fire.  We incurred $1.2 million of operating losses in the first quarter of 2005 as a result of the fire and received an interim payment totaling $928,000 during the second quarter of 2005 on our business interruption claim submitted to our insurance carriers.  In addition, we also accrued a liability $823,000 for estimated cargo claims in excess of policy limits and incurred a lease surrender charge of $1.6 million.

Claims activity.  We incurred $4.0 million of increased claims activity in the fourth quarter, excluding the warehouse fire in the U.K., for vehicle and workers compensation matters.

Cash flows from operations.  Cash flows from operations during the year ended December 31, 2005 were $156.1 million, reflecting improved management of our working capital, particularly through continued focus on our collection of trade receivables.

Global deployment of information technology systems.  In 2005, we continued the global deployment of our EGL Vision Suite of Technologies – Logistics Vision, Financial Vision and People Vision.  “Logistics Vision” is the freight forwarding system that allows a seamless flow of data across the globe, eliminating duplicate data entry on multiple systems.  “Financial Vision” is the Oracle-based financial system that allows global visibility of financial results, streamlined financial reporting and the ability to automate intercompany accounting and settlements.  “People Vision” is the Oracle-based human resources application that allows global visibility to employee tracking, training and development.  Management continues to believe that successful deployment of systems remains a critical component of improving operational efficiencies and effectively growing the business.  The global deployment of EGL Vision will continue into 2006.

We plan in 2006 to work towards continued revenue growth within our existing network and continued improvement of working capital management plus improving yields and operational efficiencies.

Results of Operations

Our principal services are air freight forwarding, ocean freight forwarding, customs brokerage and other value-added logistics services.  Revenues for air freight and ocean freight consolidations (indirect shipments) include reimbursements from customers for the cost of transporting such freight.  Revenues for air freight and ocean freight agency or direct shipments, customs brokerage and other services, include only the fees or commissions for these services.  We believe that a comparison of gross revenues by product best measures the relative importance of our principal services, while a comparison of net revenue margins (net revenues as a percent of gross revenues) best measures the performance of each product line.  A comparison of operating expenses as a percent of net revenues considers the relationship between operating expenses and operating revenues.  The following table provides certain statement of income data attributable to our principal services during the periods indicated.

	Year Ended December 31,
	2005		2004		2003
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 2,035,020	65.7	$ 1,798,968	65.6	$ 1,409,722	65.8
Ocean freight forwarding	443,769	14.3	391,554	14.3	290,541	13.5
Customs brokerage and other	617,727	20.0	550,870	20.1	443,156	20.7
Revenues	$ 3,096,516	100.0	$ 2,741,392	100.0	$ 2,143,419	100.0

		% of Gross		% of Gross		% of Gross
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 558,142	27.4	$ 508,091	28.2	$ 425,978	30.2
Ocean freight forwarding	89,939	20.3	76,249	19.5	63,897	22.0
Customs brokerage and other	300,393	48.6	281,026	51.0	245,377	55.4
Net revenues	$ 948,474	30.6	$ 865,366	31.6	$ 735,252	34.3

		% of Net		% of Net		% of Net
		Revenues		Revenues		Revenues
Operating expenses:
Personnel costs	522,015	55.0	481,320	55.6	422,015	57.4
Other selling, general and administrative expenses	337,024	35.5	302,722	35.0	269,887	36.7
EEOC legal settlement	(5,975)	(0.6)	-	-	(1,415)	(0.2)
Operating income	95,410	10.1	81,324	9.4	44,765	6.1
Nonoperating income (expense), net	5,147	0.5	7,259	0.8	(6,249)	(0.9)
Income before provision for income taxes	100,557	10.6	88,583	10.2	38,516	5.2
Provision for income taxes	42,397	4.5	37,705	4.3	14,571	2.0
Net income	$ 58,160	6.1	$ 50,878	5.9	$ 23,945	3.2

2005 Compared to 2004

Revenues.  Revenues increased $355.1 million, or 13.0%, to $3,096.5 million in 2005, compared to $2,741.4 million in 2004, due to an increase in air freight forwarding revenues of $236.0 million, an increase in ocean freight forwarding revenues of $52.2 million and an increase in customs brokerage and other revenues of $66.8 million.  Net revenues, which represent revenues less freight transportation costs, increased $83.1 million, or 9.6%, to $948.5 million in 2005, compared to $865.4 million in 2004.  Net revenue margins (net revenues as a percentage of revenues) declined by 100 basis points in 2005 to 30.6%, as compared to 31.6% in 2004.  The decrease in margins reflects rising fuel costs and the continued acceleration of growth in international air and ocean products which carry a lower net revenue margin but higher net revenue per shipment. Our international revenues and costs also increased slightly over the prior year due to the effects of translating amounts to the U.S. dollar.

Air freight forwarding revenues.  Air freight forwarding revenues increased $236.0 million, or 13.1%, to $2,035.0 million in 2005, compared to $1,799.0 million in 2004, primarily due to continuing volume and shipment increases in Asia Pacific and volume increases in North America.

Air freight forwarding net revenues increased $50.0 million, or 9.8%, to $558.1 million in 2005, compared to $508.1 million in 2004.  Air freight forwarding net revenues increased primarily in North America followed by Asia Pacific and Europe/Middle East.  The air freight forwarding margin (net revenues as a percentage of revenues) decreased to 27.4% for 2005, as compared to 28.2% for 2004, primarily due to declines in Asia Pacific resulting from the pass through of rising fuel costs to our customers which increased gross revenues without corresponding increases in net revenues.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $52.2 million, or 13.3%, to $443.8 million in 2005, compared to $391.6 million in 2004 primarily due to volume increases in Asia Pacific, Europe/Middle East and North America due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $13.7 million, or 18.0%, to $89.9 million in 2005, compared to $76.2 million in 2004, while the ocean freight forwarding margin increased to 20.3% for 2005, compared to 19.5% for 2004.  Ocean freight forwarding margins steadily declined throughout 2004 due to higher carrier rates and increased volumes of business in the competitive transpacific east-bound and Asia to Europe tradelanes.  Margins have begun to increase in 2005 from improved margins on ocean exports out of North America due to more available capacity introduced by ocean carriers.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include imports, warehousing, distribution and other logistics services, increased $66.8 million, or 12.1%, to $617.7 million in 2005, compared to $550.9 million in 2004.  Customs brokerage revenues increased primarily due to growth in Europe/Middle East and North America trade activity.  Warehousing and logistics revenues increased due to growth in all geographic divisions.

Customs brokerage and other net revenues increased $19.4 million, or 6.9%, to $300.4 million in 2005, compared to $281.0 million in 2004.  Customs brokerage and other margins, however, decreased to 48.6% for 2005, compared to 51.0% for 2004 primarily due to lower margins in Europe/Middle East and North America resulting from termination or completion of several high margin logistics projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions, incentive programs and salaries and to headquarters employees and executive officers.  Personnel costs increased $40.7 million, or 8.5%, to $522.0 million in 2005, compared to $481.3 million in 2004.  The increase in personnel costs was due primarily to increased hiring as a result of the increase in business activity and salary adjustments.  In addition, during the year ended December 31, 2005, we recorded charges of $1.6 million for workforce reductions, mainly in certain European and U.S. locations.  We have historically maintained incentive bonus, profit sharing and sales commission compensation plans to reward attainment of targets.  Our incentive bonus and profit sharing compensation plans include a combination of target achievements related to total company financial performance, business unit financial performance and individual goals and objectives.  For 2005, more challenging financial performance targets were introduced which have resulted in a lower level of incentive compensation expense in 2005.  As a percentage of net revenues, personnel costs decreased to 55.0% in 2005, compared to 55.6% in 2004.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $34.3 million, or 11.3%, to $337.0 million in 2005, compared to $302.7 million in 2004.  As a percentage of net revenues, other selling, general and administrative expenses were 35.5% in 2005, compared to 35.0% in 2004.  The increase is due primarily to the $2.9 million penalty for improper government billings, increased fees for the continued deployment of our Vision suite of technologies – freight forwarding, accounting and human resources systems – as well as increased accounting and tax fees and increased insurance costs due to higher claims activity in the U.S. and cargo claims accruals relating to the warehouse fire in the U.K.

EEOC legal settlement.  During 2005, we recaptured $6.0 million of the $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating income (expense), net.  Nonoperating income (expense), net includes interest expense, interest income, minority interest expense, equity in earnings (losses) from affiliates, foreign exchange gains (losses) and other nonoperating income (expenses).  Nonoperating income was $5.1 million in 2005 as compared to nonoperating income of $7.3 million in 2004.  In 2005, we had foreign exchange gains of $2.5 million, as compared to foreign exchange losses of $1.4 million in 2004.  In 2004, we sold our investment in Miami Air and realized a gain of approximately $6.7 million.  We sold our investment in TDS in 2004 for approximately $51.4 million in cash.  We received approximately $45.3 million of the sale proceeds in August 2004.  In 2004, the TDS sale resulted in a gain of approximately $5.9 million, which excludes the proceeds held in escrow.  In 2005, we recorded a gain of $4.0 million following the resolution of certain contingencies.  See note 6 of the notes to our consolidated financial statements.  Additionally, we incurred interest expense, net of $2.7 million in 2005, compared to $6.2 million in 2004, and had equity losses of affiliates of $85,000 in 2005, compared to earnings of $1.7 million in 2004.

Effective tax rate.  Our effective tax rate for 2005 was 42.2% compared to 42.6% for 2004.  Our effective tax rates fluctuate due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions including the U.S.  The penalty related to the KBR war surcharge is non-deductible for U.S. tax purposes.

2004 Compared to 2003

Revenues.  Revenues increased $598.0 million, or 27.9%, to $2,741.4 million in 2004, compared to $2,143.4 million in 2003, primarily due to an increase in air freight forwarding revenues of $389.3 million, an increase in ocean freight forwarding revenues of $101.1 million and an increase in customs brokerage and other revenues of $107.7 million.  Net revenues, which represent revenues less freight transportation costs, increased $130.1 million, or 17.7%, to $865.4 million in 2004, compared to $735.3 million in 2003.  Net revenue margins (net revenues as a percentage of revenues) declined by 270 basis points in 2004 to 31.6%, as compared to 34.3% in 2003.  The decrease in margins reflects (i) higher transportation and fuel costs due to capacity constraints, mainly from Asia; (ii) fuel surcharges absorbed by the business; (iii) an acceleration of growth in international air and ocean products which carry a lower net revenue margin but higher net revenue per shipment; and (iv) pass-through of certain fuel and security surcharges, which increased gross revenues without corresponding increases in net revenues.  Our international revenues and costs also increased slightly over the prior year due to the effects of translating amounts to the U.S. dollar.

Air freight forwarding revenues.  Air freight forwarding revenues increased $389.3 million, or 27.6%, to $1,799.0 million in 2004, compared to $1,409.7 million in 2003 due to volume increases in all geographic divisions, particularly Asia Pacific, North America and Europe/Middle East.  This growth is primarily from improvements in shipment volumes and international charter activity.

Air freight forwarding net revenues increased $82.1 million, or 19.3%, to $508.1 million in 2004, compared to $426.0 million in 2003.  Air freight forwarding net revenues increased primarily in North America followed by Europe/Middle East and Asia Pacific.  The air freight forwarding margin (net revenues as a percentage of revenues) decreased to 28.2% for 2004, as compared to 30.2% for 2003 primarily due to declines in North America and Asia Pacific resulting from higher volume levels in certain trade lanes that carry a lower margin, higher fuel surcharges from carriers and increases in international charter activity which typically carries a lower margin.  These decreases were offset by increases in air freight forwarding margins in Europe/Middle East primarily due to an increase in higher margin direct air shipments relative to consolidated shipments.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $101.1 million, or 34.8%, to $391.6 million in 2004, compared to $290.5 million in 2003.  The increase in revenues was principally due to volume increases in all geographic divisions due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $12.3 million, or 19.2%, to $76.2 million in 2004, compared to $63.9 million in 2003 while the ocean freight forwarding margin decreased to 19.5% for 2004, compared to 22.0% for 2003.  The ocean freight forwarding margins decreased due to continued rising transportation costs and shipping capacity constraints, particularly between Asia and North America.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include imports, warehousing, distribution and other logistics services, increased $107.7 million, or 24.3%, to $550.9 million in 2004, compared to $443.2 million in 2003.  Customs brokerage revenues increased in 2004, compared to 2003 due to growth in Europe/Middle East trade activity and U.S. imports.  The increase is also due to higher warehousing, distribution and other logistics revenues resulting from multiple new logistics projects in North America and a $2.8 million termination fee for a logistics project in Europe.

Customs brokerage and other net revenues increased $35.6 million, or 14.5%, to $281.0 million in 2004, compared to $245.4 million in 2003.  Customs brokerage and other margins, however, decreased to 51.0% for 2004, compared to 55.4% for 2003 primarily due to lower margins in Europe/Middle East, Asia Pacific and North America resulting from termination or completion of several higher margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $59.3 million, or 14.1%, to $481.3 million in 2004, compared to $422.0 million in 2003.  As a percentage of net revenues, personnel costs were 55.6% in 2004, compared to 57.4% in 2003.  The increase in personnel costs was primarily due to the increase in business activity and foreign exchange translation effects.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $32.8 million, or 12.2%, to $302.7 million in 2004, compared to $269.9 million in 2003.  As a percentage of net revenues, other selling, general and administrative expenses were 35.0% in 2004, compared to 36.7% in 2003.  The increase in other selling, general and administrative expenses is primarily due to an increase in facility expense.  The increase is mainly associated with additional or larger replacement facilities to accommodate increased operations.  A portion of the increase in facility expense is due to a $3.8 million net increase in facility accruals mainly covering North America.  In North America, we consolidated three facilities into our new facility in Miami, which was completed in late 2003.  We subleased one of the North American facilities for less than our remaining obligation and accrued the net amount of lease payments we expect to pay over the remaining lease term.  During the year, we accrued additional lease expense in North America and Europe on two vacant facilities due to unfavorable market conditions near the facilities. We subsequently released these accruals as we decided to utilize the North America facility for increased operations and the facility in Europe was subleased earlier than assumed in the previous accrual.  We also released a $1.6 million accrual originally recorded in prior years for a facility in Houston, Texas as we decided to utilize this facility for increased operations. Other selling, general and administrative expenses have also increased due to higher professional fees and communications costs related to systems implementations and preparations for internal controls testing required by the Sarbanes-Oxley Act of 2002 and foreign exchange effects.

EEOC legal settlement.  During 2003, we reversed $1.4 million of the EEOC accrual for certain administrative functions completed in 2003 in which actual costs were less than amounts accrued and payroll taxes we will not be required to pay.

Nonoperating income (expense), net.  Nonoperating income (expense), net includes interest expense, interest income, minority interest expense, equity in earnings (losses) from affiliates, foreign exchange gains (losses) and other nonoperating income (expenses).  Nonoperating income, net was $7.3 million in 2004, as compared to nonoperating expense of $6.2 million in 2003.  In 2004, we sold our investment in Miami Air and realized a gain of approximately $6.7 million.  We had previously written off our investment in Miami Air in 2002.  We sold our investment in TDS Logistics, Inc. (TDS) in 2004 for approximately $51.4 million in cash.  We received approximately $45.3 million of the sale proceeds in August 2004 and an additional $557,000 in January 2005.  The remaining $5.5 million of the TDS sale proceeds are being held in escrow subject to the resolution of certain contingencies and time periods.  The TDS sale resulted in a gain of approximately $5.9 million, which excludes the proceeds held in escrow.  See note 6 of the notes to our consolidated financial statements.  Additionally, we incurred interest expense, net of $6.2 million in 2004, compared to $4.9 million in 2003, and had equity earnings of affiliates of $1.7 million in 2004, compared to losses of $199,000 in 2003.

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

Liquidity and Capital Resources

General

Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon our future performance, which is subject to general economic conditions and other factors, some of which are beyond our control.  If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our cash collection cycles and the timing of our payments to vendors.  Historically we have generated cash flow from operations in the first half of the year higher than in the second half of the year reflecting the seasonality of our business.

We make significant disbursements on behalf of our customers for transportation costs (primarily ocean) and customs duties for which the customer is the primary obligor.  The billings to customers for these disbursements, which are several times the amount of revenues and fees derived from these transactions, are not recorded as revenues and expenses on our statement of income; rather, they are reflected in our trade receivables and trade payables.  Growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

As primarily a non-asset based freight forwarder, we do not have the same level of capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2006 will be in the range of $45 to $50 million, including approximately $32 to $37 million expected on information systems expenditures.  Based on current plans, we believe that our existing capital resources, including $111.5 million of cash and cash equivalents and $189.2 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through December 31, 2006.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

2005 Compared to 2004

Net cash provided by operating activities.  Net cash provided by operating activities was $156.1 million in 2005, compared to $32.1 million in 2004.  The increase in 2005 was primarily due to an increase in net income and a $49.4 million net increase in cash from changes in working capital for 2005, compared to $61.4 million net decrease for 2004.  The increase in cash from changes in working capital is due to a $20.2 million decrease in trade receivables due to improved collection efforts as evidenced by a 13% decrease in days sales outstanding from 70 days at December 31, 2004 to 61 days at December 31, 2005.  In addition to the decrease in trade receivables, there was a $29.5 million increase in payables and other accrued liabilities, compared with a $79.8 million increase in 2004.

Net cash used in investing activities.  Net cash used in investing activities in 2005 was $29.4 million, compared to $7.0 million in 2004.  Capital expenditures were $41.2 million during 2005, compared to $38.2 million during 2004, a $3.0 million increase.  The expenditures in 2005 were mainly due to the implementation of our operational and financial systems, other software expenditures and equipment purchases.  $12.5 million of the capital expenditures in 2005 relate to the purchase of a corporate plane.  Restricted cash decreased by $5.3 million in 2005 as compared to an increase of $3.4 million in 2004.  During 2005 and 2004, in connection with our acquisition of Miami International Forwarders in 2003 and the buyout of a minority interest partner in Thailand in 2001, we made earnout payments totaling $4.4 million and $3.3 million, respectively.  During 2004, we received proceeds of $6.7 million for the sale of our interest in an unconsolidated affiliate, Miami Air, to an unrelated party and proceeds of $45.3 million for the sale of our interest in an unconsolidated affiliate, TDS, to an unrelated party.  During the second quarter of 2004, we acquired the outside ownership of our consolidated affiliates in France, Spain and Portugal for aggregate consideration of $16.2 million in cash.  In 2005 and 2004, we received proceeds of $4.3 million and $1.1 million, respectively, from sales of other property and equipment.

Net cash used in financing activities.  Net cash used in financing activities in 2005 was $107.7 million, compared to $22.6 million in 2004.  The cash used in financing activities in 2005 consists of $309.3 million in repayments of debt, $211.0 million in cash payments for the repurchase of 8.1 million shares of our outstanding common stock from our tender offer, $94.3 million in cash payments for the repurchase of 5.0 million shares of our outstanding common stock, $3.5 million in payments of financing fees related to our new Amended and Restated Credit Facility, $3.4 million of repayment of financed insurance premiums, $2.7 million from the repayment of short-term debt, net of issuances and $2.2 million in payments of capital lease obligations, offset by $495.6 million in proceeds from the issuance of debt, $21.2 million in proceeds from the exercise of 1.0 million stock options and $1.1 million in proceeds from the issuance of 66,000 shares of common stock from our Employee Stock Purchase Plan (ESPP).  The cash used in financing activities in 2004 consists of $6.4 million of repayment of financed insurance premiums, $59.1 million in cash payments for the repurchase of 3.4 million shares of our outstanding common stock, $218.8 million in repayments of debt and $1.1 million in payments of financing fees related to our new Credit Facility, offset by $39.9 million in proceeds from the exercise of 2.1 million stock options, $211.0 million proceeds from the issuance of debt and $791,000 in proceeds from the issuance of 42,000 shares of common stock from our ESPP.

2004 Compared to 2003

Net cash provided by operating activities.  Net cash provided by operating activities was $32.1 million in 2004, compared to $39.0 million in 2003.  The decrease in 2004 was primarily due to a $61.4 million net decrease in cash from changes in working capital for 2004, compared to $30.0 million net decrease for 2003, offset by an increase in net income.  The decrease in cash from changes in working capital is due to a significant increase in gross revenues during the month of December 2004, compared to December 2003, resulting in an increase in trade receivables and a 4% increase in days sales outstanding from 67 days at December 31, 2003 to 70 days at December 31, 2004.  The increase in trade receivables was offset by an increase in payables and other accrued liabilities.

Net cash used in investing activities.  Net cash used in investing activities in 2004 was $7.0 million compared to $49.8 million in 2003.  Capital expenditures were $38.2 million during 2004, compared to $26.0 million during 2003, a $12.2 million increase.  The expenditures in 2004 were mainly due to the implementation of our operational and financial systems, other software expenditures and equipment purchases.  During 2004, we received proceeds of $6.7 million for the sale of our interest in an unconsolidated affiliate, Miami Air, to an unrelated party and proceeds of $45.3 million for the sale of our interest in an unconsolidated affiliate, TDS, to an unrelated party.

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

During 2004 and 2003, we received proceeds of $1.1 million and $4.2 million, respectively, from sales of property and equipment and a sale-lease back transaction.

Net cash used in financing activities.  Net cash used in financing activities in 2004 was $22.6 million, compared to $4.8 million in 2003.  The cash used in financing activities in 2004 consists of $6.4 million in repayment of financed insurance premiums, $59.1 million in cash payments for the repurchase of 3.4 million shares of our outstanding common stock, $218.8 million in repayments of debt and $1.1 million in payments of financing fees related to our new Credit Facility, offset by $39.9 million in proceeds from the exercise of 2.1 million stock options, $211.0 million in proceeds from the issuance of debt and $791,000 in proceeds from the issuance of 42,000 shares of common stock from our ESPP.  Cash used in financing activities in 2003 consisted of $9.1 million for repayment of financed insurance premiums and $214,000 in cash payments to our minority interest partners, offset by $4.1 million in proceeds from the exercise of 324,000 stock options and $540,000 in proceeds from the issuance of 43,000 shares of common stock from our ESPP.

Other factors affecting our liquidity and capital resources

Amended and Restated Credit Agreement.  We entered into an agreement dated as of September 30, 2005 establishing a $300 million, senior secured revolving credit facility (the Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement amends and restates our prior revolving credit agreement dated as of September 15, 2004, as previously amended (the Prior Credit Agreement).  The Amended and Restated Credit Agreement is with a syndicate of 13 financial institutions with Bank of America, N.A., as lender and administrative agent and matures on September 30, 2010.

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

The Amended and Restated Credit Agreement contains events of default customary for an agreement of this type.  The occurrence of certain specified “internal control” events that could reasonably be expected to have a material adverse effect on us also constitutes an event of default under the Amended and Restated Credit Agreement.  If a default occurs and is continuing, the administrative agent may, among other things, declare all outstanding principle amounts immediately due and payable.

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  On October 4, 2005, we borrowed approximately $95.8 million under the Amended and Restated Credit Agreement to partially fund the purchase of shares of our common stock in connection with the tender offer (see note 11 of the notes to our consolidated financial statements).  At December 31, 2005, we had borrowings of $93.8 million, $17.0 million in letters of credit outstanding and unused borrowing capacity of $189.2 million under the Amended and Restated Credit Agreement.

Note Purchase Agreement.  On October 12, 2005, we entered into a note purchase agreement (the Note Purchase Agreement) providing for the issuance and sale of $100 million aggregate principal amount of floating rate, senior secured notes due October 12, 2012 (the Notes) to the purchasers named therein.  Banc of America Securities LLC acted as placement agent for this offering.  The issuance and sale of the Notes by us, and the resale of the Notes by Banc of America Securities LLC was made pursuant to one or more exemptions from the registration requirements of the Securities Act of 1933.

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

The Notes rank pari passu in right of payment with our obligations under our Amended and Restated Credit Agreement and the obligations of our guarantor subsidiaries to guarantee our obligations under the Note Purchase Agreement rank pari passu in right of payment with their guarantees in respect of the Amended and Restated Credit Agreement.

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

Release of restricted cash.  In February 2005, in response to a joint motion filed by EGL and the EEOC, a U.S. District Court ordered the return of $6.0 million to us of $8.5 million previously held in an established fund to resolve potential claims in connection with a 2001 consent decree (see note 15 of the notes to our consolidated financial statements).  The joint motion and subsequent order resulted in $6.0 million in income in the first quarter of 2005.

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Our capital expenditures were approximately $10.1 million and $18.5 million related to the development of these systems during 2005 and 2004, respectively.  Our expected capital expenditures for 2006 are approximately $45 to $50 million, including approximately $32 to $37 million for information technology development and upgrades.

TDS Logistics, Inc.  In August 2004, we sold our investment in TDS Logistics, Inc. (TDS) to an unrelated party for approximately $51.4 million in cash.  We received approximately $45.3 million of the sale proceeds in August 2004, with additional payments totaling $3.3 million in 2005 and $1.3 million in January 2006.  The remaining $1.5 million of the sale proceeds are held in escrow subject to the resolution of certain contingencies and time periods.  The sale resulted in an initial gain of $5.9 million in 2004 and an additional gain of $4.0 million in 2005 when certain funds were released out of escrow.  These amounts are included in non-operating income in our consolidated statement of income.

Share repurchase program.  On April 4, 2005, our Board of Directors adopted a stock repurchase program to repurchase up to $60 million in value of our outstanding common stock depending on market conditions and other factors with an expiration date of August 4, 2005.  On May 31, 2005, the Board of Directors approved an increase in the maximum dollar amount of shares to be repurchased from $60 million to $120 million and extended the expiration date to September 28, 2005.  As of September 28, 2005, we had repurchased a total of 5.0 million shares at an average price of $18.98 per share for approximately $94.3 million.

On August 29, 2005, the Board of Directors authorized a modified “Dutch Auction” self-tender offer to purchase up to 9,615,000 shares (up to $250 million) of its common stock, representing approximately 20% of its approximately 47.2 million outstanding shares as of August 24, 2005.  The tender offer commenced on Tuesday, August 30, 2005 and expired on Wednesday, September 28, 2005.  In the tender offer, shareholders had the opportunity to tender some or all of their shares at a price not less than $22.50 per share or more than $26.00 per share, net to the seller in cash, without interest.

On October 4, 2005, we announced the final results of the tender offer.  An aggregate of 8,085,958 shares were properly tendered and not withdrawn at or below a price of $26.00.  Because shareholders tendered less than 9,615,000 shares, there was no proration of tendered shares.  We financed the tender offer with the use of cash on hand and borrowings of $196.0 million under both the new $300.0 million line of credit facility and the $100.0 million bridge loan that was refinanced by the issuance of $100.0 million of floating rate senior secured notes due in October 2012 (see note 8 of the notes to our consolidated financial statements).  As a result, we accepted for purchase and paid approximately $211.0 million for all 8,085,958 shares at a price of $26.00 per share.  Any shares received in the tender offer that were not tendered properly were returned to the tendering shareholders.  The shares purchased pursuant to the tender offer represented approximately 17.1% of EGL’s outstanding shares as of September 30, 2005.

In February and March 2004, our Board of Directors authorized the repurchase of up to $65 million in value of our outstanding common stock depending on market conditions and other factors.  During the program, which expired in July 2004, we repurchased approximately 3.4 million shares of our common stock at an average price of $17.37 per share for approximately $59.1 million.

Stock options.  As of December 31, 2005, we had outstanding non-qualified stock options to purchase an aggregate of 3.1 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $8.88 to $37.29).  At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price.  As a result of non-qualified stock option exercises in 2005 and 2004 to purchase an aggregate of 1.0 million and 2.1 million shares of common stock, we are entitled to a federal and state income tax deduction of approximately $12.1 million and $19.2 million, respectively.  We have recognized a reduction of our federal and state income tax obligations of approximately $5.0 million and $7.8 million in 2005 and 2004, respectively.  Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable.  Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts.  There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

Off-Balance Sheet Arrangements

As is common in our industry, we have entered into certain off-balance sheet arrangements in the ordinary course of business that result in risks not directly reflected in our balance sheets.  Our significant off-balance sheet arrangements include liabilities associated with guarantees secured by letters of credit, surety bonds and security time deposits and non-cancelable operating leases.  We have not engaged in any off-balance sheet financing arrangements through special purpose entities.

Guarantees.  We guarantee certain financial liabilities, the majority of which relate to our freight forwarding operations.  In the normal course of our business, we are required to guarantee certain amounts related to customs bonds and services received from airlines.  These types of guarantees are usual and customary in the freight forwarding industry.  We operate as a customs broker and prepare and file all formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer and arrange for payment of collect freight charges.  We also assist the importer in obtaining the most advantageous commodity classifications, qualifying for duty drawback refunds and arranges for surety bonds for importers.

We secure these guarantees primarily by three methods:  a $75 million standby letter of credit sub-facility included within our Amended and Restated Credit Agreement, surety bonds and security time deposits.  Security time deposits are restricted as to withdrawal for a specified timeframe and are classified on our balance sheet as restricted cash.  As of December 31, 2005, we had $17.0 million in letters of credit outstanding.

We also issue IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of December 31, 2005, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $85.4 million.  Approximately $52.4 million of guarantees, customs bonds and borrowings against credit line guarantees were outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $13.4 million, which were recorded as liabilities on our consolidated balance sheet.

Leases.  We enter into operating lease agreements, principally for freight operation facilities and office space.  These leases are non-cancelable and expire on various dates through 2025.  Certain of  our lease agreements contain renewal options and rent escalation clauses.  These leases allow us to conserve cash by paying a monthly lease payment for use of facilities, rather than purchasing the facilities.  Rent expense for operating leases was $80.8 million, $86.9 million and $77.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, which is net of sublease income of $3.7 million, $4.5 million and $3.6 million, respectively.  Please refer to Note 16 to our consolidated financial statements for more details regarding our outstanding leases.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of payments due by period of our contractual obligations and commercial commitments as of December 31, 2005 are shown in the table below (in thousands).  A more complete description of these obligations and commitments is included in the notes to our consolidated financial statements.

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt including interest	$ 304,719	$ 29,753	$ 38,990	$ 124,300	$ 111,676
Other liabilities (Note 7)	97,769	91,917	2,028	1,179	2,645
Benefit plan contributions (Note 12)	1,550	1,550	-	-	-
Interest rate swap	207	69	138	-	-
Capital lease obligations (Note 16)	3,071	1,981	1,052	38	-
Operating leases (Note 16)	427,091	69,838	103,750	80,972	172,531
Total contractual obligations	$ 834,407	$ 195,108	$ 145,958	$ 206,489	$ 286,852

In addition to the contractual obligations above, as of December 31, 2005, we have payments of up to $200,000 contingently payable during 2006 related to business acquisitions.  See note 8 of the notes to the consolidated financial statements.

Certain Relationships and Related Party Transactions

Aircraft usage payments

James R. Crane, our Chairman of the Board and Chief Executive Officer, held interests in two entities (one of which is 50% owned and one of which is wholly owned by Mr. Crane) that lease passenger aircraft to us.  From time to time, our employees use these aircraft in connection with travel associated with our business, for which we make payments to those entities.  During the years ended December 31, 2004 and 2003, we reimbursed Mr. Crane $1.2 million and $621,000, respectively, for actual hourly usage of the aircraft.  In January 2005, we purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million to be utilized for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

On July 18, 2005, the Compensation Committee of the Board of Directors of EGL approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 150 hours per year of personal use of our aircraft without reimbursement by Mr. Crane.  Mr. Crane actually used 158.7 hours in 2005.  On March 15, 2006, the Compensation Committee of the Board of Directors approved the 8.7 hours of overage and reduced the amount allowed for personal usage in 2006 by 8.7 hours to 141.3 hours.  We intend to include usage of 158.7 hours in Mr. Crane’s taxable income for 2005 as required by current U.S. federal income tax regulations.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.  On August 5, 2005, the Board of Directors of EGL approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, an arrangement to provide the independent members of the Board of Directors with limited personal usage of our aircraft, without reimbursement by the directors.  Personal usage of the aircraft by the directors is subject to availability, with priority given to our usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  We will record the number of hours utilized by each director and include in such director’s yearly taxable income the amount required by then current U.S. federal income tax regulations.  In 2005, the directors did not utilize the company plane.

Shared employees

Certain of our employees also perform services for companies owned by Mr. Crane.  We are reimbursed for these services based upon an allocation percentage of total salaries agreed to by us and Mr. Crane.  We received reimbursements of $136,000, $135,000 and $62,000 for 2005, 2004 and 2003, respectively.  Amounts billed but not received as of December 31, 2005 were $72,000 and are included in other receivables on the consolidated balance sheets.

Relatives of EGL Executive Officers and Directors

Robert Kelley is the brother of Neil Kelley, a member of our Board of Directors.  Robert Kelley is a logistics manager for our company and receives an annual salary of $76,000 per year.  Patrick Bento is the brother of E. Joseph Bento, our President of North America and CMO.  Patrick Bento is a global account director for our company and receives an annual salary of $125,000 per year.  Dan Getty is the brother-in-law of E. Joseph Bento, our President of North America and CMO.  Dan Getty is the managing director of one of our stations and receives an annual salary of $146,000 per year.

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

-

expectations of the future performance of the economy – domestically, globally and within various sectors that serve our principal customers and suppliers of goods and services;

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

Revenue recognition

Domestic revenues and most domestic operating costs are recognized when shipments are picked up from the customer.  International revenues and freight consolidation costs are recognized in the period when shipments are tendered to a carrier for transport to a foreign destination.  This is one of the permissible methods under Emerging Issues Task Force (EITF) Issue No. 91-9, “Revenue and Expense Recognition for Freight Services in Process.”  This method generally results in recognition of revenues and gross profit earlier than methods that do not recognize revenues until a proof of delivery is received.  This method of revenue and cost recognition does not result in a material difference than if revenues and costs were recognized upon delivery.  Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services.  Revenues recognized as an indirect air carrier or an ocean freight consolidator include the direct carrier’s charges to EGL for carrying the shipment.  Revenues recognized in other capacities include only the commissions and fees received.  We report the costs of certain reimbursed incidental activities on a gross basis in revenues and cost of transportation.

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

Computer software

Certain costs related to the development or purchase of internal-use software during the application development stage are capitalized and amortized over the estimated useful life of the software.  The following types of costs incurred during the application development stage are capitalized: (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use software project, (iii) interest costs incurred in developing software for internal use, and (iv) costs to develop or obtain software that allows for access or conversion of old data into new systems.  Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of a software development project are expensed as incurred.  On retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

We have incurred substantial costs during the periods presented related to a number of information systems projects that were being developed over that time period.  Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems.  Management believes that all projects capitalized at December 31, 2005 will be successfully completed and will result in benefits recoverable in future periods.

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

Merger and restructuring

We have engaged in merger and restructuring actions that require our management to utilize significant estimates related to future lease obligations for duplicate facilities, expenses for severance and other employee separation costs and costs for termination of joint venture/agency agreements.  Management makes significant estimates, including the amount of sublease income we will recover for future lease obligations on duplicate facilities.  Should the actual amounts differ from our estimates, the amount of the restructuring charges could be materially impacted.  See note 16 of the notes to the consolidated financial statements.

Taxes on earnings

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. taxes have been provided because such earnings are planned to be reinvested indefinitely outside the United States.  Material changes in our estimates of cash, working capital and long-term investment requirements could impact our effective tax rate.

We record valuation allowances to reserve deferred tax assets generated from certain jurisdictions.  We consider our historical performance, forecasted taxable income and other factors in determining the sufficiency of our valuation allowance.  Objective factors such as current year and previous year net operating loss utilization were given more weight than our earnings outlook for future realization of the losses.  We believe we should generate sufficient taxable income to utilize a substantial portion of our net operating loss carryforwards before their expiration.  We also have deferred tax assets for certain foreign and federal tax credits, which management believes will be fully realized in the future based on current year utilization of foreign tax credits and our outlook for future utilization.  In order to realize our deferred tax assets, we must be able to generate sufficient taxable income in the specific tax jurisdictions to realize the deferred tax assets.  In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made.  If we later determine or are able to realize the deferred tax assets for the state or foreign net operating losses our valuation allowance could be reversed.

As discussed in note 10 of the notes to our consolidated financial statements, EGL’s U.S. federal income tax returns from fiscal years 2000 to 2001 have been audited by the IRS with the case currently at the Appeals division for resolution.  The IRS has proposed, among other items, to disallow various merger transaction costs and various software research and development expenditures taken as tax deductions.  If the proposed adjustments are upheld, we would be required to pay a total of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of income, plus accrued interest of approximately $4.9 million through December 31, 2005.  We are protesting the proposed adjustments to the Appeals office of the IRS.  We believe our U.S. federal income tax returns were completed in accordance with applicable laws and regulations and do not believe material adjustments to our tax returns are probable.  However, there is no assurance that the final outcome will not result in material adjustments which would have a material adverse impact on our results of operations and cash flows.

Other critical accounting policies

See note 1 of the notes to our consolidated financial statements for further information on our critical accounting policies and the judgment made in their application.

New accounting pronouncements

We discuss new accounting pronouncements in note 1 of the notes to our consolidated financial statements.

ITEM 7A.

Quantitative and Qualitative Disclosures about Market Risk

Our cash flows and net income are subject to fluctuations due to changes in exchange rates.  We attempt to limit our exposure to changing foreign exchange rates through operational actions.  We provide services to customers in locations throughout the world and, as a result, operate with many functional currencies including the key currencies of North America, Latin America, Asia, the South Pacific and Europe.  This diverse base of local currency costs serves to partially counterbalance the effect of potential changes in the value of our local currency denominated revenues and expenses.  Short-term exposures to changing foreign currency exchange rates are related primarily to intercompany transactions.  The duration of these exposures is minimized through the use of an intercompany netting and settlement system that settles the majority of intercompany obligations two times per month.  We use short-term foreign exchange forward contracts on a limited basis to minimize exposures to exchange rates on recorded receivables and payables.  The value of foreign exchange forward contracts was not significant at December 31, 2005 or 2004.

In October 2005, we issued $100 million of floating rate, senior secured notes due in October 2012.  The notes have a variable LIBOR-based interest rate.  See notes 8 of the notes to our consolidated financial statements.  As of December 31, 2005, we had approximately $93.8 million outstanding under our line of credit.  Our lease payments on certain financed facilities are tied to market interest rates.  At December 31, 2005, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income in 2006.

We have not purchased any material futures contracts nor have we purchased or held any material derivative financial instruments for trading purposes during 2005.  In November 2005, we entered into a three-year interest rate swap agreement, which was designated as a cash flow hedge, to reduce our exposure to fluctuations in interest rates on our $300 million of our LIBOR-based revolving credit facility or any substitutive debt agreements we enter into.  The fair value of the interest rate swap at December 31, 2005 was a loss of $301,000, of which $94,000 has been recognized as interest expense.  The interest rate swap expires in January 2009.

ITEM 8.

Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.

Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation and supervision of the Chief Executive Officer and the Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Principal Financial Officer concluded that the disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

The management of EGL, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of and with participation from the Chief Executive Officer and the Principal Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of its internal control over financial reporting based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report on page F-2.

Changes in Internal Control Over Financial Reporting

In its 2004 Annual Report on Form 10-K, the Company disclosed the following two material weaknesses internal control over financial reporting as of December 31, 2004.  The Company continued to disclose these material weaknesses during the first three quarters of 2005 and took the following steps to remediate them during 2005.

Determination of income tax account balances

The Company’s took the following remediation steps during the year to remediate the material weakness related to the determination of income tax account balances:

-

engaged tax specialists to analyze the deferred tax assets and liabilities for foreign locations;

-

developed a comprehensive tax supplemental reporting package to gather relevant data from the foreign locations for reporting tax information on a U.S. GAAP basis;

-

engaged tax specialists to review the data for accuracy and completeness with respect to differences between statutory accounting and U.S. GAAP tax accounting; and

-

augmented the Company’s tax team with a Senior Vice President of Tax to manage the overall remediation process.

General ledger account reconciliations and the monitoring and review of general ledger accounts

The Company took the following remediation steps during the year to remediate the material weakness related to general ledger account reconciliations and the monitoring and review of general ledger accounts:

-

improved the organizational structure to achieve the proper levels and quality of our accounting, finance and internal audit personnel;

-

strengthened the procedures for timely preparation and review of account reconciliations including detailed documentary support; and

-

implemented monitoring controls on the status of account reconciliations and unresolved reconciling items.

During the quarter ended December 31, 2005, we completed our testing of the design and operating effectiveness of the above remediated controls and have concluded that the previously reported material weaknesses described above have been remediated.

Except for the changes in connection with the remediation of material weaknesses as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

Other Information

None

PART III

ITEM 10.

Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference to information under the caption “Proposal 1—Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in our definitive Proxy Statement (the “2006 Proxy Statement”) for our 2006 annual meeting of shareholders.

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

ITEM 11.

Executive Compensation

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 13.

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

ITEM 14.

Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the 2006 Proxy Statement.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

(a)

1) Financial Statements

Item

Page

Index

F-1

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004

F-4

Consolidated Statements of Income for the Years Ended

December 31, 2005, 2004 and 2003

F-5

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2005, 2004 and 2003

F-6

Consolidated Statements of Stockholders’ Equity for the Years Ended

December 31, 2005, 2004 and 2003

F-8

Notes to Consolidated Financial Statements

F-9

2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts for the Years Ended

December 31, 2005, 2004 and 2003

S-1

Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes thereto.

(b)

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

†10.3	Form of Restricted Stock Agreement (3-year Time Vesting) pursuant to Long-Term Incentive Plan (filed herewith).
†10.4	Form of Restricted Stock Agreement (5-year Time Vesting) pursuant to Long-Term Incentive Plan (filed herewith).

†10.5	Form of Nonqualified Stock Option Agreement (3-year Time Vesting) pursuant to Long-Term Incentive Plan (filed herewith).
†10.6	Form of Nonqualified Stock Option Agreement (Time and Performance Award) pursuant to Long-Term Incentive Plan (filed herewith).
†*10.7	Amended and Restated Nonemployee Director Stock Plan (filed as Exhibit 10.1 to EGL’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2004 and incorporated herein by reference).
†10.8	Form of Restricted Share Award Agreement pursuant to Nonemployee Director Stock Plan (filed herewith).
†*10.9	401(k) Profit Sharing Plan (filed as Exhibit 10.3 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).
†*10.10

Circle International Group, Inc. 1994 Omnibus Equity Incentive Plan (filed as Exhibit 10.11 to Annual Report on Form 10-K of Circle (SEC File No. 0-8664) for the fiscal year ended December 31, 1993 and incorporated herein by reference).

†*10.11

Amendment No. 1 to Circle International Group, Inc. 1994 Omnibus Equity Incentive Plan (filed as Exhibit 10.11.1 to Annual Report on Form 10-K of Circle (SEC File No. 9-8664) for the fiscal year ended December 31, 1995 and incorporated herein by reference).

†*10.12

Circle International Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 of Circle (SEC Registration No. 333-78747) filed on May 19, 1999 and incorporated herein by reference).

†*10.13

Circle International Group, Inc. 1999 Stock Option Plan (filed as Exhibit 99.1 to the Form S-8 Registration Statement of Circle (SEC Registration No. 333-85807) filed on August 24, 1999 and incorporated herein by reference).

†*10.14

Form of Nonqualified Stock Option Agreement for Circle International Group, Inc. 2000 Stock Option Plan (filed as Exhibit 4.8 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (SEC Registration No. 333-42310) filed on October 2, 2000 and incorporated herein by reference).

†*10.15

Employment Agreement dated as of October 1, 1996 between EGL and James R. Crane (filed as Exhibit 10.7 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

†*10.16

Employment Agreement dated as of May 19, 1998 between EGL and Ronald E. Talley (filed as Exhibit 10.10 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

†*10.17

Employment Agreement dated as of October 19, 1999 between EGL and Elijio Serrano (filed as Exhibit 10.11 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1999 and incorporated herein by reference).

†*10.18

Employee Stock Purchase Plan, as amended and restated effective July 26, 2000 (filed as Exhibit 10(iii) to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

†*10.19	Executive Deferred Compensation Plan (filed as Exhibit 10.2 to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
†10.20	2005 Incentive Bonus Plan (filed herewith).

†*10.21

Form of Retention Agreement between EGL and certain executive officers (filed as Exhibit 10.29 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†*10.22

Letter of Assignment, effective as of July 30, 2001, as amended, by and between EGL and Vittorio M. Favati (filed as Exhibit 10.29 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

*10.23

Shareholders’ Agreement dated as of October 1, 1994 among EGL and Messrs. Crane, Swannie, Seckel and Roberts (filed as Exhibit 10.4 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).

*10.24	Form of Indemnification Agreement (filed as Exhibit 10.6 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).
*10.25

First Amended and Restated Credit Agreement dated as of September 30, 2005, among EGL, Inc., as Borrower; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Wachovia Bank, National Association, as Syndication Agent; JPMorgan Chase Bank, N.A. and Harris N.A., as Co-Documentation Agents; Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager; and Other Lenders party thereto (filed as Exhibit 10.1 to EGL’s Form 8-K filed on October 5, 2005 and incorporated herein by reference).

*10.26

Bridge Term Loan Credit Agreement dated as of September 30, 2005, among EGL, Inc., as Borrower; Bank of America Mezzanine Capital, LLC as Administrative Agent and lender; and Other Lenders party thereto (filed as Exhibit 10.2 to EGL’s Form 8-K filed on October 5, 2005 and incorporated herein by reference).

*10.27

Note Purchase Agreement dated as of October 12, 2005, among EGL, Inc., and the purchasers named therein (filed as Exhibit 10.1 to EGL’s Form 8-K filed on October 13, 2005 and incorporated herein by reference).

*10.28

Lease Agreement dated as of December 31, 2001 between iStar Eagle LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant (filed as Exhibit 10.17A to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

*10.29

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

EGL, INC.

By:  /s/ James R. Crane

James R. Crane

Chairman and

Chief Executive Officer

Date:

March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ James R. Crane	Chairman and Chief Executive Officer	March 16, 2006
James R. Crane	(Principal Executive Officer)
/s/ Janice Kerti	Chief Accounting Officer	March 16, 2006
Janice Kerti	(Principal Financial and Accounting Officer)
/s/ Elijio V. Serrano	Director	March 16, 2006
Elijio V. Serrano
/s/ Michael Jhin	Director	March 16, 2006
Michael Jhin
/s/ Frank J. Hevrdejs	Director	March 16, 2006
Frank J. Hevrdejs
/s/ Neil E. Kelley	Director	March 16, 2006
Neil E. Kelley
/s/ Paul William Hobby	Director	March 16, 2006
Paul William Hobby
/s/ James C. Flagg	Director	March 16, 2006
James C. Flagg
/s/ Milton Carroll	Director	March 16, 2006
Milton Carroll

EGL, Inc.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-4
Consolidated Statements of Income for the Years Ended
December 31, 2005, 2004 and 2003	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003	F-6
Consolidated Statements of Stockholders’ Equity for the Years Ended	F-8
December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of EGL, Inc.:

We have completed integrated audits of EGL, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of EGL, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

March 16, 2006

EGL, INC.

Consolidated Balance Sheets

December 31, 2005 and 2004

	2005	2004
ASSETS	(in thousands, except par values)
Current assets:
Cash and cash equivalents	$ 111,507	$ 92,918
Restricted cash	11,702	17,004
Trade receivables, net of allowance of $12,566 and $14,069	560,954	611,594
Other receivables	30,237	21,147
Income tax receivable	4,367	20
Deferred income taxes	10,626	10,106
Other currents assets	25,045	25,348
Total current assets	754,438	778,137
Property and equipment, net	185,906	178,218
Goodwill	113,048	108,470
Deferred income taxes	-	648
Other assets, net	35,849	29,390
Total assets	$ 1,089,241	$ 1,094,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 342,351	$ 337,137
Accrued salaries and related costs	51,541	46,465
Current portion of long-term debt	15,967	19,426
Income taxes payable	5,215	4,716
Accrued selling, general and administrative expenses and other liabilities	93,410	82,926
Total current liabilities	508,484	490,670
Deferred income taxes	22,736	19,421
Long-term debt	214,555	12,752
Other noncurrent liabilities	20,122	18,786
Total liabilities	765,897	541,629
Minority interests	1,616	802
Commitments and contingencies (Notes 9, 10, 15 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued
Common stock, $0.001 par value, 200,000 shares authorized; 45,771 and 52,841 shares issued; 39,966 and 51,915 shares outstanding	46	53
Additional paid-in capital	56,405	241,117
Retained earnings	398,036	339,876
Accumulated other comprehensive loss	(23,902)	(12,625)
Unearned compensation	(376)	(124)
Treasury stock, 5,805 and 926 shares held	(108,481)	(15,865)
Total stockholders’ equity	321,728	552,432
Total liabilities and stockholders’ equity	$ 1,089,241	$ 1,094,863

The accompanying notes are in integral part of these financial statements.

EGL, INC.

Consolidated Statements of Income

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands, except per share amounts)
Revenues	$ 3,096,516	$ 2,741,392	$ 2,143,419
Cost of transportation	2,148,042	1,876,026	1,408,167
Net revenues	948,474	865,366	735,252
Operating expenses:
Personnel costs	522,015	481,320	422,015
Other selling, general and administrative expenses	337,024	302,722	269,887
EEOC legal settlement	(5,975)	-	(1,415)
Operating income	95,410	81,324	44,765
Nonoperating income (expense), net	5,147	7,259	(6,249)
Income before provision for income taxes	100,557	88,583	38,516
Provision for income taxes	42,397	37,705	14,571
Net income	$ 58,160	$ 50,878	$ 23,945

Earnings per share:
Basic	$ 1.23	$ 1.11	$ 0.51
Diluted	1.22	1.05	0.50

Weighted-average common shares outstanding
Basic	47,442	45,813	47,204
Diluted	47,832	51,914	47,481

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

	2005	2004	2003
	(in thousands)
Cash flows from operating activities:
Net income	$ 58,160	$ 50,878	$ 23,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,932	35,109	31,190
Bad debt expense	8,630	6,672	7,162
Amortization of unearned compensation	298	479	29
Deferred income tax expense	1,162	5,945	4,531
Amortization of debt issuance costs	452	2,106	2,243
Tax benefits from employee stock plans	5,090	7,765	474
(Gain) loss on sales of assets	467	(570)	(1,824)
Gain on sale of unconsolidated affiliates	(4,041)	(12,648)	-
Equity in (earnings) losses of unconsolidated affiliates	85	(1,676)	1,533
Minority interests	2	600	1,248
Other	483	(1,079)	(1,513)
Changes in assets and liabilities, excluding business combinations:
(Increase) decrease in trade receivables	20,183	(147,637)	(50,848)
Increase in other receivables	(1,448)	(14)	(4,245)
Decrease in other assets and liabilities	1,123	6,377	12,004
Increase in payables and other accrued liabilities	29,516	79,826	13,106
Net cash provided by operating activities	156,094	32,133	39,035
Cash flows from investing activities:
Capital expenditures	(41,160)	(38,163)	(25,954)
Purchase of short-term investments	-	(44)	(540)
(Increase) decrease in restricted cash	5,322	(3,426)	(5,654)
Proceeds from sales/maturities of marketable securities	542	-	10
Proceeds from sale-leaseback transactions	-	-	1,158
Proceeds from sales of property and equipment	4,327	1,106	2,997
Proceeds from property insurance	673	-	-
Acquisitions of businesses, net of cash acquired	(56)	(16,216)	(20,476)
Earnout payments	(4,404)	(3,291)	(600)
Collection of notes receivables	2,606	906	-
Cash received from sales of unconsolidated affiliates	2,787	52,123	-
Investment in an unconsolidated affiliate	-	-	(750)
Net cash used in investing activities	(29,363)	(7,005)	(49,809)

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2005, 2004 and 2003

(continued)
	2005	2004	2003
	(in thousands)
Cash flows from financing activities:
Proceeds from issuance of debt	$ 495,597	$ 211,029	$ 1,384
Repayment of debt	(309,297)	(218,778)	(3,595)
Issuance (repayment) of short-term debt with maturities of less than three months, net	(2,744)	12,078	2,086
Payment of financing fees	(3,454)	(1,097)	-
Payments of financed insurance and software maintenance agreements	(3,364)	(6,417)	(9,128)
Payments on capital lease obligations	(2,245)	(937)	-
Issuance of common stock for employee stock purchase plan	1,135	791	540
Proceeds from exercise of stock options	21,176	39,899	4,102
Repurchases of common stock	(305,318)	(59,079)	-
Other	802	(120)	(214)
Net cash used in financing activities	(107,712)	(22,631)	(4,825)

Effect of exchange rate changes on cash	(430)	(3,678)	38
Increase (decrease) in cash and cash equivalents	18,589	(1,181)	(15,561)
Cash and cash equivalents, beginning of the year	92,918	94,099	109,660
Cash and cash equivalents, end of the year	$ 111,507	$ 92,918	$ 94,099

Supplemental cash flow information:
Cash paid for interest	$ 6,528	$ 6,008	$ 7,321
Cash paid for income taxes	42,040	15,387	12,145
Cash received from income tax refund	5,540	1,577	536
Noncash financing and investing transactions:
Issuance of notes payable for acquisitions	-	-	10,127
Issuance of notes payable for equipment	11,012	9,511	2,633
Issuance of shares from conversion of debt, net of tax benefit	-	99,220	-
Financing of insurance premiums	2,117	453	1,682
Capital equipment leases initiated as lessee	2,765	1,143	891
Capital equipment leases initiated as lessor	8,630	9,552	898

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Comprehensive income (loss)	Accumulated other comprehensive loss
	(in thousands)
Balance at December 31, 2002	48,091	$ 48	$ 148,682	$ 265,053		$ (28,566)
Comprehensive income:
Net income	-	-	-	23,945	$ 23,945	-
Recognition in earnings of net deferred loss on swaps	-	-	-	-	85	85
Minimum pension liability adjustment, net of tax	-	-	-	-	(3,362)	(3,362)
Foreign currency translation adjustments	-	-	-	-	12,191	12,191
Comprehensive income					$ 32,859
Issuance of shares under employee stock purchase plan	-	-	(199)	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	324	-	4,568	-		-
Amortization of unearned compensation	-	-	-	-		-
Balance at December 31, 2003	48,415	48	153,051	288,998		(19,652)
Comprehensive income:
Net income	-	-	-	50,878	$ 50,878	-
Change in value of marketable securities, net of tax	-	-	-	-	30	30
Minimum pension liability adjustment, net of tax	-	-	-	-	1,392	1,392
Foreign currency translation adjustments	-	-	-	-	5,605	5,605
Comprehensive income					$ 57,905
Issuance of shares from conversion of debt	5,736	6	99,214	-		-
Issuance of shares under employee stock purchase plan	-	-	88	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	2,092	2	47,708	-		-
Repurchase and retirement of common stock	(3,402)	(3)	(59,076)	-		-
Amortization of unearned compensation	-	-	132	-		-
Balance at December 31, 2004	52,841	53	241,117	339,876		(12,625)
Comprehensive income:
Net income	-	-	-	58,160	$ 58,160	-
Change in fair value of cash flow hedge, net of tax	-	-	-	-	(134)	(134)
Change in value of marketable securities, net of tax	-	-	-	-	7	7
Minimum pension liability adjustment, net of tax	-	-	-	-	864	864
Foreign currency translation adjustments	-	-	-	-	(12,014)	(12,014)
Comprehensive income					$ 46,883
Issuance of shares under employee stock purchase plan	-	-	(38)	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	1,016	1	26,343	-		-
Purchase of treasury stock	-	-	-	-		-
Repurchase and retirement of common stock	(8,086)	(8)	(211,017)	-		-
Amortization of unearned compensation	-	-	-	-		-
Balance at December 31, 2005	45,771	$ 46	$ 56,405	$ 398,036		$ (23,902)

The accompanying notes are an integral part of these financial statements.

F-8

EGL, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

		Treasury stock
	Unearned compensation	Shares	Amount	Total
	(in thousands)
Balance at December 31, 2002	$ -	(1,037)	$ (17,769)	$ 367,448
Comprehensive income:
Net income	-	-	-	23,945
Recognition in earnings of net deferred loss on swaps	-	-	-	85
Minimum pension liability adjustment, net of tax	-	-	-	(3,362)
Foreign currency translation adjustments	-	-	-	12,191
Comprehensive income
Issuance of shares under employee stock purchase plan	-	43	739	540
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(185)	11	193	4,576
Amortization of unearned compensation	29	-	-	29
Balance at December 31, 2003	(156)	(983)	(16,837)	405,452
Comprehensive income:
Net income	-	-	-	50,878
Change in value of marketable securities, net of tax	-	-	-	30
Minimum pension liability adjustment, net of tax	-	-	-	1,392
Foreign currency translation adjustments	-	-	-	5,605
Comprehensive income
Issuance of shares from conversion of debt	-	-	-	99,220
Issuance of shares under employee stock purchase plan	-	43	726	814
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(315)	14	246	47,641
Repurchase and retirement of common stock	-	-	-	(59,079)
Amortization of unearned compensation	347	-	-	479
Balance at December 31, 2004	(124)	(926)	(15,865)	552,432
Comprehensive income:
Net income	-	-	-	58,160
Change in fair value of cash flow hedge, net of tax	-	-	-	(134)
Change in value of marketable securities, net of tax	-	-	-	7
Minimum pension liability adjustment, net of tax	-	-	-	864
Foreign currency translation adjustments	-	-	-	(12,014)
Comprehensive income
Issuance of shares under employee stock purchase plan	-	66	1,229	1,191
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(550)	24	448	26,242
Purchase of treasury stock	-	(4,969)	(94,293)	(94,293)
Repurchase and retirement of common stock	-	-	-	(211,025)
Amortization of unearned compensation	298	-	-	298
Balance at December 31, 2005	$ (376)	(5,805)	$ (108,481)	$ 321,728

The accompanying notes are an integral part of these financial statements

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 1 – Organization, basis of presentation and summary of significant accounting policies

EGL, Inc. (EGL or the Company) is a leading global transportation, supply chain management and information services company dedicated to providing flexible logistics solutions on a price competitive basis.  The Company’s services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services.  The Company provides services through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents.  The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (see Note 19).

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include EGL, all of its wholly-owned subsidiaries and investees that the Company controls, through majority ownership or other variable interests.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method.  The Company has reclassified certain prior year amounts to conform to the current year presentation.  Cash flows from changes in restricted cash have been reclassified from operating activities to investing activities in the statement of cash flows.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; expectations of the future performance of the economy, both domestically and globally, within various areas that serve the Company’s principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value.  Cash overdrafts were $7.3 million and $8.5 million at December 31, 2005 and 2004, respectively, and were classified as trade payables on the Company’s consolidated balance sheet and as a part of short-term debt in the Company’s statement of cash flows.

Restricted cash

As part of the settlement with the U.S. Equal Employment Opportunity Commission (“EEOC”), the Company is required to place certain amounts on deposit in a financial institution for the Class Fund and Leadership Development Fund.  The total amount included in restricted cash related to the settlement with the EEOC was $10,000 as of December 31, 2005 (see Note 15).  Separately, the Company has certain requirements related to security deposits for IATA guarantees and customs bonds that are restricted from withdrawal for a specified timeframe and therefore are classified as restricted cash (see Note 9).

Trade receivables

Management establishes an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables.  Management considers many factors, including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors and transactions that might impact collectibility.  Trade receivables include disbursements made by EGL on behalf of its customers for transportation costs and customs duties.  As the billings to customers for these disbursements may be several times the amount of revenues and fees derived from these transactions and are not recorded as revenues and expenses on the Company’s statement of income, the inability to collect such amounts could result in losses greater than the revenues recognized when such amounts were believed to be collectible.  The Company does not charge interest on its trade receivables.  Trade receivables are written off after all collection efforts have been exhausted.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Computer software

Certain costs related to the development or purchase of internal-use software during the application development stage are capitalized and amortized over the estimated useful life of the software.  The following types of costs incurred during the application development stage are capitalized: (i) external direct costs of materials and services consumed in developing or obtaining internal-use software, (ii) payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use software project, (iii) interest costs incurred in developing software for internal use, and (iv) costs to develop or obtain software that allows for access or conversion of old data into new systems.  Costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of a software development project are expensed as incurred.  Upon retirement or sale of assets, the cost of such assets and accumulated depreciation are removed from the accounts and the gain or loss, if any, is credited or charged to income.

The Company has incurred substantial costs during 2005, 2004 and 2003 related to a number of information systems projects that were being developed during that time period.  Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems.  Management believes that all projects capitalized at December 31, 2005 will be successfully completed and will result in benefits recoverable in future periods.

Interest capitalization

The Company is in the process of developing several computer systems for future use.  Interest associated with these assets is capitalized and included in the cost of the asset.  The amount capitalized is calculated based upon the Company’s current incremental borrowing rate and was $692,000, $1.1 million and $1.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Real estate leases

The Company leases facilities and office space under operating leases.  Certain lease agreements contain rent holiday, rent escalation and/or lease restoration clauses.  For scheduled rent escalation clauses and rent holidays during the lease terms, the Company records minimum rental expenses on a straight-line basis over the terms of the leases.  For lease restorations, the Company records expense and accrues a liability over the life of the lease, on a straight-line basis.

Debt issuance costs

The Company capitalizes direct costs incurred to issue debt or modify debt agreements.  These costs are deferred and amortized to interest expense over the term of the related debt or credit facility agreement.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

SFAS 142 requires that goodwill be tested for impairment using a two-step approach; annually and when certain circumstances occur.  The first step is used to identify potential impairment by calculating a “fair value” of the reporting unit.  The Company’s reporting units for the purpose of SFAS 142 are its geographic divisions which are:  North America, Europe and Middle East, South America and Asia and South Pacific.  The calculated fair value amount in step one is then compared to the carrying amount of the reporting unit including goodwill.  If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required.  If the estimated fair value is less than the carrying value of the assets, a prescribed step two calculation is required to determine the amount of impairment to be recorded in the Company’s statement of income.

The Company’s required assessments of goodwill performed annually in the fourth quarter related to each of its reporting units under step one of SFAS 142 did not indicate an impairment in any of the periods presented therefore step two was not required at any of the testing dates.  The estimated fair value calculated and referred to above is an estimate based upon a number of assumptions.  The actual fair value of each reporting unit may vary significantly from its estimated fair value.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Revenue recognition

Domestic revenues and most domestic operating costs are recognized when shipments are picked up from the customer.  International revenues and freight consolidation costs are recognized in the period when shipments are tendered to a carrier for transport to a foreign destination.  This is one of the permissible methods under Emerging Issues Task Force (EITF) Issue No. 91-9, “Revenue and Expense Recognition for Freight Services in Process.”  This method generally results in recognition of revenues and gross profit earlier than methods that do not recognize revenues until a proof of delivery is received.  This method of revenue and cost recognition does not result in a material difference than if revenue and costs were recognized upon delivery.  Customs brokerage and other revenues are recognized upon completing the documents necessary for customs clearance or completing other fee-based services.  Revenues recognized as an indirect air carrier or an ocean freight consolidator include the direct carrier’s charges to EGL for carrying the shipment.  Revenues recognized in other capacities include only the commissions and fees received.  The Company reports the costs of certain reimbursed incidental activities on a gross basis in revenues and cost of transportation.

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

December 31, 2005 and 2004

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

Stock-based compensation

At December 31, 2005, the Company has five stock-based employee compensation plans under which stock-based awards have been granted.  The Company accounts for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.  The intrinsic value method used by the Company generally results in no compensation expense being recorded related to stock option grants made by the Company because those grants are typically made with option exercise prices equal to fair market value at the date of option grant.  The application of the alternative fair value method under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which estimates the fair value of the option awarded to the employee, would result in compensation expense being recognized over the period of time that the employee’s rights in the options vest.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands)
Net income as reported	$ 58,160	$ 50,878	$ 23,945
Add: Total stock-based compensation expense included in net income	191	275	18
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,084)	(2,980)	(3,936)
Pro forma net income	$ 56,267	$ 48,173	$ 20,027

Earnings per share:
Basic – as reported	$ 1.23	$ 1.11	$ 0.51
Basic – pro forma	1.19	1.05	0.42
Diluted – as reported	1.22	1.05	0.50
Diluted – pro forma	1.19	1.00	0.42

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

The weighted-average fair values of options granted during 2005, 2004 and 2003 were $15.97, $17.69 and $5.47, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes model with no assumed dividend yield and the following weighted average assumptions used for grants:

	Twelve Months Ended December 31,
	2005	2004	2003
Expected volatility	45.00%	29.97%	29.67%
Risk-free interest rate	4.35%	3.43%	2.88%
Expected life of option (years)	4.50	5.68	5.33

Provision for income taxes

The Company accounts for income taxes using the asset and liability method as required by SFAS 109, “Accounting for Income Taxes.”  Deferred tax liabilities and assets are determined based on temporary differences between the basis of assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  Valuation allowances are established when necessary based upon the judgment of management to reduce deferred tax assets to the amount expected to be realized and could be based upon estimates of future profitability and expenditure levels over specific time horizons in particular tax jurisdictions.

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

Accumulated other comprehensive loss consists of the following:

	As of December 31,
	2005	2004
	(in thousands)
Cumulative foreign currency translation adjustment	$ (22,699)	$ (10,685)
Minimum pension liability adjustment, net of tax	(1,106)	(1,970)
Fair value of cash flow hedge, net of tax	(134)	-
Unrealized gain on marketable securities, net of tax	37	30
	$ (23,902)	$ (12,625)

Fair value of financial instruments

The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 2005 and 2004.  However, ready trading markets do not exist for all of these items and considerable judgment is required in interpreting market data to develop estimates of fair value and the estimates presented are not necessarily indicative of the amounts that EGL could realize in a current market exchange.  The use of

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

different market assumptions or estimation methodologies could have a material effect on the estimated fair values.  Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 2005.  Current estimates of fair value may differ significantly from the amounts presented.  The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and cash equivalents, restricted cash, short-term investments and marketable  securities.  The carrying amount approximates fair value because of the short maturity of those instruments.

Debt.  The Company’s debt approximates fair value as most of the Company’s notes payable have variable interest rates or are repaid over a very short maturity schedule.

Interest rate swap.  The fair value of the interest rate swap is the estimated amount that the Company would expect to pay to terminate the swap agreement at the reporting date, taking into account current interest rates.

Foreign currency forward contracts.  The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate.  Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date.  The fair value of foreign currency forward contracts as of December 31, 2005 and 2004 is insignificant.

The carrying amounts and estimated fair values of financial instruments (assets and liabilities) are as follows:

	Carrying Amount as of December 31,		Estimated Fair Value as of December 31,
	2005	2004	2005	2004
		(in thousands)
Cash and cash equivalents	$ 111,507	$ 92,918	$ 111,507	$ 92,918
Restricted cash	11,702	17,004	11,702	17,004
Short-term investments and marketable securities	45	587	45	587
Interest rate swap liability	207	-	207	-
Debt	230,522	32,178	230,522	32,178

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

December 31, 2005 and 2004

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

Derivative instruments

The Company recognizes all derivative instruments on the balance sheet at fair value.  The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.  For those derivative instruments that are designated and qualify as hedging instruments, the Company must designate the hedging instrument, based upon the exposure being hedged, as either a fair value hedge, cash flow hedge or a hedge of the foreign currency exposure of a net investment in a foreign operation.

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

The Company uses derivative financial instruments primarily to reduce its exposure to fluctuations in foreign currency exchange rates and interest rates on variable rate long-term debt.  The Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure when it is entered into, as well as the risk, management objectives and strategies for undertaking the hedge transaction.  Derivatives are recorded in the balance sheet at fair value in either other assets or other liabilities.  The earnings impact resulting from the derivative instruments is recorded in the same line item within the statement of income as the underlying exposure being hedged.  The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivative instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures.  The ineffective portion of a derivative instrument’s change in fair value is recognized in earnings.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS 123R, as amended in April 2005, requires all share-based payments to employees, including grants of employee stock options and employee stock purchase plans, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period beginning after January 1, 2006.  In addition, SFAS 123R will cause unrecognized expense (based on the amount in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period.  Under SFAS 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption.  The transition alternatives include the modified prospective and modified retrospective adoption methods.  The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards as of the beginning of the first quarter of adoption of SFAS 123R, while the modified retrospective method would record compensation expense for all unvested stock options and share awards beginning with the first period restated.

The Company will implement SFAS 123R and related interpretations as of January 1, 2006 using the modified prospective method.  The Company expects the impact of the adoption to result in approximately $8.5 million of stock-based compensation expense in 2006 based on awards granted through December 31, 2005 and expected to be granted in March 2006.  The incremental expense related to future stock option and employee stock purchase plan grants is difficult to predict because the expense will depend on the number of awards granted, the grant date stock price, volatility of the stock price and other factors.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The Company is required to adopt SFAS No. 154 for accounting changes and error corrections that occur after the beginning of 2006.  The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or discovers errors in future periods that require correction.

Note 2 – Business combinations

In 2004 and 2003, the Company purchased certain freight forwarders to expand business or enter new markets and bought out minority interests to obtain full control of its subsidiaries.  The Company had no acquisitions in 2005.

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

December 31, 2005 and 2004

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

2003 acquisitions

In January 2003, the Company acquired Transimpex, SA, an international freight forwarder and customs broker based in France, for approximately $1.1 million, net of cash acquired.  During the fourth quarter of 2003, the Company acquired the 50% outside ownership in its subsidiary in Turkey in exchange for forgiving approximately $137,000 in receivables from the former partner.  Prior to the acquisition, the Company owned 50% of this entity and accounted for it under the equity method for financial reporting purposes.  These acquisitions added to the Company’s consolidated balance sheet approximately $333,000 in goodwill and $818,000 in identifiable intangible assets.

In April 2003, the Company acquired substantially all of the operating assets of Miami International Forwarders (MIF), a privately held international freight forwarder and customs broker based in Miami, Florida.  Aggregate consideration for the acquisition totaled $23.7 million, comprised of $13.7 million in cash and notes payable of $10.0 million in the aggregate.  The first installment of $5.0 million was paid in April 2004 and the final installment of $5.0 million was paid in April 2005.  The purchase agreement for the acquisition provided for additional contingent two-year earnout payments of up to $8.0 million in the aggregate if certain post-acquisition performance criteria are achieved.  The acquisition added to the Company’s consolidated balance sheet approximately $11.8 million in identifiable intangible assets, $11.7 million in goodwill and $288,000 in net tangible assets.

In April 2003, the Company purchased from one of its partners a 26% interest in the Company’s operating subsidiary in Singapore.  Prior to the acquisition, the Company owned 74% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $5.7 million in cash, which included $3.7 million to settle the minority interest liability at the acquisition date.  The acquisition added to the Company’s consolidated balance sheet approximately $891,000 of identifiable intangible assets and $1.1 million of other long-term assets.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Earnout payments

During the years ended December 31, 2005, 2004 and 2003, the Company made earnout payments totaling $4.4 million, $3.3 million and $600,000, respectively, for acquisitions completed in prior years.  Contingent payments for acquisitions are accounted for as adjustments to goodwill and are recorded at the time that the amounts of the payments are determinable by the Company.

Note 3 – Property and equipment

Property and equipment consist of the following:

	Estimated useful lives	As of December 31,
		2005	2004
		(in thousands)
Land		$ 12,985	$ 11,072
Information systems	1 to 8 years	118,338	112,314
Buildings and improvements	5 to 39 years	94,026	99,929
Equipment and furniture	3 to 7 years	147,736	140,744
		373,085	364,059
Less – accumulated depreciation		187,179	185,841
		$ 185,906	$ 178,218

Depreciation expense for 2005, 2004 and 2003 was $32.8 million, $32.0 million and $29.4 million, respectively.

The Company is in the process of developing and implementing replacement computer system solutions for its operational, human resources and financial systems.  As of December 31, 2005 and 2004, the information systems balances above include approximately $39.5 million and $33.4 million, respectively, of capitalized costs for software not placed in service.  During the year ended December 31, 2005, the Company capitalized $10.1 million of internally-developed software and placed $4.1 million of internally-developed software in service.  Software development costs are not depreciated until the software is placed into service.  Accumulated depreciation for information systems as of December 31, 2005 and 2004 was $42.9 million and $39.0 million, respectively.

Note 4 – Financing receivables

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

	As of December 31,
	2005	2004
	(in thousands)
Minimum lease payments receivable	$ 22,078	$ 13,116
Unearned income	(8,173)	(5,125)
Reserve for estimated driver defaults	(299)	-
Financing receivables, net	13,606	7,991

Less – current portion	(3,285)	(1,727)
Amounts due after one year	$ 10,321	$ 6,264

Scheduled maturities of Ashton’s minimum lease payments receivable are as follows at December 31, 2005:

Years Ending December 31,	Minimum lease payments receivable
(in thousands)
2006	$ 6,008
2007	5,809
2008	5,309
2009	3,812
2010	1,140
Total	$ 22,078

Equipment leased to customers under operating leases are offset by comparable operating leases with third party manufacturers. Minimum future rentals on non-cancelable operating leases related to leased equipment are as follows at December 31, 2005:

Years Ending December 31,	Minimum future rentals on non-cancelable operating leases
(in thousands)
2006	$ 394
2007	142
2008	-
2009	-
2010	-
Total	$ 536

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 5 – Goodwill and other intangible assets

The carrying amounts of goodwill by geographic division as of December 31, 2005 and 2004 and changes in goodwill during the years ended December 31, 2005 and 2004 are as follows:

	North America	South America	Europe & Middle East	Asia & South Pacific	Consolidated
	(in thousands)
Balance at January 1, 2004	$ 62,022	$ 2,423	$ 10,764	$ 19,793	$ 95,002
Goodwill acquired during the year	3,200	-	8,054	91	11,345
Effect of exchange rate changes on goodwill	39	163	1,493	428	2,123
Balance at December 31, 2004	65,261	2,586	20,311	20,312	108,470

Goodwill acquired during the year	4,000	119	1,753	404	6,276
Effect of exchange rate changes on goodwill	18	208	(1,737)	(187)	(1,698)
Balance at December 31, 2005	$ 69,279	$ 2,913	$ 20,327	$ 20,529	$ 113,048

The Company adopted SFAS 141 and SFAS 142 effective January 1, 2002.  SFAS 142 requires the suspension of the amortization of goodwill and certain identifiable intangible assets with an indefinite useful life.  The Company suspended amortization of goodwill effective January 1, 2002 and has one identifiable intangible asset that has an indefinite useful life.

At December 31, 2005 and 2004, the carrying amount of accumulated amortization of goodwill was $17.0 million and $17.6 million, respectively.  The change in the balance in accumulated amortization from 2004 to 2005 is solely due to exchange rate changes.

Intangible assets are included in other assets, net on the consolidated balance sheets.  Intangible assets are as follows:

		As of December 31, 2005		As of December 31, 2004
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		(in thousands)
Intangible assets subject to amortization:
Customer lists	7 years	$ 8,035	$ (3,398)	$ 8,163	$ (2,320)
Noncompetition agreements	4 years	5,144	(4,140)	5,284	(2,918)
Exclusive agency agreement	3 years	734	(441)	841	(252)
Trademark license	3 years	474	(264)	542	(122)
Proprietary software	2 years	69	(69)	69	(60)
Agent network	5 years	1,400	(770)	1,400	(490)
Total	5 years	15,856	(9,082)	16,299	(6,162)
Intangible asset not subject to amortization:
Trade name		3,300	-	3,300	-
Total		$ 19,156	$ (9,082)	$ 19,599	$ (6,162)

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Aggregate amortization expense for 2005, 2004 and 2003 was $3.1 million, $3.1 million and $1.8 million, respectively.  The following table shows the estimated future amortization expense for the next five years:

Years Ending December 31,	Estimated Future Expense
(in thousands)
2006	$ 2,432
2007	1,882
2008	1,173
2009	1,062
2010	225
Thereafter	-
$ 6,774

Note 6 – Investments in unconsolidated affiliates

TDS

In August 2004, the Company sold its noncontrolling equity investment in TDS Logistics, Inc. (TDS) to an unrelated party for approximately $51.4 million in cash.  The Company received approximately $45.3 million of the sale proceeds in August 2004, with additional payments totaling $3.3 million in 2005 and $1.3 million in January 2006.  The remaining $1.5 million of the sale proceeds is held in escrow subject to the resolution of certain contingencies.  The sale resulted in a gain of approximately $5.9 million in 2004 and an additional gain of $4.0 million in 2005 when certain funds were released out of escrow.  These amounts are included in non-operating income in the Company’s consolidated statements of income.

Miami Air

In May 2004, the Company sold its noncontrolling equity investment in Miami Air to an unrelated party for approximately $6.7 million in cash.  The sale resulted in a gain of $6.7 million, which is included in nonoperating income in the consolidated statements of income.  As a result of the sale, the Company was released as guarantor of Miami Air’s letter of credit and terminated a $3.0 million standby letter of credit for Miami Air.  The Company no longer has a relationship with Miami Air.

Note 7 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts:

	As of December 31,
	2005	2004
	(in thousands)
General and administrative expense accruals	$ 30,321	$ 28,949
Insurance payable	18,609	7,161
Accrued professional fees	16,623	23,723
Other current liabilities	16,134	13,564
Other accrued taxes	7,205	6,958
Vacant facilities accruals	2,267	2,525
Accrued interest	2,251	46
Total	$ 93,410	$ 82,926

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 8 – Debt

Debt consists of the following amounts:

	As of December 31,
	2005	2004
	(in thousands)
Senior floating rate secured notes	$ 100,000	$ -
Borrowings on revolving line of credit	93,800	-
Financed vehicles	18,012	9,821
Borrowings on international credit facilities	7,347	8,953
Mortgage payable	2,040	1,347
Financed software licenses and maintenance	1,859	3,366
Financed insurance premiums	1,740	82
Notes payable to sellers	400	5,600
Other debt	5,324	3,009
Total debt	230,522	32,178

Current portion of debt	15,967	19,426
Long-term debt	$ 214,555	$ 12,752

Future scheduled principal payments on debt are as follows (in thousands):

2006	$ 15,967
2007	7,951
2008	4,838
2009	4,482
2010 and thereafter	197,284

Total	$ 230,522

Amended and Restated Credit Agreement

The Company entered into an agreement dated as of September 30, 2005 establishing a $300 million, senior secured revolving credit facility (the Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement amends and restates the Company’s prior revolving credit agreement dated as of September 15, 2004, as previously amended (the Prior Credit Agreement).  The Amended and Restated Credit Agreement is with a syndicate of 13 financial institutions with Bank of America, N.A., as lender and administrative agent and matures on September 30, 2010.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

The Amended and Restated Credit Agreement contains events of default customary for an agreement of this type.  The occurrence of certain specified “internal control” events that could reasonably be expected to have a material adverse effect on the Company also constitutes an event of default under the Amended and Restated Credit Agreement.  If a default occurs and is continuing, the administrative agent may, among other things, declare all outstanding principal amounts immediately due and payable.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  On October 4, 2005, the Company borrowed approximately $95.8 million under the Amended and Restated Credit Agreement to partially fund the purchase of shares of our common stock in connection with the tender offer (see Note 11).  At December 31, 2005, the Company had borrowings of $93.8 million, $17.0 million in letters of credit outstanding and unused borrowing capacity of $189.2 million under the Amended and Restated Credit Agreement.

Note Purchase Agreement

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

Convertible subordinated notes

In December 2001, the Company issued $100 million aggregate principal amount of 5% convertible subordinated notes due December 15, 2006.  Holders of the notes had the option of converting their notes into shares of common stock, par value $0.001 per share of the Company at a conversion price of $17.4335 per share, subject to certain adjustments.  In December 2004, all of the note holders converted their notes into an aggregate of 5,736,074 shares of common stock.  The Company received no consideration upon conversion of the notes into shares of the Company’s common stock.  Unamortized deferred financing fees of $781,000 (net of $526,000 tax benefit) were converted to equity upon the conversion in December 2004.

International credit facilities and other debt

As of December 31, 2005, the Company had $18.7 million capacity on international credit facilities and $7.3 million outstanding against those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of the Company’s operations in Thailand, which is payable in annual installments of $200,000 through 2008.  As of December 31, 2005, the Company has $1.7 million outstanding under financed insurance premiums payable in monthly installments of approximately $193,000 through September 2006.  Financed software licenses and maintenance are payable in quarterly installments of approximately $599,000 and $735,000 in March and June 2006, respectively, and $175,000 each quarter thereafter through March 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $249,000 through December 2010 and have implied interest rates averaging 6.9%.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 9 – Guarantees

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

The Company secures guarantees primarily by three methods:  a $75 million standby letter of credit subfacility discussed in Note 8, surety bonds and security time deposits, which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees issued in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of December 31, 2005, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $85.4 million.  Approximately $52.4 million of guarantees, customs bonds and borrowings against credit line guarantees were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $13.4 million which were recorded as liabilities on the Company’s consolidated balance sheet.

Note 10 – Income taxes

Sources of pretax income are summarized as follows:

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands)
Domestic	$ 54,597	$ 54,368	$ 21,280
Foreign	45,960	34,215	17,236
Total	$ 100,557	$ 88,583	$ 38,516

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Provision (benefit) for income taxes includes the following:

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands)
Current income tax expense (benefit):
U.S. federal	$ 21,954	$ 15,148	$ 2,621
U.S. state	447	1,963	224
Foreign	17,424	11,058	7,314
	39,825	28,169	10,159

Deferred income tax expense (benefit):
U.S. federal	1,895	9,021	10,700
U.S. state	698	(1,218)	654
Foreign	(21)	1,733	(6,942)
	2,572	9,536	4,412
Total provision	$ 42,397	$ 37,705	$ 14,571

Taxes on income were different than the amount computed by applying the statutory income tax rate.  Such differences are summarized as follows:

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands)
Tax computed at statutory rate	$ 35,195	$ 31,004	$ 13,481
Increases (decreases) resulting from:
Foreign taxes	(1,901)	1,879	(9,160)
Valuation allowance	2,385	197	8,627
Other nondeductible items	2,650	769	599
State taxes on income, net of federal income tax effect	2,199	2,192	571
Other	1,869	1,664	453
Total provision	$ 42,397	$ 37,705	$ 14,571

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31, 2005		As of December 31, 2004
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Undistributed earnings of foreign subsidiaries and equity affiliates	$ -	$ (5,966)	$ -	$ (5,898)
Depreciation and amortization	-	(20,812)	-	(20,598)
Foreign tax credits and other federal credits	899	-	2,600	-
Foreign net operating losses	11,784	-	6,324	-
State net operating losses	3,104	-	4,427	-
Bad debts	1,457	-	2,638	-
Accrued liabilities	10,539	-	4,903	-
Other	392	-	5,761	-
Gross deferred tax assets (liabilities)	28,175	(26,778)	26,653	(26,496)
Less: valuation allowance	(13,507)	-	(8,824)	-
Net deferred tax assets (liabilities)	14,668	(26,778)	17,829	(26,496)
Reclassification, principally netting by tax jurisdiction	(4,042)	4,042	(7,075)	7,075
Net total deferred tax assets (liabilities)	10,626	(22,736)	10,754	(19,421)
Net current deferred tax assets	10,626	-	10,106	-
Net noncurrent deferred tax assets (liabilities)	$ -	$ (22,736)	$ 648	$ (19,421)

Taxes on income include deferred income taxes on undistributed earnings (not considered permanently reinvested) of consolidated foreign subsidiaries, net of applicable foreign tax credits.  The Company does not provide for United States income taxes on certain specific foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  At December 31, 2005, cumulative earnings of consolidated foreign subsidiaries designated as permanently reinvested were approximately $78.3 million for which the related federal tax impact would approximate $6.1 million.

The Company also has generated excess foreign tax credits of approximately $899,000 that expire in 2011 and 2012.  There was no valuation allowance established at December 31, 2005 for foreign tax credits, as management believes the foreign tax credits are more likely than not to be fully realized in the future based on current year utilization of foreign tax credits and management’s outlook for future utilization.

The Company has generated state and foreign net operating losses resulting in a deferred tax asset of approximately $14.9 million and $10.8 million as of December 31, 2005 and December 31, 2004, respectively.  These losses relate to various state and foreign jurisdictions and expire over a period of 1 to 16 years for state jurisdictions and an indefinite period for foreign jurisdictions.  The Company recorded tax valuation allowances for deferred tax assets related to state and foreign net operating loss carryforwards in the amount of $13.5 million and $8.8 million in 2005 and 2004, respectively.  The Company generated additional foreign net operating losses of approximately $9.9 million of which the tax effect is approximately $2.9 million.  The Company considered its historical performance, forecasted taxable income and other factors in determining the sufficiency of its valuation allowance.  Objective factors, such as current year and previous year net operating loss utilization, were given substantially more weight than management’s outlook for future utilization.  For net operating losses without valuation allowances, management believes the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards before their expiration.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

As a result of stock option exercises for the years ended December 31, 2005, 2004 and 2003 of non-qualified stock options to purchase an aggregate of 1.0 million, 2.1 million and 324,000 shares of common stock, respectively, the Company is entitled to a federal and state income tax deduction of approximately $12.1 million, $19.2 million and $1.4 million, respectively, with a related reduction in its federal and state tax obligations of approximately $5.0 million, $7.8 million and $474,000, respectively.  Accordingly, the Company recorded an increase to additional paid-in capital and a reduction in current taxes payable.  Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company’s ability to fully utilize such tax deductions.

The Company’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the Internal Revenue Service (IRS).  On April 8, 2005, the Company received a Revenue Agent Report from the IRS field examination team for which the Company was required to respond by May 16, 2005.  On May 16th, the Company responded with a protest in response to the Agents Report contesting the proposed adjustments.  On June 8th, the IRS prepared a rebuttal report to the Company’s protest for which no issues were resolved and the IRS examination team subsequently forwarded the case to the Appeals division of the IRS for resolution.  The Company attended an exparte conference with the IRS examination and appeals teams on November 15, 2005, officially beginning the appeals process.  The Company submitted additional technical arguments for its return positions to the appeals team on January 10, 2006.  No meetings with Appeals have occurred to date.  The income tax returns that are under audit are the income tax returns filed by EGL for fiscal years ended September 30, 2000, September 30, 2001, December 31, 2001, and the final income tax return filed by Circle International Group, Inc., a subsidiary of EGL, Inc., for the fiscal year ended October 2, 2000, when it was a separate company prior to the merger with EGL, Inc.

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

If the proposed adjustments were upheld, the Company would be required to pay a total amount of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of income, plus accrued interest of approximately $4.9 million through December 31, 2005.  No penalties have been proposed by the IRS as part of this examination.  Interest will continue to accrue until the matters are resolved.  The Company believes that the matters raised by the IRS were properly reported on its U.S. federal income tax returns in accordance with applicable laws and regulations in effect during the tax periods involved and is challenging these adjustments vigorously.  While the outcome of proceedings for these matters cannot be predicted with certainty, the Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and does not believe material adjustments to its tax returns are probable at this time.  However there is no assurance that the final outcome of the future proceedings with the IRS will not result in material adjustments which would have a material adverse impact on the Company’s results of operations, financial position and cash flows.

The Company is also subject to tax audits in certain of its foreign and domestic jurisdictions and management believes such returns have been filed in accordance with tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 11 – Stockholders’ equity

Share repurchase program

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

On April 4, 2005, the Company’s Board of Directors adopted a stock repurchase program to repurchase up to $60 million of the Company’s outstanding common stock depending on market conditions and other factors with an expiration date of August 4, 2005.  On May 31, 2005, the Board of Directors approved an increase in the maximum dollar amount of shares to be repurchased from $60 million to $120 million and extended the expiration date to September 28, 2005.  As of September 28, 2005, the Company has repurchased a total of 5.0 million shares at an average price of $18.98 per share for approximately $94.3 million.

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

On October 4, 2005, the Company announced the final results of the tender offer.  An aggregate of 8,085,958 shares were properly tendered and not withdrawn at or below a price of $26.00.  Because shareholders tendered less than 9,615,000 shares, there was no proration of tendered shares.  The Company financed the tender offer with the use of cash on hand and borrowings of $196.0 million under both the new $300.0 million line of credit facility and the $100.0 million bridge loan that was refinanced by the issuance of $100.0 million of floating rate senior secured notes due in October 2012 (See Note 8).  As a result, EGL accepted for purchase and paid approximately $211.0 million for all 8,085,958 shares at a price of $26.00 per share.  Any shares received in the tender offer that were not tendered properly were returned to the tendering shareholders.  The shares purchased pursuant to the tender offer represented approximately 17.1% of EGL’s outstanding shares as of September 30, 2005.

Treasury stock

During 2005, 2004 and 2003, 90,000, 57,000 and 54,000 shares, respectively, were reissued to satisfy obligations to issue common shares relating to the Company’s Employee Stock Purchase Plan (Note 12) and restricted stock awards.  As of December 31, 2005 and 2004, 5.8 million and 926,000 shares, respectively, were held in treasury.  The Company accounts for treasury stock using the cost method.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Restricted stock

In June 2005, May 2004 and November 2003, the Company issued 14,000 shares, 14,000 shares and 11,000 shares, respectively, of restricted common stock to certain members of its Board of Directors.  The Company recorded these shares as unearned compensation of $270,000, $315,000 and $185,000, respectively, at the date of the awards based on the quoted fair market value of the shares at the time the awards were granted.  These amounts are amortized over the twelve-month vesting period of the awards.

In December 2004, the Company agreed to issue up to 75,000 shares of restricted common stock to its executive officers and other key employees contingent upon the Company achieving certain annual earnings per share (EPS) targets for 2005.  The minimum EPS target was not met for 2005; therefore, no shares were issued under this award.  In March 2006, the Company expects to issue 38,000 shares of restricted common stock to certain executive officers and other key employees.  One-fifth of the restricted shares will vest in March 2006.  The remaining restricted shares will then vest in four equal installments in December of the years 2006 through 2009.  Upon vesting, the shares of common stock of the Company awarded as set forth above shall have no further restrictions.   The Company also issued 10,000 shares of restricted common stock to an employee as of October 31, 2005.  Unearned compensation expense of $280,000 was recorded at the date of the award based on the quoted fair market value of the shares and is being amortized over the three-year vesting period of the award.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 12 – Employee benefit and stock option plans

Defined contribution plan

The Company maintains the EGL, Inc. 401(k) Plan (the EGL Plan) pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year.  During the years ended December 31, 2005 and 2004, the Company recorded charges of $2.0 million and $800,000, respectively, each year related to discretionary contributions to this plan.  No charges were recorded for the EGL Plan during the year ended December 31, 2003 due to use of forfeitures.

Additionally, certain of the Company’s international subsidiaries have governmental or discretionary defined contribution plans with contribution rates ranging from 2.00% to 17.32% of eligible compensation.  For the years ended December 31, 2005, 2004 and 2003, the Company recorded charges of $2.2 million, $1.8 million and $1.6 million, respectively, related to discretionary and mandatory contributions to these plans.

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

Benefit costs related to these plans consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Service cost	$ 1,891	$ 2,074	$ 1,778
Interest cost	2,069	1,918	1,378
Expected return on plan assets	(1,986)	(1,750)	(1,187)
Net pension enhancement and curtailment/settlement expense	-	77	-
Amortization of unrecognized transition obligation/(asset)	(17)	(17)	(16)
Amortization of actuarial loss and prior service cost	370	456	308
Net benefit cost	$ 2,327	$ 2,758	$ 2,261

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Changes in the projected benefit obligations were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Benefit obligation, beginning of period	$ 42,385	$ 35,091	$ 24,681
Service cost	1,891	2,074	1,778
Interest cost	2,069	1,918	1,378
Actuarial loss	3,939	631	3,855
Payments to participants	(670)	(749)	(546)
Plan amendments	-	77	16
Foreign exchange rate changes	(4,722)	2,765	3,432
Other	445	578	497
Benefit obligation, end of period	$ 45,337	$ 42,385	$ 35,091

Changes in benefit plan assets were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Fair value, beginning of period	$ 31,242	$ 24,277	$ 17,417
Actual return on plan assets	5,522	2,776	2,330
Contributions by employer	1,923	2,346	2,223
Payments to participants	(670)	(750)	(546)
Foreign exchange rate changes	(3,512)	2,015	2,356
Other	445	578	497
Fair value, end of period	$ 34,950	$ 31,242	$ 24,277

Accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Balance at December 31	$ 10,387	$ 11,142	$ 10,814
Unrecognized net transition asset	206	244	249
Unrecognized net actuarial loss	(8,847)	(9,818)	(9,978)
Minimum pension liability adjustment	880	1,374	3,362
Accrued benefit cost	$ 2,626	$ 2,942	$ 4,447

Amounts recognized in consolidated balance sheets:

	As of December 31,
	2005	2004
	(in thousands)
Prepaid benefit cost	$ 877	$ -
Accrued benefit liability	2,984	3,970
Accumulated other comprehensive income	(1,106)	(1,970)

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Weighted average assumptions used included the following:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Discount rate	4.8%	5.2%	5.5%
Long-term rate of compensation increase	4.7%	4.7%	4.2%
Long-term rate of return on funded plan assets	6.3%	6.6%	6.7%

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	As of December 31,
	2005	2004	2003
	(in thousands)
Projected benefit obligation	$ 43,161	$ 40,088	$ 33,526
Accumulated benefit obligation	36,058	32,297	26,631
Fair value of plan assets	34,950	31,242	24,277

Information for unfunded pension plans:

	As of December 31,
	2005	2004	2003
	(in thousands)
Projected benefit obligation	$ 2,172	$ 2,287	$ 2,190
Accumulated benefit obligation	1,996	2,120	1,939

Asset allocations by category were as follows:

	As of December 31,
	2005	2004	2003
Equity securities	68.9%	66.0%	63.8%
Debt securities	14.9%	16.9%	18.8%
Other	16.2%	17.1%	17.4%
Total	100.0%	100.0%	100.0%

The Company’s policy is to invest its pension assets in debt and equity securities.  The plans’ assets are managed by outside investment advisors.  The allocation of plan assets is determined based on plan liabilities and funded status.

The Company plans to contribute $1.6 million to the international defined benefit plans in 2006.  As of December 31, 2005, the Company expects that benefits to be paid in each of the next five fiscal years after 2005 and for the next five fiscal years thereafter will be as follows (in thousands):

2006	$ 472
2007	520
2008	669
2009	725
2010	846
2011-2015	6,427

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Stock purchase plan

In 1999, the Company initiated an employee stock purchase plan in order to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company’s common stock through payroll deductions.  Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company’s employees to purchase common stock at 85% of quoted fair market value.  Under this plan, 550,000 shares are authorized for purchase.  During 2005, 2004 and 2003, 66,000, 42,000 and 43,000 shares of common stock were purchased under this plan at an average price of $17.25, $18.66 and $12.52 per share, respectively.

Stock option plans

The Company has four option plans whereby certain officers, directors, and employees may be granted options, appreciation rights or awards related to the Company’s common stock.  As of December 31, 2005, 1.9 million shares are authorized for issuance under the Company’s stock option plans.

Circle Stock Option Plans

The 1994 Omnibus Equity Incentive Plan and the 1999 Stock Option Plan were plans created by Circle prior to the merger with EGL.  Options outstanding pursuant to these plans are exercisable in shares of EGL common stock and were automatically accelerated upon consummation of the merger with EGL.  No new options were granted under these plans.

EGL Plan

The Long-Term Incentive Plan permits the grant of stock options at an exercise price equal to the fair market value of the common stock on the date of grant.  The plan is authorized for a maximum of 12.2 million shares.  Options granted under the plan generally vest ratably over a three-year, five-year or seven-year period from date of grant (or 100% upon death).  Vested options granted to date generally terminate seven years from date of grant.

Additional awards may be granted under the Long-Term Incentive Plan in the form of cash, stock, or stock appreciation rights.  The stock appreciation right awards may consist of the right to receive payment in cash or common stock.  Any such award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives.  There have been no awards of this kind issued under the Long-Term Incentive Plan.

In December 2005, the Company granted options to purchase 1.4 million shares to certain of its employees and executive officers with the number of options to be exercisable contingent upon satisfying performance vesting and time vesting criteria.  The performance vesting of the option shares is determined based upon the Company’s earnings per share (EPS) for the year ending December 31, 2006.  Any portion of the option shares that do not satisfy the performance vesting criteria will terminate upon determining the EPS for 2006.  The portion of the options that satisfy the performance criteria will vest over a three year period with one third vesting in March 2007 upon determination of the EPS for 2006 with the remaining shares vesting in two equal installments in December 2007 and 2008.  The Company believes it is probable that 1.0 million of the shares will vest based upon meeting the performance criteria.  There was no compensation expense in 2005 for these stock-based awards.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

EGL Director Plan

The Director Plan provides for automatic restricted stock awards to non-employee directors at the time they join the Board and annually thereafter.  These awards vest within one year from the date of grant and terminate ten years from date of grant.  The plan was authorized for a maximum of 400,000 shares.

Transaction Summary

A summary of stock option transactions for each of the three years ended December 31, 2005 is as follows:

	Options	Weighted-Average Option Price
	(in thousands)
Outstanding at January 1, 2003	5,701	$ 19.34
Granted	395	16.37
Exercised	(324)	12.67
Cancelled	(465)	18.88
Outstanding at December 31, 2003	5,307	19.67
Granted	116	28.55
Exercised	(2,092)	19.07
Cancelled	(467)	19.84
Outstanding at December 31, 2004	2,864	20.42
Granted	1,463	37.29
Exercised	(1,016)	20.84
Cancelled	(221)	19.89
Outstanding at December 31, 2005	3,090	$ 28.27

Options vested at December 31, 2005, 2004 and 2003 totaled 1.1 million, 1.9 million and 3.8 million shares, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Outstanding			Exercisable
Range of exercise prices	Options	Average remaining life in years	Weighted average price	Options	Weighted average price
	(in thousands, except option price and average remaining life)
$ 8.88 - $10.79	342	2.94	$ 9.87	161	$ 9.67
$ 12.08 - $17.94	303	4.63	15.82	143	15.74
$ 18.24 - $26.63	665	1.95	22.73	547	23.65
$ 28.55 - $37.29	1,780	6.26	35.99	225	31.03
$ 8.88 - $37.29	3,090	4.95	28.27	1,076	22.04

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 13 – Earnings per share

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

The table below indicates the potential common shares issuable, which were included for purposes of computing diluted earnings per common share:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net income – used in basic earnings per common share	$ 58,160	$ 50,878	$ 23,945
Interest expense and deferred financing fee amortization on convertible notes, net of tax	-	3,537	-
Net income – used in diluted earnings per common share	$ 58,160	$ 54,415	$ 23,945

Weighted average common shares outstanding – used in basic earnings per common share	47,442	45,813	47,204
Net dilutive potential common shares issuable on exercise of options	390	617	277
Net dilutive potential common shares issuable on conversion of convertible notes	-	5,484	-
Weighted average common shares and dilutive potential common shares – used in diluted earnings per common share	47,832	51,914	47,481

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Net dilutive potential common shares issuable:
On exercise of options – exercise price greater than average market value during period or shares anti-dilutive due to net loss	486	1,397	4,167
On conversion of convertible senior notes	-	-	5,736

In addition, up to 719,000 shares associated with the December 30, 2005 grant of contingently vesting options have been excluded from the basic and diluted earnings per share calculation as the contingency has not been met.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 14 – Nonoperating income (expense), net

Nonoperating income (expense), net, consists of the following:

	Twelve Months Ended December 31,
	2005	2004	2003
	(in thousands)
Interest income	$ 1,781	$ 1,042	$ 2,390
Interest expense, net of capitalized	(4,497)	(7,250)	(7,322)
Equity and earnings (losses) from unconsolidated affiliates, net	(85)	1,676	(1,533)
Estimated exposures on guarantees for unconsolidated affiliate	-	-	1,300
Minority interests	(2)	(600)	(1,248)
Gains on sales of unconsolidated affiliates	4,041	12,648	-
Foreign exchange gains (losses), net	2,532	(1,383)	(1,475)
Other	1,377	1,126	1,639
Total	$ 5,147	$ 7,259	$ (6,249)

Note 15 – EEOC legal settlement

In December 1997, the U.S. Equal Employment Opportunity Commission (“EEOC”) issued a Commissioner’s Charge alleging violations under Title VII, the Age Discrimination in Employment Act, and the Equal Pay Act.  In May through July 2000, eight individuals filed suit against the Company in the United States District Court for the Eastern District of Pennsylvania in Philadelphia, alleging gender, race and national origin discrimination, as well as sexual harassment.  The individual plaintiffs sought to certify a class of approximately 1,000 of the Company’s current and former employees and applicants.  The case was eventually transferred to the United States District Court for the Southern District of Texas – Houston Division.

On October 2, 2001, the Company and the EEOC announced the filing of a Consent Decree settlement, under which the Company agreed to pay $8.5 million into a fund to compensate individuals who claim to have experienced discrimination (“Settlement Fund”).  In addition, the Company agreed to contribute $500,000 to establish a Leadership Development Program (“LDP”).  The Consent Decree expired on October 3, 2005, with the Claims administration process under the Consent Decree completed by the Company and the EEOC in early 2005.  Of the 2,073 claims received, only 203 were deemed to be eligible for a monetary distribution totaling $903,000.  On February 10, 2005, upon motion by the Company and the EEOC, the Court entered an Order directing that the Company recapture $6.0 million plus Company accrued interest from the Settlement Fund.  Reversal of the related accrued liability resulted in $6.0 million in income in the first quarter of 2005.  The Court also approved the parties’ agreement to transfer $1.4 million to the LDP.  From that amount, the Company has reimbursed itself $582,000 for corporate funds previously expended on LDP expenses.  The Court further approved the parties’ agreement to retain $1.1 million in the Settlement Fund for the payment of eligible claims.

Through March 13, 2006, 176 eligible Claimants have been sent settlement checks totaling $825,000.  Only two Claimants have opted out of the settlement.  Eligible claimants also had the option of objecting to an award, but to do so they must have notified the Claims Administrator within thirty days of the date of their eligibility notice.  To date, all objections have been resolved by agreement between the EEOC and counsel for the Company.  If any funds remain in the Settlement Fund after payment of all claims, the remainder shall be deposited in the LDP.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

To the extent any of the individual plaintiffs or any other persons who have opted out of the settlement pursue individual claims, the Company intends to continue to vigorously defend against their allegations.  The Company currently expects to prevail in the Company’s defense of any remaining individual claims.  There can be no assurance as to what amount of time it will take to resolve any other lawsuits and related issues or the degree of any adverse affect these matters may have on the Company’s financial condition and results of operations.  A substantial settlement payment or judgment could result in a significant decrease in the Company’s working capital and liquidity and recognition of a loss in the Company’s consolidated statement of income.

Note 16 – Commitments and contingencies

Leases

The Company has operating lease agreements, principally for freight operation facilities and office space.  These leases are non-cancelable and expire on various dates through 2025.  Certain of the Company’s lease agreements contain renewal options and rent escalation clauses.  The following is a summary of future minimum payment obligations under non-cancelable leases with remaining lease terms in excess of one year as of December 31, 2005:

	Capital Leases	Operating Leases
	(in thousands)
2006	$ 1,981	$ 69,838
2007	859	56,790
2008	193	46,960
2009	35	42,831
2010 and thereafter	3	210,672
Total future minimum lease payments	3,071	$ 427,091
Less – amounts representing interest	116
Present value of net minimum lease payments	2,955
Less – current obligations	1,894
Noncurrent obligations	$ 1,061

Included in the above summary of minimum future lease payment obligations are leases on freight operations facilities and office space.  The obligations related to certain of these facilities has been accrued in the Company’s vacant facilities accrual as of December 31, 2005.

Future lease obligation accruals

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations after the merger with Circle in 2000 and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  These facility accruals are included in other current and non-current liabilities on the consolidated balance sheets.  The changes in these accruals during the years ended December 31, 2005, 2004 and 2003 and the remaining unpaid accrued charges as of December 31, 2005 and 2004 are as follows:

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at January 1, 2003	$ 8,026
Payments	(2,226)
Accrued liability at December 31, 2003	5,800
New charges	4,876
Revisions to estimates	(1,098)
Payments	(3,002)
Accrued liability at December 31, 2004	6,576
Revisions to estimates	1,309
Payments	(2,819)
Accrued liability at December 31, 2005	$ 5,066

Amounts recorded for future lease obligations are net of approximately $17.7 million in anticipated future recoveries from actual sublease agreements and $8.5 million from expected sublease agreements as of December 31, 2005.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of December 31, 2005 or are deemed probable of execution and collection.  The Company’s lease agreements for these facilities expire from 2006 to 2025 and sublease agreements expire from 2006 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Rent expense for operating leases was $80.8 million, $86.9 million and $77.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, which is net of sublease income of $3.7 million, $4.5 million and $3.6 million, respectively.

U.K. fire damage

On January 9, 2005, the Company’s London (Thurrock) warehouse and all contents were destroyed by fire.  At the time of the fire, the Company maintained insurance coverage for damaged property, business interruption and cargo losses with insurance limits of $35 million for damaged property and business interruption and $10 million for cargo losses.

During the first quarter of 2005, the Company recorded a loss and recognized an insurance recovery of $721,000 for property destroyed in the fire.  In February 2005, the Company received an interim payment on its property claim of $673,000.  The Company incurred $1.2 million of pre-tax operating losses in the first quarter of 2005 as a result of the fire.  A preliminary business interruption claim related to the fire has been submitted to our insurance carriers with a $928,000 initial payment received in May 2005, of which $567,000, $163,000 and $198,000 are recorded in revenues, personnel costs and other selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.  In addition, during the fourth quarter, we incurred a $1.6 million lease surrender charge.  As of December 31, 2005, $4.4 million of cargo claims have been settled under the Company’s insurance policy.  An additional estimated $6.4 million of claims remain open of which $5.6 million is deemed probable of recovery under the Company’s insurance policy.  The Company recorded a liability of $823,000 for the estimated claims in excess of its insurance policy limits.  At December 31, 2005, a $5.6 million insurance receivable and a $6.4 million insurance liability for these estimated cargo losses was included in the Company’s consolidated balance sheet.  However, existing claims could be settled in excess of the Company’s insurance limits, which could have a material impact on its financial position, cash flows and results of operations.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

U.S. Government billing

During 2003 and 2004, the Company acted as a logistics subcontractor in the Middle East to Kellogg Brown & Root, Inc. (“KBR”), which as general contractor provided various services to the U.S. Department of Defense (“DOD”) and other U.S. government agencies.  In 2004, the Company received an administrative subpoena from the Office of Inspector General of the DOD requesting documents relating to the billing of war risk surcharges by the Company on certain shipments of KBR freight in the period from late 2003 to mid-2004.  The Company has cooperated fully with the government’s request and its investigation.  In the course of its internal investigation of the matter, the Company reviewed documents related to the imposition of war risk surcharges on it by transportation providers.  The Company uncovered evidence suggesting that certain documents related to the imposition of war risk surcharges on the Company, that were then charged to KBR, were false and the charges were not warranted.  Following this discovery, and with approval from the government, the Company engaged auditors to conduct a forensic analysis of war risk surcharges charged by the Company.  This analysis concluded that approximately $1.1 million of war risk surcharges charged by the Company were not actually imposed on the Company by transportation providers.  The Company provided the results of this investigation to the government and promptly terminated two employees for violation of the Company’s Code of Conduct.

As a result of discussions with the government, the Company received a letter from the United States Attorneys Office of the Eastern District of Texas on December 12, 2005 offering to settle the war risk surcharge issue for the sum of $4.0 million.  Of the $4.0 million, $1.1 million reimburses the government for war risk surcharges (the full amount of which had been previously reserved in the Company’s financial statements), and the remaining $2.9 million represents penalties for improper billings.  The Company has agreed to reimburse the $1.1 million in war risk surcharges, and expects to reach agreement with the government promptly on the timing and final amount of the penalties.  Recognizing the Company’s cooperation in and assistance with the government’s review, as part of the settlement, the United States Attorneys Office and the Defense Criminal Investigative Service is expected to agree to waive all investigatory expenses and make no recommendation to the DOD for debarment of the Company from future DOD contracts.  In addition, the United States Attorneys Office of the Eastern District of Texas is not expected to recommend to the DOD or the Department of Justice any criminal indictment of the Company related to the war risk surcharges.  In December 2005, the Company recorded a charge of $2.9 million (approximately $0.06 per share) for this penalty.

In February 2006, the Company was notified by the U.S. Army’s Office of Suspension and Debarment that the Company was temporarily suspended from doing business with the government as a direct contractor or sub-contractor effective February 27, 2006.  The basis of the suspension was the guilty plea entered by one of the two employees the Company terminated related to the war risk surcharge investigation.  This suspension does not include business previously awarded with a signed contract, business using tenders, tariffs or quotes, or sub-contractors less than $25,000.  This action was taken despite the settlement offer by the United States Attorneys Office of the Eastern District of Texas in which it offered not to recommend that the Company be debarred from future DOD contracts.  The suspension is pending an appeal to the U.S. Army’s Suspension and Debarment Officer.

At the request of the government, the Company limited its internal investigation and its public statements on these matters so as not to interfere with the government’s broader investigation.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

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

One former and two current independent contractor pickup and delivery (“P&D”) drivers filed a complaint in California state court on September 12, 2005, on behalf of themselves and similarly situated drivers in California alleging various causes of action based on their theory that the drivers are employees and not independent contractors.  The complaint requests (i) that the matter be designated as a class action on behalf of all independent contractor P&D drivers working for the Company in California; (ii) a declaratory judgment that the Company has violated the law; (iii) an equitable accounting; and (iv) an unspecified amount of damages and restitution in the form of business expenses, unpaid overtime, meal period compensation, unlawful deductions from wages, statutory penalties, interest, attorneys’ fees and costs. The Company removed the case to federal district court for the Northern District of California, and the parties have agreed to focus only on the individual claims of the three named defendants in the first phase of the proceedings.  In the event one or more of the plaintiffs’ claims survive the summary judgment phase, the next phase would focus on whether the action is maintainable as a class action.  The Company intends to vigorously defend this lawsuit and believes that plaintiffs are properly classified as independent contractors.

In addition, the Company is party to routine litigation incidental to its business, which primarily involves employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which the Company is a party are covered by insurance and are being defended by Company’s insurance carriers.  The Company has established accruals for these other matters and it is management’s opinion that the resolution of such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  However, a substantial settlement payment or judgment in excess of the Company’s accruals could have a material adverse effect on its consolidated results of operations or cash flows.

Note 17 – Restructuring

In June 2005, the Company announced that it was eliminating approximately 350 full-time, part-time and contractor positions in connection with a cost reduction plan.  The reductions were primarily in the United States and Europe.  The Company incurred a pre-tax charge of approximately $1.6 million in connection with the reductions in workforce in the second quarter of 2005.  In Europe, the Middle East and Africa, North America and South America, the charges incurred in the second quarter of 2005 were approximately $1.1 million, $392,000 and $97,000, respectively.  Of this amount, approximately $537,000 was paid in the second quarter of 2005 and the remainder was paid in the third quarter of 2005.  There were no amounts outstanding under this plan as of December 31, 2005.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 18 – Related party transactions

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by James R. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  The Company received reimbursements of $136,000, $135,000 and $62,000 for 2005, 2004 and 2003, respectively.  Amounts billed but not received as of December 31, 2005 were $72,000 and are included in other receivables on the consolidated balance sheets.

Source One Spares

Mr. Crane is a director and significant shareholder of Source One Spares, Inc. (“Source One”), a company specializing in the just-in-time delivery of overhauled components to commercial aircraft operators.  During all periods presented, transactions with Source One were immaterial.

Aircraft usage payments

During 2004 and 2003, the Company periodically utilized aircraft owned or leased by entities that are controlled by Mr. Crane.  The Company was charged for actual usage of the aircraft on an hourly basis at market rates and was billed on a periodic basis.  The Company reimbursed Mr. Crane for $1.2 million and $621,000 during 2004 and 2003, respectively, for actual hourly usage of the aircraft.  In January 2005, the Company purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million to be utilized for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

On July 18, 2005, the Compensation Committee of the Board of Directors of the Company approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 150 hours per year of personal use of the Company’s aircraft without reimbursement by Mr. Crane.  Mr. Crane actually used 158.7 hours in 2005.  On March 15, 2006, the Compensation Committee of the Board of Directors approved the 8.7 hours of overage and reduced the amount allowed for personal usage in 2006 by 8.7 hours to 141.3 hours.  The Company intends to include usage of 158.7 hours in Mr. Crane’s taxable income as required by current U.S. federal income tax regulations.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.  On August 5, 2005, the Board of Directors of the Company approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, an arrangement to provide the independent members of the Board of Directors with limited personal usage of the Company’s aircraft, without reimbursement by the directors.  Personal usage of the aircraft by the directors is subject to availability, with priority given to the Company’s usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  The Company will record the number of hours utilized by each director and include in such director’s yearly taxable income the amount required by then current U.S. federal income tax regulations.  In 2005, the directors did not utilize the company plane.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 19 – Geographic and services information

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	North America	South America	Europe & Middle East	Asia & South Pacific	Eliminations	Consolidated
(in thousands)
Year ended December 31, 2005:
Total revenues	$ 1,401,950	$ 104,338	$ 646,379	$ 1,013,079	$ (69,230)	$ 3,096,516
Interdivision revenues	(22,884)	(5,827)	(18,389)	(22,130)	69,230	-
Revenues from external customers	$ 1,379,066	$ 98,511	$ 627,990	$ 990,949	$ -	$ 3,096,516
Total net revenues	$ 574,522	$ 27,693	$ 199,646	$ 146,613	$ -	$ 948,474
Intercompany (income) expense	956	(3,177)	(5,018)	7,239	-	-
Net revenues	$ 575,478	$ 24,516	$ 194,628	$ 153,852	$ -	$ 948,474
Income before taxes	$ 58,948	$ 1,257	$ 11,112	$ 27,574		$ 98,891
Capital expenditures	$ 19,907	$ 905	$ 2,594	$ 4,108		$ 27,514
Depreciation and amortization expense	$ 20,761	$ 639	$ 4,273	$ 4,270		$ 29,943
Identifiable assets	$ 582,525	$ 42,861	$ 240,107	$ 223,748		$ 1,089,241

Year ended December 31, 2004:
Total revenues	$ 1,312,260	$ 95,231	$ 587,251	$ 811,065	$ (64,415)	$ 2,741,392
Interdivision revenues	(20,208)	(5,799)	(18,278)	(20,130)	64,415	-
Revenues from external customers	$ 1,292,052	$ 89,432	$ 568,973	$ 790,935	$ -	$ 2,741,392
Total net revenues	$ 534,002	$ 20,407	$ 186,122	$ 124,835	$ -	$ 865,366
Intercompany (income) expense	7,481	(3,256)	(7,200)	2,975	-	-
Net revenues	$ 541,483	$ 17,151	$ 178,922	$ 127,810	$ -	$ 865,366
Income before taxes	$ 48,879	$ 1,930	$ 3,147	$ 23,886		$ 77,842
Capital expenditures	$ 29,268	$ 652	$ 4,042	$ 3,995		$ 37,957
Depreciation and amortization expense	$ 20,654	$ 467	$ 5,621	$ 4,146		$ 30,888
Identifiable assets	$ 611,476	$ 38,900	$ 243,549	$ 200,938		$ 1,094,863

Year ended December 31, 2003:
Total revenues	$ 1,124,887	$ 65,559	$ 452,441	$ 551,543	$ (51,011)	$ 2,143,419
Interdivision revenues	(13,924)	(5,754)	(15,464)	(15,869)	51,011	-
Revenues from external customers	$ 1,110,963	$ 59,805	$ 436,977	$ 535,674	$ -	$ 2,143,419
Total net revenues	$ 468,139	$ 15,791	$ 152,569	$ 98,753	$ -	$ 735,252
Intercompany (income) expense	11,302	(4,043)	(6,633)	(626)	-	-
Net revenues	$ 479,441	$ 11,748	$ 145,936	$ 98,127	$ -	$ 735,252
Income (loss) before taxes	$ 15,759	$ 1,013	$ (1,893)	$ 18,204		$ 33,083
Capital expenditures	$ 20,895	$ 150	$ 2,203	$ 2,463		$ 25,711
Depreciation and amortization expense	$ 20,533	$ 420	$ 4,604	$ 3,371		$ 28,928
Identifiable assets	$ 556,466	$ 28,534	$ 189,647	$ 166,910		$ 941,557

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Revenues from transfers between divisions represent approximate amounts that would be charged if an unaffiliated company provided the services.  Revenues and expenses for geographic divisions include 100 percent of amounts for unconsolidated affiliates directly involved in freight forwarding activities.  Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues and revenues and expenses for unconsolidated affiliates.  Income (loss) before taxes includes profits (losses) on intercompany transactions.  Net revenues by division for the year ended December 31, 2003 were restated in 2004 to exclude intercompany profits and losses.  These reclassifications had no impact on consolidated net revenues.

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

The reconciliation between income before taxes, capital expenditures and depreciation and amortization for reportable segments to consolidated amounts is as follows:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Income before taxes for reportable segments	$ 98,891	$ 77,842	$ 33,083
Interest, corporate administrative expenses and other miscellaneous nonoperating income (expense)	1,666	10,741	5,433
Income before taxes	$ 100,557	$ 88,583	$ 38,516

Capital expenditures for reportable segments	$ 27,514	$ 37,957	$ 25,711
Capital expenditures not allocated to segments	13,646	206	243
Capital expenditures	$ 41,160	$ 38,163	$ 25,954

Depreciation and amortization for reportable segments	$ 29,943	$ 30,888	$ 28,928
Depreciation and amortization not allocated to segments	5,989	4,221	2,262
Depreciation and amortization	$ 35,932	$ 35,109	$ 31,190

The Company is domiciled in the U.S. and had revenues from external customers in the U.S. of $1,244 million, $1,164 million and $1,009 million for the years ended December 31, 2005, 2004 and 2003, respectively.  The U.S. had long lived assets of $197 million and $179 million as of December 31, 2005 and 2004, respectively.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

The Company charges its subsidiaries and affiliates for management and overhead services rendered in the United States on a cost recovery basis.

The following tables show revenues and net revenues attributable to the Company’s principal services:

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Revenues:
Air freight forwarding	$ 2,035,020	$ 1,798,968	$ 1,409,722
Ocean freight forwarding	443,769	391,554	290,541
Customs brokerage and other	617,727	550,870	443,156
Total	$ 3,096,516	$ 2,741,392	$ 2,143,419

Net revenues:
Air freight forwarding	$ 558,142	$ 508,091	$ 425,978
Ocean freight forwarding	89,939	76,249	63,897
Customs brokerage and other	300,393	281,026	245,377
Total	$ 948,474	$ 865,366	$ 735,252

Note 20 – Quarterly financial information (unaudited)

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Revenues	$ 700,666	$ 781,254	$ 779,507	$ 835,089
Net revenues	213,432	236,496	246,960	251,586
Operating income	13,723 (1)	21,003	33,044	27,640 (3)
Income before provision for income taxes	13,320 (1)	23,268	33,424	30,545 (2) (3)
Net income	7,165 (1)	12,702	19,232	19,061 (2) (3)
Basic earnings per share	0.14	0.25	0.41	0.48
Diluted earnings per share	0.14	0.25	0.40	0.47

(1)

Includes $6.0 million recapture of funds from EEOC settlement.  See Note 15.

(2)

Includes $4.0 million gain on sale of TDS Logistics, Inc.  See Note 6.

(3)

Includes $2.9 million penalty for improper government billings.  See Note 16.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share amounts)
Revenues	$ 584,555	$ 637,313	$ 719,417	$ 800,107
Net revenues	200,741	209,071	225,925	229,629
Operating income	13,603	15,605	23,825	28,291
Income before provision for income taxes	12,661	22,368 (1)	26,946 (2)	26,608
Net income	7,292	14,121 (1)	16,575 (2)	12,890
Basic earnings per share	0.15	0.31	0.37	0.28
Diluted earnings per share	0.15	0.30	0.34	0.26

(1)

Includes $6.7 million gain on sale of Miami Air.  See Note 6.

(2)

Includes $5.9 million gain on sale of TDS Logistics, Inc.  See Note 6.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

SCHEDULE II

EGL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions write-offs	Balance at end of year
	(in thousands)
Allowance for doubtful accounts receivable

2005	$ 14,069	$ 8,630	$ -	$ 10,133	$ 12,566

2004	12,342	6,672	-	4,945	14,069

2003	13,717	7,162	-	8,537	12,342

Deferred tax valuation allowance

2005	$ 8,824	$ 2,385	$ 2,298	$ -	$ 13,507

2004	8,627	2,824	-	2,627	8,824

2003	-	8,627	-	-	8,627

S-1