Form 10-Q
period 2006-03-31
EGL INC
filed 2006-05-10
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006
or
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

Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES NO X
At May 2, 2006 the number of shares outstanding of the registrant’s common stock was 40,489,300 (net of 5,768,886 treasury shares).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 131,863	$ 111,507
Restricted cash	12,340	11,702
Trade receivables, net of allowance of $12,066 and $12,566	506,262	560,954
Other receivables	31,313	30,237
Income tax receivable	3,091	4,367
Deferred income taxes	11,244	10,626
Other current assets	26,744	25,045
Total current assets	722,857	754,438
Property and equipment, net	183,836	185,906
Goodwill	113,580	113,048
Other assets, net	41,809	35,849
Total assets	$ 1,062,082	$ 1,089,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 325,016	$ 342,351
Accrued salaries and related costs	58,031	51,541
Current portion of long-term debt	14,771	15,967
Income taxes payable	5,317	5,215
Accrued selling, general and administrative expenses and other liabilities	92,478	93,410
Total current liabilities	495,613	508,484
Deferred income taxes	22,272	22,736
Long-term debt	170,236	214,555
Other noncurrent liabilities	19,767	20,122
Total liabilities	707,888	765,897
Minority interests	1,921	1,616
Commitments and contingencies (Notes 6, 11 and 12)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 46,178 and 45,771 shares issued; 40,409 and 39,966 shares outstanding	46	46
Additional paid-in capital	70,251	56,405
Retained earnings	409,140	398,036
Accumulated other comprehensive loss	(19,360)	(23,902)
Unearned compensation	-	(376)
Treasury stock, 5,769 and 5,805 shares held	(107,804)	(108,481)
Total stockholders’ equity	352,273	321,728
Total liabilities and stockholders’ equity	$ 1,062,082	$ 1,089,241

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2006	2005
Revenues	$ 752,363	$ 700,666
Cost of transportation	515,162	487,234
Net revenues	237,201	213,432
Operating expenses:
Personnel costs	134,596	125,202
Other selling, general and administrative expenses	80,724	80,482
EEOC legal settlement	-	(5,975)
Operating income	21,881	13,723
Nonoperating expense, net (Note 8)	3,482	403
Income before provision for income taxes	18,399	13,320
Provision for income taxes	7,295	6,155
Net income	$ 11,104	$ 7,165

Basic earnings per share	$ 0.28	$ 0.14
Basic weighted-average common shares outstanding	40,096	52,051
Diluted earnings per share	$ 0.27	$ 0.14
Diluted weighted-average common shares outstanding	40,649	52,595

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$ 11,104	$ 7,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,911	8,634
Bad debt expense	716	2,661
Stock-based compensation expense	2,633	-
Amortization of unearned compensation	-	78
Deferred income tax (benefit) expense	(628)	1,652
Tax benefit of employee stock plans	-	1,162
Equity in losses of affiliates	133	79
Minority interests	431	213
Other	(231)	16
Net effect of changes in working capital, net of assets acquired	41,806	26,319
Net cash provided by operating activities	64,875	47,979
Cash flows from investing activities:
Capital expenditures	(7,469)	(18,694)
(Increase) decrease in restricted cash	(618)	7,482
Proceeds from sales of property and equipment	203	782
Proceeds from property insurance	517	-
Acquisition of business, net of cash acquired	(1,444)	-
Cash received from sale of unconsolidated affiliates	1,254	-
Other	271	(8)
Net cash used in investing activities	(7,286)	(10,438)
Cash flows from financing activities:
Proceeds from issuance of debt	88,025	592
Repayment of debt	(134,055)	(1,307)
Repayment of short-term debt with maturities of less than three months, net	(1,844)	(2,043)
Payment of financing fees	(68)	(13)
Repayment of financed insurance premiums and software maintenance	(1,306)	(643)
Repayment of capital leases	(662)	(243)
Proceeds from exercise of stock options	9,336	5,377
Excess tax benefit of employee stock plans	2,889	-
Cash received from (dividends paid to) minority interest partners	(128)	142
Net cash provided by (used in) financing activities	(37,813)	1,862
Effect of exchange rate changes on cash	580	1,988
Increase in cash and cash equivalents	20,356	41,391
Cash and cash equivalents, beginning of the period	111,507	92,918
Cash and cash equivalents, end of the period	$ 131,863	$ 134,309

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Unearned compensation	Total

	Shares	Amount			Shares	Amount
Balance at December 31, 2005	45,771	$ 46	$ 56,405	$ 398,036	(5,805)	$ (108,481)	$ (23,902)	$ (376)	$ 321,728
Net income	-	-	-	11,104	-	-	-	-	11,104
Change in value of marketable securities, net	-	-	-	-	-	-	7	-	7
Minimum pension liability adjustment, net of tax	-	-	-	-	-	-	596	-	596
Change in fair value of cash flow hedge, net of tax	-	-	-	-	-	-	376	-	376
Foreign currency translation adjustments	-	-	-	-	-	-	3,563	-	3,563
Exercise of stock options, including tax benefit	407	-	12,266	-	-	-	-	-	12,266
Treasury shares issued for restricted stock awards	-	-	(677)	-	36	677	-	-	-
Stock-based compensation expense	-	-	2,633	-	-	-	-	-	2,633
Reclass of unearned compensation upon adoption of SFAS 123R	-	-	(376)	-	-	-	-	376	-
Balance at March 31, 2006	46,178	$ 46	$ 70,251	$ 409,140	(5,769)	$ (107,804)	$ (19,360)	$ -	$ 352,273

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual audited financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position at March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006.  Results of operations and cash flows for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

Note 1 - Organization, operations and summary of significant accounting policies

EGL is a global transportation, supply chain management and information services company operating in one business segment and dedicated to providing flexible logistics solutions on a price competitive basis.  The Company’s services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement, integrated logistics and supply chain management services.  The Company provides services in over 100 countries on six continents through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents.  The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, India, South America and South Pacific (see Note 15).

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

Stock-based compensation

Stock-based compensation is accounted for in accordance with SFAS No. 123 (Revised) “Share-Based Payment” (SFAS 123R).  The Company adopted SFAS 123R as of January 1, 2006.  The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period.  The Company recognizes expense for stock options, restricted stock and shares issued under the Company’s employee stock purchase plan.  Before the adoption of SFAS 123R, the Company applied Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.  See Note 4 for additional information related to stock-based compensation expense.

New accounting pronouncements

On January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS No. 154).  SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The adoption of SFAS No. 154 did not have a material impact on the Company’s results of operations or its financial condition.

Note 2 – Business combination

In January 2006, the Company acquired from our former agent, certain freight forwarding and customs brokerage operations in Colombia for approximately $1.4 million, net of cash acquired.  The Company recognized $77,000 in goodwill and $1.6 million in intangible assets in connection with these acquisitions.  The purchase agreements for the acquisitions provided for additional contingent three-year earnout payments of up to $1.1 million in the aggregate if certain post-acquisition performance criteria are achieved.  The Company recorded the acquisitions above using the purchase method of accounting, with the related results of operations being included in the Company’s consolidated financial statements from the date of acquisition forward.  The pro forma effect on revenues and net income of the Company assuming these acquisitions were consummated at January 1, 2005 was immaterial.

Note 3 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the three months ended March 31, 2006 and 2005.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Stock options and restricted stock awards are the only potentially dilutive share equivalents the Company had outstanding for both periods presented.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$ 11,104	$ 7,165

Weighted-average common shares outstanding - used in basic earnings per common share	40,096	52,051
Net dilutive potential common shares issuable on exercise of options and restricted stock awards	553	544
Weighted-average common shares and dilutive potential common shares used in diluted earnings per common share	40,649	52,595

Potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive were 773,000 and 459,000 for three months ended March 31, 2006 and 2005, respectively.  The shares are anti-dilutive because the assumed proceeds under the treasury stock method are greater than the average market price of the underlying shares.

Note 4 - Stock-based compensation

Stock-based awards are granted under the provisions of the following plans:

Long-Term Incentive Plan

The Long-Term Incentive Plan permits the award of stock options at an exercise price equal to the fair market value of the common stock on the date of grant, as defined in the plan.  A maximum of 12.2 million shares is authorized for issuance under the plan.  Options awarded under the plan generally vest ratably over a three-year or five-year period from date of grant (or 100% upon death).  Vested options granted to date generally terminate seven years from date of grant.  Additional awards may be granted under the Long-Term Incentive Plan in the form of cash, stock, or stock appreciation rights.  The stock appreciation rights awards may consist of the right to receive payment in cash or common stock.  Any such award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives.

EGL Director Plan

The Director Plan provides for an award to each non-employee director at the time they join the Board of either an option to purchase 10,000 shares of common stock or a number of shares of restricted stock, as determined at the discretion of the Board or a committee of the Board.  In addition, each non-employee director serving on the day after the annual shareholders’ meeting will receive an award of an option to purchase 2,500 shares of common stock or a number of shares of restricted stock, as determined at the discretion of the Board or a committee of the Board   These awards vest on the earlier of the first anniversary of the date of award or the day preceding the annual meeting of shareholders following the award.  A maximum of 400,000 shares are authorized to be issued under the plan.

Stock purchase plan

In 1999, the Company initiated an employee stock purchase plan (ESPP) to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company’s common stock through payroll deductions.  Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company’s employees to purchase common stock at 85% of quoted fair market value.  Under this

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

plan, 550,000 shares are authorized for purchase.  During the three months ended March 31, 2006 and 2005 no shares of common stock were purchased under this plan.

In December 2004, the FASB issued SFAS 123R.  SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB 25.  SFAS 123R eliminates the alternative of using the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s ESPP.  SFAS 123R requires that the cost resulting from all stock-based awards be recognized in the financial statements.  SFAS 123R establishes fair value as the measurement objective in accounting for stock-based awards and requires all companies to apply a fair-value-based measurement method in accounting for generally all stock-based awards with employees.

The Company adopted SFAS 123R as of January 1, 2006 using the modified-prospective transition method.  Under this transition method, compensation expense includes: a) compensation expense for all stock-based awards granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation expense for all stock-based awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Results from prior periods have not been restated.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in APB 25. Under APB 25, the Company generally only recorded stock-based compensation expense for restricted stock and was not required to recognize compensation expense for the cost of stock options or shares issued under the Company’s ESPP.

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for stock options, restricted stock and shares issued under the ESPP of $2.6 million or $1.6 million after tax in the three month period ended March 31, 2006.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the three months ended March 31, 2005 (in thousands):

Net income as reported	$ 7,165
Add: Total stock-based compensation expense included in net income net of tax	42
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	559
Pro forma net income	$ 6,648
Earnings per share:
Basic-as reported	$ 0.14
Basic-pro forma	0.13
Diluted-as reported	0.14
Diluted-pro forma	0.13

Stock Options

Option awards issued under the Long-Term Incentive Plan are subject to a graded vesting over a service period of 3 or 5 years.  Option awards issued under the EGL Director Plan are subject to vesting over a twelve-month period.  In December 2005, the Company granted options to purchase 1.4 million shares to certain of its employees and executive officers with the number of options to be exercisable contingent upon satisfying performance vesting and time vesting criteria.  The performance vesting of the option shares is determined based upon the Company’s earnings per share (EPS) for the year ending December 31, 2006.  Any portion of the option shares that do not satisfy the performance vesting criteria will terminate upon determining the EPS for 2006.  The portion of the options that satisfy the performance

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

criteria will vest over a three year period with one third vesting in March 2007 upon determination of the EPS for 2006 with the remaining shares vesting in two equal installments in December 2007 and 2008.  The Company believes it is probable that all of the shares will vest based upon meeting the performance criteria.  There was no compensation expense in 2005 for these stock-based awards.

Compensation costs for awards with service conditions only are recognized on a straight-line basis over the requisite service period for the entire award.  Compensation costs for awards with performance and service conditions granted prior to the adoption of SFAS 123R are recognized on a straight-line basis over the requisite service period.  For awards granted after January 1, 2006 with performance and service conditions, compensation cost will be recognized using the graded-vesting attribution method.

A summary of stock option transactions for the three months ended March 31, 2006 is as follows:

	Options	Weighted average exercise price	Average remaining life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	3,145	$ 28.08
Granted	133	43.52
Exercises	(406)	22.97
Cancelled or forfeited	(76)	27.07
Outstanding at March 31, 2006	2,796	$ 29.59	5.27	$ 41,883
Exercisable at March 31, 2006	746	$ 21.40	2.86	$ 17,276

Options to purchase 133,000 shares of stock were issued during the three months ended March 31, 2006.  The weighted-average fair values of options granted during the three months ended March 31, 2006 was $18.86.  The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $7.2 million and $8.8 million, respectively.  Option exercises are settled with newly issued shares of the Company’s common stock.

A summary of the unvested shares as of December 31, 2005 and changes during the three months ended March 31, 2006 is as follows:

	Shares	Weighted average grant date price
	(in thousands)
Unvested at December 31, 2005	2,014	$ 31.60
Granted	133	43.52
Vested	(24)	27.93
Cancelled or forfeited	(73)	27.40
Unvested at March 31, 2006	2,050	$ 32.56

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of March 31, 2006, there was $27.1 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s plans.  That cost is expected to be recognized over a weighted-average period of 2.63 years.  The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $942,000 and $1.3 million, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option adjusted for future projected volatility.  The expected term was determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107.  The risk-free rate for the expected term of the option is based on the U.S. Treasury rate with a maturity commensurate with the expected term of the option in effect at the time of the grant.  Expected dividend yield was not considered in the option pricing formula as the Company does not pay dividends and has no plans to do so in the future.  The weighted average assumptions used for grants in the three months ended March 31, 2006 are as follows:

Expected volatility	45.00%
Risk-free interest rate	4.73%
Expected life of option (years)	4.50

Restricted Stock

The Company issues restricted stock to certain executive officers and other key employees under the Long-Term Incentive Plan.  The Company issued 37,500 shares of restricted common stock to its executive officers and other key employees on March 16, 2006.  One-fifth of the restricted shares vested in March 2006.  The remaining restricted shares will then vest in four equal installments in December of the years 2006 through 2009.  Upon vesting, the shares of common stock of the Company awarded as set forth above shall have no further restrictions.  In addition, restricted stock is issued to the Company’s Board of Directors under the EGL Director Plan with a twelve-month vesting period.

The fair value of restricted stock is the excess of the average market price or closing price of the Company’s common stock at the date of grant over the exercise price, which is zero.  Under the provisions of SFAS 123R, the recognition of unearned compensation, representing the amount of unrecognized restricted stock expense that is reduced as expense is recognized at the date restricted stock is granted, is no longer required.  Therefore, the amount that had been in unearned compensation expense as of January 1, 2006 was reclassified into additional paid-in capital.

A summary of restricted stock transactions for the three months ended March 31, 2006 is as follows:

	Restricted stock	Weighted average grant price	Average remaining life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	25	$ 22.59
Granted	38	43.21
Released	(8)	43.21
Cancelled or forfeited	-	-
Outstanding at March 31, 2006	55	$ 33.83	2.56	$ 2,186

The weighted-average fair values of restricted stock granted during the three months ended March 31, 2006 was $43.21.  The total intrinsic value of restricted stock released during the three months ended March 31, 2006 was $324,000.  As of March 31, 2006, there was $1.9 million of total unrecognized compensation cost related to restricted stock.  That cost is expected to be recognized over a weighted-average period of 2.56 years.  The Company generally issues shares for restricted stock and shares under the ESPP from treasury shares.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 - Comprehensive income

Components of comprehensive income are as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net income	$ 11,104	$ 7,165
Foreign currency translation adjustments	3,563	(3,596)
Marketable securities, net	7	-
Minimum pension liability adjustment, net of tax	596	-
Fair value of cash flow hedge, net of tax	376	-
Comprehensive income	$ 15,646	$ 3,569

Note 6 – Future lease obligations

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  Non-merger restructuring facility accruals are included in other liabilities and other non-current liabilities on the condensed consolidated balance sheet.  The changes in these accruals during the three months ended March 31, 2006 are as follows:

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2005	$ 5,066
Additions	136
Revisions to estimates	121
Payments	(289)
Accrued liability at March 31, 2006	$ 5,034

Amounts recorded for future lease obligations are net of approximately $16.7 million in anticipated future recoveries from actual sublease agreements and $12.5 million from expected sublease agreements as of March 31, 2006.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of March 31, 2006 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2006 to 2025 and sublease agreements expire from 2006 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts:

	March 31,	December 31,
	2006	2005
	(in thousands)
General and administrative expense accruals	$ 28,395	$ 30,321
Insurance payable	23,236	18,609
Other current liabilities	16,462	16,134
Accrued professional fees and legal matters	15,310	16,623
Other accrued taxes	5,336	7,205
Accrued interest	1,942	2,251
Vacant facilities accruals	1,797	2,267
Total	$ 92,478	$ 93,410

Note 8 – Nonoperating income (expense), net

Nonoperating income (expense), net, consists of the following:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Interest income	$ 518	$ 339
Interest expense, net of capitalized	(2,794)	(378)
Equity in losses from unconsolidated affiliates, net	(133)	(79)
Minority interests	(431)	(213)
Foreign exchange losses, net	(829)	(116)
Other	187	44
Total	$ (3,482)	$ (403)

Note 9 – Debt

Debt consists of the following amounts:

	March 31, 2006	December 31, 2005
	(in thousands)
Senior floating rate secured notes	$ 100,000	$ 100,000
Borrowings on revolving line of credit	50,000	93,800
Financed vehicles	19,091	18,012
Borrowings on international credit facilities	6,751	7,347
Mortgage payable	2,443	2,040
Financed software licenses and maintenance	1,389	1,859
Financed insurance premiums	1,168	1,740
Notes payable to sellers	400	400
Other debt	3,765	5,324
Total debt	185,007	230,522

Current portion of debt	14,771	15,967
Long-term debt	$ 170,236	$ 214,555

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  At March 31, 2006, the Company had borrowings of $50.0 million, $16.2 million in letters of credit outstanding and unused borrowing capacity of $233.8 million under the Amended and Restated Credit Agreement.

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

International credit facilities and other debt

As of March 31, 2006, the Company had $25.5 million capacity on international credit facilities and $6.8 million outstanding against those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of the Company’s operations in Thailand, which is payable in annual installments of $200,000 through 2008.  As of March 31, 2006, the Company has $1.2 million outstanding under financed insurance premiums payable in monthly installments of approximately $195,000 through September 2006.  Financed software licenses and maintenance are payable in quarterly installments of approximately $686,000, $263,000 $265,000 in June, September and December 2006, respectively and $175,000 in March 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $321,000 through April 2011 and have implied interest rates averaging 7.1%.

Note 10 – Interest rate swap

In November 2005, the Company entered into a three-year interest rate swap agreement, which was designated as a cash flow hedge, to reduce the Company’s exposure to fluctuations in interest rates on the Company’s $300 million LIBOR-based revolving credit facility or any substitutive debt agreements that the Company enters into.  The fair value of the interest rate swap at March 31, 2006 was a gain of $296,000 compared to a loss of $301,000 at December 31, 2005.  The change in the mark-to-market valuation is a component of other comprehensive income (see Note 5).  The interest rate swap expires in January 2009.

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

The Company secures guarantees primarily by three methods:  a $75 million standby letter of credit subfacility (Note 9), surety bonds and security time deposits, which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line facilities issued in the normal course of business.  IATA-related guarantees and

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line facilities include, but are not limited to, facilities associated with insurance requirements and certain potential tax obligations.  Generally, facilities have one-year or two-year terms and are renewed upon expiration.  As of March 31, 2006, total IATA-related guarantees, customs bonds and other working capital credit line facilities were approximately $90.0 million.  Approximately $56.7 million of guarantees, customs bonds and borrowings against credit line facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $11.6 million which were recorded as liabilities on the Company’s consolidated balance sheet.

Note 12 – Contingencies

Litigation

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

In March 2006, the Company received a payment of $517,000 on its property insurance claim which resulted in a gain of $324,000 in the accompanying condensed consolidated statement of income.  On March 31, 2006, the Company resolved its outstanding business interruption claim with its insurance carrier.  The total agreed amount was $3.1 million which includes the $928,000 interim payment received in May 2005.  The outstanding payment of $2.2 million, of which $223,000, $1.5 million and $483,000 were recorded in revenues, personnel costs and other selling, general and administrative expenses, respectively, in the condensed consolidated statement of income, is included as an insurance receivable on the Company’s condensed consolidated balance sheet at March 31, 2006.

As of March 31, 2006, $4.5 million of cargo claims have been settled under the Company’s insurance policy.  An additional estimated $6.4 million of claims remain open of which $5.5 million is deemed probable of recovery under

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

the Company’s insurance policy.  As of March 31, 2006, the Company has recorded a liability of $869,000 for the estimated claims in excess of its insurance policy limits, of which $46,000 was expensed in the first quarter of 2006.  At March 31, 2006, a $5.5 million insurance receivable and a $6.4 million insurance liability for these estimated cargo losses were included in the Company’s condensed consolidated balance sheet.  However, existing claims could be settled in excess of the Company’s insurance limits, which could have a material impact on its financial position, cash flows and results of operations.

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

As a result of discussions with the government, the Company received a letter from the United States Attorneys Office of the Eastern District of Texas on December 12, 2005 offering to settle the war risk surcharge issue for the sum of $4.0 million.  Of the $4.0 million, $1.1 million reimburses the government for war risk surcharges (the full amount of which had been previously reserved in the Company’s financial statements), and the remaining $2.9 million represents penalties for improper billings.  The Company has agreed to reimburse the $1.1 million in war risk surcharges, and expects to enter into a settlement agreement with the government promptly on the war risk surcharge issue.  Recognizing the Company’s cooperation in and assistance with the government’s review, as part of the settlement, the United States Attorneys Office and the Defense Criminal Investigative Service is expected to agree to waive all investigatory expenses and make no recommendation to the DOD for debarment of the Company from future DOD contracts.  In addition, the United States Attorneys Office of the Eastern District of Texas is not expected to recommend to the DOD or the Department of Justice any criminal indictment of the Company related to the war risk surcharges.  In December 2005, the Company recorded a charge of $2.9 million for this penalty.

In March 2006, the Company was notified by the U.S. Army’s (Army) Office of Suspension and Debarment that the Company was temporarily suspended from doing business with the government as a direct contractor or sub-contractor effective February 27, 2006.  The basis of the suspension was the guilty plea entered by one of the two employees the Company terminated related to the war risk surcharge investigation.  This action was taken despite the settlement offer by the United States Attorneys Office of the Eastern District of Texas in which it offered not to recommend that the Company be debarred from future DOD contracts.  The suspension was appealed to the Army’s Suspension and Debarment Officer.  On March 24, 2006, the Company entered into an Administrative Compliance Agreement (Agreement) with the Army, pursuant to which the suspension was lifted.  In the Agreement, the Company agreed, among other things, to establish and maintain a written Government Contracting Policies and Procedures Manual to regulate the performance of its Government contracts, provide ethics and government contracting training to its employees and provide a copy of its Code of Business Ethics and Conduct to its employees, appoint a managerial employee as an Ethics Program Director (EPD) who will be the first point of contact for all questions regarding the terms and conditions of the Agreement and the Company’s implementation of the Agreement, and report to the Army concerning the Company’s compliance with the Agreement.  Additionally, the Company will appoint an Ombudsman to assist the EPD and company management in implementing the Agreement, serve as a point of contact for all questions regarding the terms and conditions of the Agreement, investigate complaints concerning the Company’s compliance with

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

the Agreement and report to the Army concerning the Company’s compliance with the Agreement.  The Ombudsman will submit written reports to the Army, on a quarterly basis, concerning the Company’s compliance with the Agreement, complaints made against the Company regarding its performance under government contracts and the actions taken by the Company regarding these complaints.

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

The Company attended an ex parte conference with the IRS examination and appeals teams on November 15, 2005, officially beginning the appeals process.  The Company submitted additional technical arguments for its return positions to the appeals team on January 10, 2006.  A meeting has been scheduled with Appeals for May 16, 2006 to consider comments from Exam in response to the supplemental protests filed in January 2006.

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

If the proposed adjustments were upheld, the Company would be required to pay a total amount of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of income, plus accrued interest of approximately $5.3 million through March 31, 2006.  The remaining cash tax impact of $7.5 million is related to temporary items that will be recovered in future periods.  No penalties have been proposed by the IRS as part of this examination.  Interest will continue to accrue until the matters are resolved.  The Company believes that the matters raised by the IRS were properly reported on its U.S. federal income tax returns in accordance with applicable laws and regulations in effect during the tax periods involved and is challenging these adjustments vigorously.  While the outcome of proceedings for these matters cannot be predicted with certainty, the Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and does not believe material adjustments to its tax returns are probable at this time.  However there is no assurance that the final outcome of the future proceedings with the IRS will not result in material adjustments which would have a material adverse impact on the Company’s results of operations, financial position and cash flows.

Note 13 – Employee benefit plans

The Company maintains the EGL, Inc. 401(k) Plan pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year.  No discretionary contributions were made to this plan in the three months ended March 31, 2006.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Net benefit cost for defined benefit plans:
Service cost	$ 404	$ 502
Interest cost	361	461
Expected return on plan assets	(366)	(448)
Recognized gains and losses	14	1
Amortization of prior service cost	43	74
Net pension enhancement and curtailment/ settlement expense	(4)	(8)
Net benefit cost for defined benefit plans	$ 452	$ 582
Contributions to benefit plans	$ 869	$ 940

Estimated contributions to the defined benefit plans for the period of April 1 to December 31, 2006 are approximately $839,000.

Note 14 – Related party transactions

Aircraft usage payments

In conjunction with the Company’s business activities, the Company periodically utilized aircraft owned or leased by entities that are controlled by James R. Crane, the Company’s Chief Executive Officer.  In January 2005, the Company purchased from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million to be utilized for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

For 2006, the Compensation Committee of the Board of Directors of the Company approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 141.3 hours of personal use of the Company’s aircraft without reimbursement by Mr. Crane.  In the three months ended March 31, 2006, Mr. Crane actually used 28 hours.  Members of the Company’s Board of Directors are also allowed personal usage of the Company’s aircraft subject to availability, with priority given to the Company’s usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  In the first quarter of 2006, the directors did not utilize the company plane.  The Company intends to include usage of its aircraft as taxable income as required by current U.S. federal income tax regulations for Mr. Crane and each director.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by Mr. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  The Company received reimbursements of $8,000 and $75,000 for the quarter ended March

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

31, 2006 and 2005, respectively.  The amount billed but not received as of March 31, 2006 was $87,000 and is included in other receivables on the consolidated balance sheets.

Note 15 – Business segment information

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

Financial information regarding the Company’s operations by geographic division is as follows (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Three months ended March 31, 2006:
Total revenues	$ 332,317	$ 23,479	$ 151,765	$ 262,656	$ (17,854)	$ 752,363
Interdivision revenues	(6,639)	(1,419)	(4,048)	(5,748)	17,854	-
Revenues from external customers	$ 325,678	$ 22,060	$ 147,717	$ 256,908	$ -	$ 752,363
Total net revenues	$ 142,654	$ 8,053	$ 48,081	$ 38,413	$ -	$ 237,201
Intercompany (income) expense	(722)	(776)	(1,056)	$ 2,554	-	-
Net revenues	$ 141,932	$ 7,277	$ 47,025	$ 40,967	$ -	$ 237,201
Income before taxes	$ 19,814	$ 129	$ 5,503	$ 5,562		$ 31,008
Capital expenditures	$ 6,365	$ 330	$ 271	$ 477		$ 7,443
Depreciation and amortization expense	$ 4,348	$ 282	$ 1,201	$ 1,076		$ 6,907

Three months ended March 31, 2005:
Total revenues	$ 323,494	$ 24,893	$ 156,909	$ 210,864	$ (15,494)	$ 700,666
Interdivision revenues	(4,989)	(1,285)	(4,270)	(4,950)	15,494	-
Revenues from external customers	$ 318,505	$ 23,608	$ 152,639	$ 205,914	$ -	$ 700,666
Total net revenues	$ 129,521	$ 5,675	$ 45,503	$ 32,733	$ -	$ 213,432
Intercompany (income) expense	1,480	(808)	(1,200)	528	-	-
Net revenues	$ 131,001	$ 4,867	$ 44,303	$ 33,261	$ -	$ 213,432
Income (loss) before taxes	$ 9,124	$ 522	$ (3,340)	$ 6,422		$ 12,728
Capital expenditures	$ 5,207	$ 74	$ 384	$ 530		$ 6,195
Depreciation and amortization expense	$ 4,944	$ 139	$ 1,029	$ 970		$ 7,082

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The reconciliation between income before taxes, capital expenditures and depreciation and amortization for reportable segments to consolidated amounts is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Income before taxes for reportable segments	$ 31,008	$ 12,728
Interest, corporate administrative expenses and other miscellaneous nonoperating income (expense)	(12,609)	592
Income before taxes	$ 18,399	$ 13,320

Capital expenditures for reportable segments	$ 7,443	$ 6,195
Capital expenditures not allocated to segments	26	12,499
Capital expenditures	$ 7,469	$ 18,694

Depreciation and amortization for reportable segments	$ 6,907	$ 7,082
Depreciation and amortization not allocated to segments	2,004	1,552
Depreciation and amortization	$ 8,911	$ 8,634

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Consolidated
Balance at March 31, 2006	$ 551,545	$ 43,966	$ 244,003	$ 222,568	$ 1,062,082
Balance at December 31, 2005	$ 582,525	$ 42,861	$ 240,107	$ 223,748	$ 1,089,241

EGL, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected selected aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2006 and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-27288).

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

We achieved gross revenues of $752 million for the quarter ended March 31, 2006, a 7.4% increase over gross revenues of $701 million in the first quarter of 2005.  Our financial position was strengthened by higher gross and net revenues in the first quarter of 2006.  Despite growth in business, we remain committed to leveraging our infrastructure by containing our operating expenses and improving our yield management in 2006.

Our results of operations, cash flows and financial position for the first quarter of 2006 reflect, among other things, the following:

Leveraging our global network.  In the first quarter of 2006, we continued to leverage our global network and our ability to cross-sell services to increase volumes for all of our service offerings in all geographic divisions.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.  Also, in the first quarter of 2006, we continued to leverage our low cost North America network and customer base, as customers increasingly moved products from overseas directly to U.S. distribution and retail centers.

Improved net revenue margins.  Net revenue margins improved to 31.5% in the first quarter of 2006 from 30.5% in the first quarter of 2005.  Ocean freight forwarding margin increased to 23.2% in the first quarter of 2006 as compared to 19.9% in the first quarter of 2005 from increases across all geographic divisions due to new or higher capacity introduced by carriers where we have taken advantage of lower pricing.

Business interruption claim for warehouse fire in U.K. operations.  On March 31, 2006, we resolved our business interruption claim and recorded a gain of $2.2 million.  In addition, in March 2006, we received a payment on our outstanding property claim of $517,000 which resulted in a gain of $324,000.

Income tax.  The tax rate for the first quarter of 2006 was 39.6% which reflects foreign operating losses for which no deferred tax benefit has been recorded.

Cash flows from operations.  Cash flows from operations for the first quarter of 2006 was $64.9 million, reflecting improved management of our working capital, particularly through continued focus on our collection of trade receivables.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Global deployment of information technology systems.  In 2006, we continued the global deployment of our EGL Vision Suite of Technologies – Logistics Vision, Financial Vision and People Vision.  “Logistics Vision” is the freight forwarding system that allows a seamless flow of data across the globe, eliminating duplicate data entry on multiple systems.  “Financial Vision” is the Oracle-based financial system that allows global visibility of financial results, streamlined financial reporting and the ability to automate intercompany accounting and settlements.  “People Vision” is the Oracle-based human resources application that allows global visibility to employee tracking, training and development.  Management continues to believe that successful deployment of systems remains a critical component of improving operational efficiencies and effectively growing the business.  The global deployment of EGL Vision will continue throughout 2006.

Our organization continues to focus on increasing net revenue growth across all product lines and increasing operating income in all geographic locations.

Results of Operations

	Three Months Ended March 31,
	2006		2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 494,872	65.8	$ 444,603	63.4
Ocean freight forwarding	109,490	14.5	104,873	15.0
Customs brokerage and other	148,001	19.7	151,190	21.6
Revenues	$ 752,363	100.0	$ 700,666	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 137,119	27.7	$ 123,236	27.7
Ocean freight forwarding	25,353	23.2	20,864	19.9
Customs brokerage and other	74,729	50.5	69,332	45.9
Net revenues	237,201	31.5	213,432	30.5
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	134,596	56.8	125,202	58.7
Other selling, general and administrative expenses	80,724	34.0	80,482	37.7
EEOC legal settlement	-	-	(5,975)	(2.8)
Operating income	21,881	9.2	13,723	6.4
Nonoperating expense, net	3,482	1.5	403	0.2
Income before provision for income taxes	18,399	7.7	13,320	6.2
Provision for income taxes	7,295	3.0	6,155	2.9
Net income	$ 11,104	4.7	$ 7,165	3.3

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended March 31, 2006 Compared To Three Months Ended March 31, 2005

Revenues increased $51.7 million, or 7.4%, to $752.4 million in the three months ended March 31, 2006 compared to $700.7 million in the three months ended March 31, 2005 due to a $50.3 million increase in air freight forwarding revenues and a $4.6 million increase in ocean freight forwarding revenues offset by a $3.2 million decrease in customs brokerage and other revenues.  Net revenues, which represent revenues less freight transportation costs, increased $23.8 million, or 11.2%, to $237.2 million in the three months ended March 31, 2006 compared to $213.4 million in the three months ended March 31, 2005 due to increases across all product lines.  Net revenue margins of 31.5% increased by 100 basis points from the first quarter of 2005 due to improvements in ocean freight forwarding and customs brokerage and other margins.

Air freight forwarding revenues.  Air freight forwarding revenues increased $50.3 million, or 11.3%, to $494.9 million in the three months ended March 31, 2006 compared to $444.6 million in the three months ended March 31, 2005 primarily due to continuing volume and shipment increases in Asia/South Pacific and North America.

Air freight forwarding net revenues increased $13.9 million, or 11.3%, to $137.1 million in the three months ended March 31, 2006 compared to $123.2 million in the three months ended March 31, 2005 due to increases in North America and Asia/South Pacific.  Air freight forwarding margins remained constant at 27.7% for the three months ended March 31, 2006 and March 31, 2005.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $4.6 million, or 4.4%, to $109.5 million in the three months ended March 31, 2006 compared to $104.9 million in the three months ended March 31, 2005 due primarily to volume increases in Asia/South Pacific, Europe/Middle East and North America due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $4.5 million, or 21.5%, to $25.4 million in the three months ended March 31, 2006 compared to $20.9 million in the three months ended March 31, 2005 primarily due to increases in Asia/South Pacific and Europe/Middle East.  Ocean forwarding margins, increased to 23.2% in the three months ended March 31, 2006 compared to 19.9% in the three months ended March 31, 2005 from increases across all geographic divisions due to new or higher capacity introduced by carriers where we have taken advantage of lower pricing.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, decreased $3.2 million, or 2.1%, to $148.0 million in the three months ended March 31, 2006 compared to $151.2 million in the three months ended March 31, 2005.  Customs brokerage revenues decreased primarily due to a decline in Europe/Middle East trade activity.  Warehousing and logistics revenues decreased due to a decline in North America and Europe/Middle East, offset by growth in Asia/South Pacific.

Customs brokerage and other net revenues increased by $5.4 million, or 7.8%, to $74.7 million in the three months ended March 31, 2006 compared to $69.3 million in the three months ended March 31, 2005.  Customs brokerage and other margins increased to 50.5% for the three months ended March 31, 2006 compared to 45.9% for the three months ended March 31, 2005 primarily due to higher margins in North America and Europe/Middle East resulting from improvements in logistics margins from new projects with higher margins and disposition of several lower margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $9.4 million, or 7.5%, to $134.6 million in the three months ended March 31, 2006 compared to $125.2 million in the three months ended March 31, 2005.  As a percentage of net revenues, personnel costs were 56.8% in the three months ended March 31, 2006 compared to 58.7% in the three months ended March 31, 2005 due to growth in net revenues without a corresponding increase in headcount.  The increase in personnel costs was primarily due to stock-based compensation expense due to the implementation of FAS 123R and increased incentive compensation expense due to our strong financial performance in the three months ended March 31, 2006.   We implemented FAS 123R on January 1, 2006 and

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

incurred $2.6 million of stock-based compensation expense during the three months ended March 31, 2006 as compared to $42,000 of stock-based compensation expense in the three months ended March 31, 2005.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $242,000, or 0.3%, to $80.7 million in the three months ended March 31, 2006 compared to $80.5 million in the three months ended March 31, 2005.  As a percentage of net revenues, other selling, general and administrative expenses were 34.0% in the three months ended March 31, 2006 compared to 37.7% in the three months ended March 31, 2005.  The increase is primarily due to higher insurance premiums and claims activity offset by decreased professional fees, bad debt expense and travel and entertainment expense..

EEOC legal settlement.  In February 2005, we recaptured $6.0 million of the $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating expense, net.  For the three months ended March 31, 2006, nonoperating expense, net, was $3.5 million compared to $403,000 for the three months ended March 31, 2005.  The $3.1 million change was primarily due to a $713,000 increase in foreign exchange losses due to a weakening of the U.S. dollar and a $2.2 million increase in net interest expense.  Loss from affiliates was $133,000 in the first quarter of 2006 compared to $79,000 in the first quarter of 2005.

Effective tax rate.  The effective tax rate for the three months ended March 31, 2006 was 39.6% compared to 46.2% for the three months ended March 31, 2005.  The effective tax rate decreased from the three months ended March 31, 2005 due to a forecasted increase in foreign earnings, thereby resulting in the utilization of carryover net operating losses in those jurisdictions, for which no deferred tax benefit had been recorded.

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

We make significant disbursements on behalf of our customers for transportation costs (primarily ocean) and customs duties for which the customer is the primary obligor.  The billings to customers for these disbursements, which are several times the amount of revenues and fees derived from these transactions, are not recorded as revenues and expense on our statement of income; rather, they are reflected in our trade receivables and trade payables.  Growth in the level of this activity or lengthening of the period of time between incurring these costs and being reimbursed by our customers for these costs may negatively affect our liquidity.

As primarily a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2006 will be in the range of $45 to $50 million, with a range of $32 to $37 million expected on information systems expenditures.  Our capital expenditures for the three months ended March 31, 2006, were $7.5 million.

Based on current plans, we believe that our existing capital resources, including $131.9 million of cash and cash equivalents and $233.8 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through March 31, 2007.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available,

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Cash flows from operating activities.  Net cash provided by operating activities was $64.9 million in the three months ended March 31, 2006 compared to $48.0 million in the three months ended March 31, 2005.  The increase in the three months ended March 31, 2006 was primarily due to an increase in net income and a $41.8 million net increase in cash from changes in working capital for the three months ended March 31, 2006 compared to a $26.3 million net increase in cash from changes in working capital for the three months ended March 31, 2005.  The increase in cash from changes in working capital is due to a $59.5 million decrease in trade receivables due to improved collection efforts as evidenced by a 14% decrease in days sales outstanding to 61 days at March 31, 2006 from 71 days at March 31, 2005.  In addition to the decrease in trade receivables, there was a $13.5 million decrease in payables and other accrued liabilities, compared with a $25.6 million decrease in the three months ended March 31, 2005.

Cash flows from investing activities.  Net cash used in investing activities in the three months ended March 31, 2006 was $7.3 million compared to $10.4 million in the three months ended March 31, 2005.  We incurred capital expenditures of $7.5 million during the three months ended March 31, 2006 as compared to $18.7 million during the three months ended March 31, 2005.  Capital expenditures in 2005 related primarily to the purchase of a corporate plane for $12.5 million.  In the three months ended March 31, 2006, $618,000 was transferred to restricted cash, as compared to the three months ended March 31, 2005, during which $7.5 million was transferred from restricted cash primarily as a result of the U.S. District Court order granting the recapture of $6.0 million of the Settlement Fund.  Additionally, in the three months ended March 31, 2006, we purchased a freight forwarding and customs brokerage operation in Colombia for $1.4 million, net of cash acquired and received $1.3 million from the sale of TDS Logistic, Inc.

Cash flows from financing activities.  Net cash used in financing activities in the three months ended March 31, 2006 was $37.8 million compared to net cash provided of $1.9 million in the three months ended March 31, 2005.  The cash used in financing activities for the three months ended March 31, 2006 consists of $134.1 million in repayments of debt, $1.8 million from the repayment of short-term debt, net of issuances, $1.3 million of repayment of financed insurance premiums and $662,000 in payments of capital lease obligations, offset by $88.0 million in proceeds from the issuance of debt, $9.3 million in proceeds from the exercise of 407,000 stock options and $2.9 million in excess tax benefits from employee stock plans.  The cash provided by financing activities in the three months ended March 31, 2005 consists of $5.4 million in proceeds from the exercise of 285,000 stock options and $592,000 in proceeds from the issuance of debt, offset by $2.0 million from the repayment of short-term debt, net of issuances, $1.3 million in repayments of debt, $643,000 of repayment of financed insurance premiums and $243,000 in payments of capital lease obligations.

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

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  At March 31, 2006, we had borrowings of $50.0 million, $16.2 million in letters of credit outstanding and unused borrowing capacity of $233.8 million under the Amended and Restated Credit Agreement.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Note Purchase Agreement

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

The Note Purchase Agreement contains customary events of default.  If a default occurs and is continuing, the Notes then outstanding shall (either automatically or by declaration of the holders of more than 50% of the principal amount of Notes then outstanding, depending upon the circumstances resulting in the default) become immediately due and payable.  If an event of default occurs and is continuing because we failed to pay principal, interest or other amounts

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

due and payable on the Notes, then any Note holder may declare all of the Notes held by it to be immediately due and payable.

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of March 31, 2006, $41.8 million of this software was under development and was not being depreciated.  Our expected capital expenditures for the year ending December 31, 2006 are approximately $45 to $50 million, including approximately $32 to $37 million for information technology development and upgrades.

Litigation.  We are party to routine litigation incidental to our business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.

Federal income tax audit.  As discussed in note 12 of the notes to our consolidated financial statements, EGL’s U.S. federal income tax returns from fiscal years 2000 to 2001 have been audited by the IRS with the case currently at the Appeals division for resolution.  The IRS has proposed, among other items, to disallow various merger transaction costs and various software research and development expenditures taken as tax deductions.  If the proposed adjustments are upheld, we would be required to pay a total of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of income, plus accrued interest of approximately $5.3 million through March 31, 2006.  We are protesting the proposed adjustments to the Appeals office of the IRS and have a meeting scheduled for May 16, 2006 to consider comments from the Examinations division in response to supplemental protests filed in January 2006.  We believe our U.S. federal income tax returns were completed in accordance with applicable laws and regulations and do not believe material adjustments to our tax returns are probable.  However, there is no assurance that the final outcome will not result in material adjustments which would have a material adverse impact on our results of operations and cash flows.

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

Guarantees.  We guarantee certain financial liabilities, the majority of which relate to our freight forwarding operations.  In the normal course of our business, we are required to guarantee certain amounts related to customs bonds and services received from airlines.  These types of guarantees are usual and customary in the freight forwarding industry.  We operate as a customs broker and prepare and file all formal documentation required for clearance through customs agencies, obtain customs bonds, facilitate the payment of import duties on behalf of the importer and arrange for payment of collect freight charges.  We also assist the importer in obtaining the most advantageous commodity classifications, qualifying for duty drawback refunds and arranging for surety bonds.

We secure these guarantees primarily by three methods:  a $75 million standby letter of credit sub-facility included within our Amended and Restated Credit Agreement, surety bonds and security time deposits.  Security time deposits are restricted as to withdrawal for a specified timeframe and are classified on our balance sheet as restricted cash.  As of March 31, 2006, we had $16.2 million in letters of credit outstanding.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

We also issue IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of March 31, 2006, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $90.0 million.  Approximately $56.7 million of guarantees, customs bonds and borrowings against credit line guarantees were outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $11.6 million, which were recorded as liabilities on our consolidated balance sheet

Contractual Obligations

As of March 31, 2006, there have not been any material changes in EGL's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2005.

New Accounting Pronouncements and Critical Accounting Policies

See note 1 of the notes to the consolidated financial statements for the year ended December 31, 2005 in our Annual Report on Form 10-K and see note 1 of the notes to the condensed consolidated financial statements included in Item I.

EGL, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains systems of disclosure controls and procedures designed to (1) ensure that information required to be disclosed in the Company’s reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, (2) and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure, as defined in Rules 13a - 15 (e) and 15d - 15(e) under the Exchange Act.  During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2006.  Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

As a result of discussions with the government, we received a letter from the United States Attorneys Office of the Eastern District of Texas on December 12, 2005 offering to settle the war risk surcharge issue for the sum of $4.0 million.  Of the $4.0 million, $1.1 million reimburses the government for war risk surcharges (the full amount of which had been previously reserved in EGL’s financial statements), and the remaining $2.9 million represents penalties for improper billings.  EGL has agreed to reimburse the $1.1 million in war risk surcharges, and expects to enter into a settlement agreement with the government promptly on the war risk surcharge issue.  Recognizing EGL’s cooperation in and assistance with the government’s review, as part of the settlement, the United States Attorneys Office and the Defense Criminal Investigative Service is expected to agree to waive all investigatory expenses and make no recommendation to the DOD for debarment of EGL from future DOD contracts.  In addition, the United States Attorneys Office of the Eastern District of Texas is not expected to recommend to the DOD or the Department of Justice any criminal indictment of EGL related to the war risk surcharges.  In December 2005, EGL recorded a charge of $2.9 million for this penalty.

In March 2006, we were notified by the U.S. Army’s Office of Suspension and Debarment that we were temporarily suspended from doing business with the government as a direct contractor or sub-contractor effective February 27, 2006.  The basis of the suspension was the guilty plea entered by one of the two employees EGL terminated related to the war risk surcharge investigation.  This action was taken despite the settlement offer by the United States Attorneys Office of the Eastern District of Texas in which it offered not to recommend that EGL be debarred from future DOD contracts.  The suspension was appealed to the Army’s Suspension and Debarment Officer and, on March 24, 2006, EGL entered into an Administrative Compliance Agreement (Agreement) with the Army pursuant to which the

EGL, INC.

suspension was rescinded.  In the Agreement, EGL agreed, among other things, to establish and maintain a written Government Contracting Policies and Procedures Manual to regulate the performance of its Government contracts, provide ethics and government contracting training to its employees, appoint a managerial employee as Ethics Program Director (EPD) who will be the first point of contact for all questions regarding the terms and conditions of the Agreement and the Company’s implementation of the Agreement, and report to the Army concerning our compliance with the Agreement.  Additionally, we will appoint an Ombudsman to assist the EPD and company management in implementing the Agreement, serve as a point of contact for all questions regarding the terms and conditions of the Agreement, investigate complaints concerning our compliance with the Agreement and report to the Army concerning our compliance with the Agreement.  The Ombudsman will submit written reports to the Army, on a quarterly basis, concerning our compliance with the Agreement, complaints made against EGL regarding its performance under government contracts and the actions taken by us regarding these complaints.

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

ITEM 1A.  RISK FACTORS

Our results of operations could be adversely affected as a result of goodwill impairments.

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Through December 31, 2001, pursuant to generally accepted accounting principles, we amortized this goodwill over its estimated useful life of 40 years following the acquisition, which directly impacted our earnings. In June, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 which provides that effective at the beginning of the 2002 Fiscal Year, goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions to allocate goodwill to our company’s geographical divisions and to determine the fair value of the geographical division’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Future impairments, if any, will be recognized as operating expenses.

EGL, INC.

We may not be successful in continuing to meet the requirements of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act of 2002 has introduced many requirements applicable to us regarding corporate governance and financial reporting, including the requirements, beginning with the Annual Report for the Fiscal Year Ended December 31, 2004, for management to report on our internal controls over financial reporting and for our independent registered public accounting firm to attest to this report. We continue actions to ensure our ability to comply with these requirements, including but not limited to, the engaging of outside experts to assist in the evaluation of our controls, adding staff to our internal audit department and documenting our existing controls. As of December 31, 2005, we were in compliance.  However, there can be no assurance that we will be successful in complying in future years. Failure to maintain compliance could result in a decrease in the market value of our common stock and other publicly-traded securities, the reduced ability to obtain financing, the loss of customers, penalties and additional expenditures to meet the requirements.

We may not be successful in deploying our global IT infrastructure.

Global deployment of our logistics and sales information technology infrastructure is a critical component of our continued world-wide growth.  As we continue our deployment of these systems to our offices throughout the world during 2006, there is no certainty that the deployment will meet our internal timelines or be successful.  Our failure to successfully and timely deploy these information technology systems can adversely impact our operational efficiencies and could slow or prevent future growth.

ITEM 2.  UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 16, 2006, 7,500 shares of restricted stock issued pursuant to our Long-Term Incentive Plan vested.  Pursuant to the Long-Term Incentive Plan and the related restricted share award agreements, employees may elect to satisfy their tax withholding obligations upon vesting by having the Company make such tax payments and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation.  As a result of such employee elections, the Company withheld 1,263 shares of restricted stock at a value of $43.21 per share.  These shares were not purchased through a publicly announced plan or program.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The statements contained in all parts of this document (including the portion, if any, appended to this Form 10-Q or incorporated by reference) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements include, but are not limited to, those relating to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items; (ii) plans and objectives of management for future operations, including plans or objectives relating to EGL’s service offerings; (iii) future economic performance; (iv) assumptions underlying or relating to any of the matters in clauses (i) through (iii); and (v) other statements that include expectations, intentions, projections, developments, future events, expected performance, underlying assumptions, and other statements which are other than statements of historical facts.

EGL, INC.

Forward-looking statements in this Form 10-Q (including the portion, if any, appended to the Form 10-Q or incorporated by reference) are also identifiable by use of the following words and other similar expressions, among others:

- “anticipate,”	- “intend,”
- “believe,”	- “may,”
- “budget,”	- “might,”
- “could,”	- “plan,”
- “estimate,”	- “predict,”
- “expect,”	- “project” and
- “forecast,”	- “should.”

These statements involve risks and uncertainties including, but not limited to, our ability to manage and continue growth, risks associated with operating in international markets, events impacting the volume of international trade, our ability to comply with rules relating to the performance of U.S. government contracts, fuel shortages and price volatility of fuel, seasonal trends in our business, currency devaluations and fluctuations in foreign markets, our effective income tax rate, our ability to upgrade our information technology systems, protecting our intellectual property rights, heightened global security measures, availability of cargo space, increases in the prices charged by our suppliers, competition in the freight industry and our ability to maintain market share, material weaknesses within our internal controls, dependence on our founder, liability for loss or damage to goods, the results of litigation, exposure to fines and penalties if our owner/operators are deemed to be employees, failure to comply with environmental, health and safety, and criminal laws and regulations and governmental permit and licensing requirements and other factors detailed in the Company's  Annual Report on Form 10-K for the year ended December 31, 2005 and other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize (or the consequences of such a development worsen), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected.  The Company disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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
*10.1

Administrative Compliance Agreement dated March 24, 2006 by and between the United States Army and EGL, Inc. (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2006 and incorporated herein by reference).

10.2	Form of Restricted Share Award Agreement pursuant to EGL’s Amended and Restated Non Employee Director Stock Plan (filed herewith).
10.3	Offer Letter dated March 13, 2006 between EGL, Inc. and Charles H. Leonard (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.

EGL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

Date:  May 10, 2006

By:

/s/ James R. Crane

_______________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  May 10, 2006

By:

/s/ Charles H. Leonard

_______________________________

Charles H. Leonard

Chief Financial Officer

Date:  May 10, 2006

By:

/s/ Janice Kerti

_______________________________

Janice Kerti

Chief Accounting Officer

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
*10.1

Administrative Compliance Agreement dated March 24, 2006 by and between the United States Army and EGL, Inc. (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2006 and incorporated herein by reference).

10.2	Form of Restricted Share Award Agreement pursuant to EGL’s Amended and Restated Non Employee Director Stock Plan (filed herewith).
10.3	Offer Letter dated March 13, 2006 between EGL, Inc. and Charles H. Leonard (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.