Form 10-Q
period 2006-06-30
EGL INC
filed 2006-08-09
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006
or
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
YES NO X
At July 31, 2006 the number of shares outstanding of the registrant’s common stock was 40,657,261 (net of 5,741,681 treasury shares).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 134,776	$ 111,507
Restricted cash	11,149	11,702
Trade receivables, net of allowance of $11,311 and $12,566	545,726	560,954
Other receivables	27,266	30,237
Income tax receivable	4,924	4,367
Deferred income taxes	9,528	10,626
Other current assets	34,379	25,045
Total current assets	767,748	754,438
Property and equipment, net	176,057	185,906
Goodwill	115,493	113,048
Other assets, net	53,846	35,849
Total assets	$ 1,113,144	$ 1,089,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 333,401	$ 342,351
Accrued salaries and related costs	54,593	51,541
Current portion of long-term debt	9,492	15,967
Income taxes payable	4,423	5,215
Accrued selling, general and administrative expenses and other liabilities	95,151	93,410
Total current liabilities	497,060	508,484
Deferred income taxes	22,854	22,736
Long-term debt	183,979	214,555
Other noncurrent liabilities	19,656	20,122
Total liabilities	723,549	765,897
Minority interests	2,005	1,616
Commitments and contingencies (Notes 6, 10 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 46,394 and 45,771 shares issued; 40,652 and 39,966 shares outstanding	46	46
Additional paid-in capital	80,102	56,405
Retained earnings	423,946	398,036
Accumulated other comprehensive loss	(9,208)	(23,902)
Unearned compensation	-	(376)
Treasury stock, 5,742 and 5,805 shares held	(107,296)	(108,481)
Total stockholders’ equity	387,590	321,728
Total liabilities and stockholders’ equity	$ 1,113,144	$ 1,089,241

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Six Months Ended
	June 30,
	2006	2005
Revenues	$ 1,523,656	$ 1,481,920
Cost of transportation	1,036,782	1,031,992
Net revenues	486,874	449,928
Operating expenses:
Personnel costs	274,959	261,124
Facility costs	46,759	45,849
Depreciation and amortization	16,569	17,783
Selling and promotion	9,956	10,442
EEOC legal settlement	-	(5,975)
General and administrative	90,232	85,979
Total operating expenses	438,475	415,202

Operating income	48,399	34,726
Interest expense	5,269	810
Interest income	(1,329)	(1,000)
Other	2,160	(1,672)
Total non-operating (income) expense	6,100	(1,862)

Income before provision for income taxes	42,299	36,588
Provision for income taxes	16,389	16,721
Net income	$ 25,910	$ 19,867

Basic earnings per share	$ 0.64	$ 0.39
Basic weighted-average common shares outstanding	40,297	51,328
Diluted earnings per share	$ 0.64	$ 0.38
Diluted weighted-average common shares outstanding	40,802	51,692

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	June 30,
	2006	2005
Revenues	$ 771,293	$ 781,254
Cost of transportation	521,620	544,758
Net revenues	249,673	236,496
Operating expenses:
Personnel costs	140,363	135,922
Facility costs	23,668	22,807
Depreciation and amortization	7,658	9,149
Selling and promotion	6,102	5,348
General and administrative	45,364	42,267
Total operating expenses	223,155	215,493

Operating income	26,518	21,003

Interest expense	2,475	432
Interest income	(811)	(661)
Other	954	(2,036)
Total non-operating (income) expense	2,618	(2,265)

Income before provision for income taxes	23,900	23,268
Provision for income taxes	9,094	10,566
Net income	$ 14,806	$ 12,702

Basic earnings per share	$ 0.37	$ 0.25
Basic weighted-average common shares outstanding	40,496	50,614
Diluted earnings per share	$ 0.36	$ 0.25
Diluted weighted-average common shares outstanding	40,936	50,863

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 25,910	$ 19,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,569	17,783
Bad debt expense	1,627	3,306
Stock-based compensation expense	5,310	-
Amortization of unearned compensation	-	168
Impairment of assets	369	146
Deferred income tax expense (benefit)	2,767	(2,021)
Tax benefit of employee stock plans	-	1,196
Equity in losses of affiliates	142	43
Minority interests	571	(20)
Other	(377)	73
Changes in assets and liabilities, excluding business combinations:
Decrease in trade receivables	24,288	36,565
Decrease in other receivables	4,337	3,355
Increase in other assets and liabilities	(11,707)	(10,824)
Increase (decrease) in payable and other accrued liabilities	(18,627)	15,574
Net cash provided by operating activities	51,179	85,211
Cash flows from investing activities:
Capital expenditures	(17,830)	(25,569)
Decrease in restricted cash	593	7,585
Proceeds from sales of property and equipment	3,303	1,025
Proceeds from property insurance	517	-
Acquisition of business, net of cash acquired	(1,444)	-
Cash received from sale of unconsolidated affiliates	1,254	-
Earnout payments	-	(4,186)
Other	296	1,423
Net cash used in investing activities	(13,311)	(19,722)
Cash flows from financing activities:
Proceeds from issuance of debt	197,098	83,402
Repayment of debt	(232,541)	(52,641)
Issuance (repayment) of short-term debt with maturities of less than three months, net	(2,513)	1,773
Payment of financing fees	(90)	(15)
Repayment of financed insurance premiums and software maintenance	(2,603)	(1,516)
Payments on capital lease obligations	(1,123)	(863)
Repurchases of common stock	-	(93,588)
Proceeds from exercise of stock options	14,251	5,497
Excess tax benefit of employee stock plans	5,023	-
Issuance of common stock for employee stock purchase plan	613	535
Cash received from (dividends paid to) minority interest partners	(186)	453
Net cash used in financing activities	(22,071)	(56,963)
Effect of exchange rate changes on cash	7,472	2,839
Increase in cash and cash equivalents	23,269	11,365
Cash and cash equivalents, beginning of the period	111,507	92,918
Cash and cash equivalents, end of the period	$ 134,776	$ 104,283

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited) (in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock
	Shares	Amount					Shares	Amount	Total
Balance at December 31, 2005	45,771	$ 46	$ 56,405	$ 398,036	$ (23,902)	$ (376)	(5,805)	$ (108,481)	$ 321,728
Net income	-	-	-	25,910	-	-	-	-	25,910
Change in value of marketable securities, net	-	-	-	-	(2)	-	-	-	(2)
Minimum pension liability adjustment, net of tax	-	-	-	-	596	-	-	-	596
Change in fair value of cash flow hedge, net of tax	-	-	-	-	589	-	-	-	589
Foreign currency translation adjustments	-	-	-	-	13,511	-	-	-	13,511
Treasury shares issued under employee stock purchase plan	-	-	231	-	-	-	20	382	613
Exercise of stock options, including tax benefit	623	-	19,335	-	-	-	-	-	19,335
Treasury shares issued for restricted stock awards	-	-	(803)	-	-	-	43	803	-
Stock-based compensation expense	-	-	5,310	-	-	-	-	-	5,310
Reclass of unearned compensation upon adoption of SFAS 123R	-	-	(376)	-	-	376	-	-	-
Balance at June 30, 2006	46,394	$ 46	$ 80,102	$ 423,946	$ (9,208)	$ -	(5,742)	$ (107,296)	$ 387,590

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual audited financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position at June 30, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2006.  Results of operations and cash flows for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was published July 18, 2006 clarifying FAS 109, “Accounting for Income Taxes.”  FIN 48 sets the threshold for recognizing tax positions as “more likely than not” that the position will be sustained upon examination by the relevant taxing authorities.  A position that meets the threshold shall be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  Subsequent de-recognition occurs during any period when the threshold is no longer met.  Interest and penalties otherwise applicable to the difference between the tax position recognized and the tax position taken on the return will be accrued and consistently reported in the financial statements.  Additional disclosure will be required in tabular format showing changes to the tax benefits recognized during the period and the reason for such changes.  The effective date is for fiscal years beginning after December 15, 2006.  The Company is evaluating the interpretation but has not yet determined the impact, if any, this adoption will have on its financial statements.

Note 2 – Business combination

In January 2006, the Company acquired from our former agent, certain freight forwarding and customs brokerage operations in Colombia for approximately $1.4 million, net of cash acquired.  The Company recognized $926,000 in goodwill, $513,000 for customer relationships and $150,000 for non-compete agreements in connection with these acquisitions.  The purchase agreements for the acquisitions provided for additional contingent three-year earnout payments of up to $1.1 million in the aggregate if certain post-acquisition performance criteria are achieved.  The Company recorded the acquisitions above using the purchase method of accounting; with the related results of operations being included in the Company’s consolidated financial statements from the date of acquisition forward.  The pro forma

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

effect on revenues and net income of the Company assuming these acquisitions were consummated at January 1, 2005 was immaterial.

Note 3 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the three and six months ended June 30, 2006 and 2005.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Stock options, shares issued under the employee stock purchase plan and restricted stock awards are the only potentially dilutive share equivalents the Company had outstanding for both periods presented.

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Net income—used in diluted earnings per common share	$ 25,910	$ 19,867	$ 14,806	$ 12,702

Weighted-average common shares outstanding—used in basic earnings per common share	40,297	51,328	40,496	50,614
Net dilutive potential common shares issuable on exercise of options, restricted stock awards and shares issued under the employee stock purchase plan	505	364	440	249
Weighted-average common shares and dilutive potential common shares used in diluted earnings per common share	40,802	51,692	40,936	50,863

Potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive were 1.5 and 1.2 million for six months ended June 30, 2006 and 2005, respectively; and 1.5 million and 1.4 million for three months ended June 30, 2006 and 2005, respectively.  The shares are anti-dilutive because the assumed proceeds under the treasury stock method are greater than the average market price of the underlying shares.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

EGL Director Plan

The Director Plan provides for an award to each non-employee director at the time they join the Board of either an option to purchase 10,000 shares of common stock or a number of shares of restricted stock, as determined at the discretion of the Board or a committee of the Board.  In addition, each non-employee director serving on the day after the annual shareholders’ meeting will receive an award of an option to purchase 2,500 shares of common stock or a number of shares of restricted stock, as determined at the discretion of the Board or a committee of the Board.  These awards vest on the earlier of the first anniversary of the date of award or the day preceding the annual meeting of shareholders following the award.  The Board or a committee of the Board may also make additional awards under the Director Plan, including awards of restricted stock to nonemployee directors in lieu of cash payments of annual retainers or annual committee chair or lead director fees.  A maximum of 400,000 shares are authorized to be issued under the plan.

Stock purchase plan

In 1999, the Company initiated an employee stock purchase plan (ESPP) to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company’s common stock through payroll deductions.  Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company’s employees to purchase common stock at 85% of quoted fair market value.  Under this plan, 550,000 shares are authorized for purchase.  During the six months ended June 30, 2006 and 2005, 20,000 and 31,000 shares, respectively, of common stock were purchased under this plan.

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

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for stock options, restricted stock and shares issued under the ESPP of $2.7 million or $1.7 million after tax and $5.3 million or $3.2 million after tax in the three and six month periods ended June 30, 2006, respectively.  The impact of stock-based compensation expense on basic and diluted earnings per share was $0.04 and $0.08 for the three and six month periods ended June 30, 2006, respectively.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the three and six month periods ended June 30, 2005 (in thousands, except per share amounts):

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net income as reported	$ 19,867	$ 12,702
Add: Total stock-based compensation expense included in net income, net of tax	91	49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,065	504
Pro forma net income	$ 18,893	$ 12,247
Earnings per share:
Basic-as reported	$ 0.39	$ 0.25
Basic-pro forma	0.37	0.24
Diluted-as reported	0.38	0.25
Diluted-pro forma	0.37	0.24

Stock Options

Option awards issued under the Long-Term Incentive Plan are subject to a graded vesting over a service period of 3 or 5 years.  Option awards issued under the EGL Director Plan generally are subject to vesting over a twelve-month period.  In December 2005, the Company granted options to purchase 1.4 million shares to certain of its employees and executive officers with the number of options to be exercisable contingent upon satisfying performance vesting and time vesting criteria.  The performance vesting of the option shares is determined based upon the Company’s earnings per share (EPS) for the year ending December 31, 2006.  Any portion of the option shares that do not satisfy the performance vesting criteria will terminate upon determining the EPS for 2006.  The portion of the options that satisfy the performance criteria will vest over a three year period with one third vesting in March 2007 upon determination of the EPS for 2006 with the remaining shares vesting in two equal installments in December 2007 and 2008.  The Company believes it is probable that such performance criteria will be met and began recognizing expense on such options effective January 1, 2006.  There was no compensation expense in 2005 for these stock-based awards.

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

A summary of stock option transactions for the six months ended June 30, 2006 is as follows:

	Options	Weighted average exercise price	Average remaining life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	3,145	$ 28.08
Granted	144	43.79
Exercised	(623)	22.88
Cancelled or forfeited	(102)	26.86
Outstanding at June 30, 2006	2,564	$ 30.28	5.74	$ 50,986
Exercisable at June 30, 2006	512	$ 20.73	3.14	$ 15,073

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Options to purchase 144,000 shares of stock were issued during the six months ended June 30, 2006.  The weighted-average fair values of options granted during the six months ended June 30, 2006 was $19.42.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $12.9 million and $9.7 million, respectively.  Option exercises are settled with newly issued shares of the Company’s common stock.

A summary of the unvested shares as of December 31, 2005 and changes during the six months ended June 30, 2006 is as follows:

	Shares	Weighted average grant date price
	(in thousands)
Unvested at December 31, 2005	2,014	$ 31.60
Granted	144	43.79
Vested	(24)	27.69
Cancelled or forfeited	(82)	27.55
Unvested at June 30, 2006	2,052	$ 32.66

As of June 30, 2006, there was $24.8 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s plans.  That cost is expected to be recognized over a weighted-average period of 2.38 years.  The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $1.0 million and $5.9 million, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option adjusted for future projected volatility.  The expected term was determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107.  The risk-free rate for the expected term of the option is based on the U.S. Treasury rate with a maturity commensurate with the expected term of the option in effect at the time of the grant.  Expected dividend yield was not considered in the option pricing formula as the Company does not pay dividends and has no plans to do so in the future.  The weighted average assumptions used for grants in the six months ended June 30, 2006 are as follows:

Expected volatility	45.00%
Risk-free interest rate	4.74
Expected life of option (years)	4.50

Restricted Stock

The Company issues restricted stock to certain executive officers and other key employees under the Long-Term Incentive Plan.  The Company issued 37,500 shares of restricted common stock to its executive officers and other key employees on March 16, 2006.  One-fifth of the restricted shares vested in March 2006.  The remaining restricted shares will then vest in four equal installments in December of the years 2006 through 2009.  Upon vesting, the shares of common stock of the Company awarded as set forth above shall have no further restrictions.  In addition, restricted stock is issued to the Company’s Board of Directors under the EGL Director Plan generally with a twelve-month vesting period.  The Company issued 6,700 shares of restricted common stock under the Director Plan on May 16, 2006.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The fair value of restricted stock is the excess of the average market price or closing price of the Company’s common stock at the date of grant over the exercise price, which is zero.  Under the provisions of SFAS 123R, the recognition of unearned compensation at the date restricted stock is granted is no longer required.  Therefore, the amount that had been in unearned compensation expense as of January 1, 2006 was reclassified into additional paid-in capital.

A summary of restricted stock transactions for the six months ended June 30, 2006 is as follows:

	Restricted stock	Weighted average grant price	Average remaining life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	25	$ 22.59
Granted	44	43.83
Vested	(22)	45.92
Cancelled or forfeited	-	-
Outstanding at June 30, 2006	47	$ 40.46	2.86	$ 2,214

The weighted-average fair values of restricted stock granted during the six months ended June 30, 2006 was $43.83.  The total intrinsic value of restricted stock released during the six months ended June 30, 2006 was $999,000.  As of June 30, 2006, there was $2.0 million of total unrecognized compensation cost related to restricted stock.  That cost is expected to be recognized over a weighted-average period of 2.86 years.  The Company generally issues shares for restricted stock and shares under the ESPP from treasury shares.

Note 5 - Comprehensive income

Components of comprehensive income are as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net income	$ 25,910	$ 19,867	$ 14,806	$ 12,702
Foreign currency translation adjustments	13,511	(7,899)	9,948	(4,303)
Marketable securities, net	(2)	(2)	(9)	(2)
Minimum pension liability adjustment, net of tax	596	-	-	-
Fair value of cash flow hedge, net of tax	589	-	213	-
Comprehensive income	$ 40,604	$ 11,966	$ 24,958	$ 8,397

Note 6 – Future lease obligations

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  Non-merger restructuring facility accruals are included in other liabilities and other non-current liabilities on the condensed consolidated balance sheet.  The changes in these accruals during the six months ended June 30, 2006 are as follows:

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2005	$ 5,066
Additions	136
Revisions to estimates	56
Payments	(470)
Accrued liability at June 30, 2006	$ 4,788

Amounts recorded for future lease obligations are net of approximately $15.9 million in anticipated future recoveries from actual sublease agreements and $8.8 million from expected sublease agreements as of June 30, 2006.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of June 30, 2006 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2006 to 2025 and sublease agreements expire from 2006 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Note 7 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts (in thousands):

	June 30,	December 31,
	2006	2005
General and administrative expense accruals	$ 28,424	$ 30,321
Insurance payable	24,083	18,609
Other current liabilities	19,567	16,134
Accrued professional fees and legal matters	13,332	16,623
Other accrued taxes	6,396	7,205
Accrued interest	2,067	2,251
Vacant facilities accruals	1,282	2,267
Total	$ 95,151	$ 93,410

Note 8 – Debt

Debt consists of the following amounts (in thousands):

	June 30, 2006	December 31, 2005
Senior floating rate secured notes	$ 100,000	$ 100,000
Borrowings on revolving line of credit	62,200	93,800
Financed vehicles	21,236	18,012
Borrowings on international credit facilities	2,661	7,347
Mortgage payable	2,383	2,040
Financed software licenses and maintenance	672	1,859
Financed insurance premiums	588	1,740
Notes payable to sellers	400	400
Other debt	3,331	5,324
Total debt	193,471	230,522

Current portion of debt	9,492	15,967
Long-term debt	$ 183,979	$ 214,555

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

The Company may use borrowings under the Amended and Restated Credit Agreement for working capital, capital expenditures and other lawful corporate purposes, to make permitted acquisitions and investments, to pay dividends subject to certain limitations and to repurchase its common stock.

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

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  At June 30, 2006, the Company had borrowings of $62.2 million, $16.6 million in letters of credit outstanding and unused borrowing capacity of $221.2 million under the Amended and Restated Credit Agreement.

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

International credit facilities and other debt

As of June 30, 2006, the Company had $25.3 million of borrowing capacity on international credit facilities and $2.7 million outstanding against those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of the Company’s operations in Thailand, which is payable in annual installments of $200,000 through 2008.  As of June 30, 2006, the Company has $588,000 outstanding under financed insurance premiums payable in monthly installments of approximately $196,000 through September 2006.  Financed software licenses and maintenance are payable in quarterly installments of approximately $234,000 and $265,000 in September and December 2006, respectively and $175,000 in March 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $355,000 through July 2011 and have implied interest rates averaging 7.2%.

Note 9 – Interest rate swap

In November 2005, the Company entered into an interest rate swap transaction with a third-party financial institution to hedge its exposure to changes in the fair value of the Company’s $100 million floating rate, senior secured notes, which has been designated as a fair value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 149.  In accordance with the swap agreement, the notional amount stepped down to $75 million in April 2006.

The fair value of the Company’s interest rate swap agreement recorded as a derivative asset and included in other assets, net on the Company’s condensed consolidated balance sheet totaled approximately $727,000 as of June 30, 2006, and recorded as a derivative liability and included in other noncurrent liabilities in the Company’s condensed consolidated balance sheet totaled approximately $301,000 as of December 31, 2005.  The change in the mark-to-market valuation is a component of other comprehensive income (see Note 5).  The interest rate swap expires in January 2009.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company secures guarantees primarily by three methods:  a $75 million standby letter of credit subfacility (Note 8), surety bonds and security time deposits, which are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and letters of credit in the normal course of business.  IATA-related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Letters of credit include, but are not limited to, facilities associated with insurance requirements and certain potential tax obligations.  Generally, letters of credit have one-year or two-year terms and are renewed upon expiration.  As of June 30, 2006, total IATA-related guarantees, customs bonds and letters of credit were approximately $92.9 million.  Approximately $66.3 million of guarantees, customs bonds and letters of credit were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $14.2 million which were recorded as liabilities on the Company’s consolidated balance sheet.

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

In March 2006, the Company received a payment of $517,000 on its property insurance claim which resulted in a gain of $324,000 in the accompanying condensed consolidated statement of income.  On March 31, 2006, the Company resolved its outstanding business interruption claim with its insurance carrier.  The total agreed amount was $3.1 million which includes the $928,000 interim payment received in May 2005.  The outstanding payment of $2.2 million, of which

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

$223,000, $1.5 million and $483,000 were recorded in revenues, personnel costs and other selling, general and administrative expenses, respectively, was received on May 4, 2006.

As of June 30, 2006, $4.7 million of cargo claims have been settled under the Company’s insurance policy.  An additional estimated $6.4 million of claims remain open of which $5.3 million is deemed probable of recovery under the Company’s insurance policy.  As of June 30, 2006, the Company has recorded a liability of $1.1 million for the estimated claims in excess of its insurance policy limits, of which $46,000 and $213,000 was expensed in the first and second quarters of 2006, respectively.  At June 30, 2006, a $5.3 million insurance receivable and a $6.4 million insurance liability for these estimated cargo losses were included in the Company’s condensed consolidated balance sheet.  However, existing claims could be settled in excess of the Company’s insurance limits, which could have a material adverse impact on its financial position, cash flows and results of operations.

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

As a result of discussions with the government, we received a letter from the United States Attorneys Office for the Eastern District of Texas on December 12, 2005, offering to settle the war risk surcharge issue for the sum of $4.0 million.  Of the $4.0 million, $1.1 million reimburses the government for war risk surcharges (the full amount of which had been previously reserved in EGL’s financial statements), and the remaining $2.9 million represents penalties for improper billings.  EGL entered into a settlement agreement with the government in accordance with the letter on June 5, 2006 and paid the $4.0 million on June 21, 2006.  Recognizing EGL’s cooperation in and assistance with the government’s review, as part of the settlement the United States Attorneys Office and the Defense Criminal Investigative Service agreed to waive all investigatory expenses.  In addition, the United States Attorneys Office for the Eastern District of Texas is not expected to recommend to the DOD or the Department of Justice any criminal indictment of the Company related to the war risk surcharges.

Federal income tax audit

The Company’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the Internal Revenue Service (IRS).  The case has been with the Appeals Division of the IRS since June 2005 with settlement discussions continuing.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

foreign affiliates which were taken as tax deductions on the 2000 and 2001 fiscal return years for both EGL and Circle.  The IRS is also proposing to disallow the deduction of various software research and development expenditures that were taken as tax deductions on the 2000 and 2001 fiscal tax returns for EGL.

If the proposed adjustments were upheld, the Company would be required to pay a total amount of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of income, plus accrued interest of approximately $5.7 million through June 30, 2006.  The remaining cash tax impact of $7.5 million is related to temporary items that will be recovered in future periods.  No penalties have been proposed by the IRS as part of this examination.  Interest will continue to accrue until the matters are resolved.  The Company believes that the matters raised by the IRS were properly reported on its U.S. federal income tax returns in accordance with applicable laws and regulations in effect during the tax periods involved and is challenging these adjustments vigorously.  While the outcome of proceedings for these matters cannot be predicted with certainty, the Company believes that its U.S. federal income tax returns were completed in accordance with applicable laws and regulations and does not believe material adjustments to its tax returns are probable at this time.  However there is no assurance that the final outcome of the future proceedings with the IRS will not result in material adjustments which would have a material adverse impact on the Company’s results of operations, financial position and cash flows.

Note 12 – Employee benefit plans

The Company maintains the EGL, Inc. 401(k) Plan pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year. During the three months and six months ended June 30, 2006, the Company funded the 2005 discretionary contribution to the plan of $2.0 million.

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Net benefit cost for defined benefit plans:
Service cost	$ 1,119	$ 1,191	$ 715	$ 689
Interest cost	1,009	1,132	648	672
Expected return on plan assets	(991)	(1,106)	(625)	(658)
Recognized gains and losses	25	7	11	6
Amortization of prior service cost	177	180	134	105
Net pension enhancement and curtailment/ settlement expense	-	(2)	4	6
Net benefit cost for defined benefit plans	$ 1,339	$ 1,402	$ 887	$ 820
Contributions to benefit plans	$ 1,123	$ 1,294	$ 254	$ 354

Estimated contributions to the defined benefit plans for the period of July 1 to December 31, 2006 are approximately $331,000.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13 – Related party transactions

Aircraft usage payments

In conjunction with the Company’s business activities, the Company periodically utilized aircraft owned or leased by entities that are controlled by James R. Crane, the Company’s Chief Executive Officer.  In January 2005, the Company purchased from an unrelated party an aircraft that was previously leased by an entity controlled by Mr. Crane for $12.5 million to be utilized for business travel, eliminating the use of Mr. Crane’s aircraft and reimbursement thereof.

For 2006, the Compensation Committee of the Board of Directors of the Company approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 141.3 hours of personal use of the Company’s aircraft without reimbursement by Mr. Crane.  In the three months and six months ended June 30, 2006, Mr. Crane used 25.6 and 53.6 hours, respectively.  Members of the Company’s Board of Directors are also allowed personal usage of the Company’s aircraft subject to availability, with priority given to the Company’s usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  In the six months ended June 30, 2006, the directors did not utilize the company plane.  The Company intends to include usage of its aircraft as taxable income as required by current U.S. federal income tax regulations for Mr. Crane and each director.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.

In the second quarter of 2006, the Company made a decision to sell the aircraft as it was not utilized to the extent anticipated when purchased.  The sale is expected to be completed by the end of 2006.  As of June 30, 2006, the Company had designated the aircraft as an asset held for sale.  The Company reclassified $11.4 million, which represents the net realizable value of the aircraft as of June 30, 2006, from property, plant and equipment to assets held for sale.  The Company recognized an impairment loss on the asset of $369,000, which is the difference of the carrying value of the asset and the net realizable value of the asset at June 30, 2006.  The asset held for sale is included in other assets, net on the Company’s condensed consolidated balance sheet.

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by Mr. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  During the six months ended June 30, 2006 and 2005, the Company was reimbursed $31,000 and $101,000, respectively.  The Company received reimbursements of $23,000 and $26,000 for the quarter ended June 30, 2006 and 2005, respectively.  The amount billed but not received as of June 30, 2006 was $31,000 and is included in other receivables on the consolidated balance sheets.

Note 14 – Business segment information

The Company is organized functionally in geographic operating segments.  Accordingly, management focuses its attention on revenues, net revenues, income before taxes, identifiable assets, capital expenditures and depreciation and amortization in each of these geographical divisions when evaluating the effectiveness of geographic management.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial information regarding the Company’s operations by geographic division for the six and three months ended June 30, 2006 and 2005 is as follows (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Six months ended June 30, 2006:
Total revenues	$ 678,765	$ 48,184	$ 304,071	$ 528,204	$ (35,568)	$ 1,523,656
Interdivision revenues	(13,234)	(2,921)	(7,923)	(11,490)	35,568	-
Revenues from external customers	$ 665,531	$ 45,263	$ 296,148	$ 516,714	$ -	$ 1,523,656
Total net revenues	$ 288,892	$ 16,925	$ 102,982	$ 78,075	$ -	$ 486,874
Intercompany (income) expense	(1,371)	(1,589)	(1,894)	4,854	-	-
Net revenues	$ 287,521	$ 15,336	$ 101,088	$ 82,929	$ -	$ 486,874
Income before taxes	$ 40,251	$ 412	$ 13,834	$ 13,769		$ 68,266
Capital expenditures	$ 13,678	$ 772	$ 2,672	$ 1,107		$ 18,229
Depreciation and amortization expense	$ 7,696	$ 453	$ 2,329	$ 2,070		$ 12,548

Six months ended June 30, 2005:
Total revenues	$ 674,658	$ 54,496	$ 328,249	$ 457,686	$ (33,169)	$ 1,481,920
Interdivision revenues	(10,779)	(2,837)	(9,243)	(10,310)	33,169	-
Revenues from external customers	$ 663,879	$ 51,659	$ 319,006	$ 447,376	$ -	$ 1,481,920
Total net revenues	$ 272,003	$ 12,680	$ 95,563	$ 69,682	$ -	$ 449,928
Intercompany (income) expense	1,848	(1,478)	(2,773)	2,403	-	-
Net revenues	$ 273,851	$ 11,202	$ 92,790	$ 72,085	$ -	$ 449,928
Income (loss) before taxes	$ 26,845	$ 827	$ (1,945)	$ 12,995		$ 38,722
Capital expenditures	$ 9,295	$ 222	$ 1,068	$ 2,167		$ 12,752
Depreciation and amortization expense	$ 10,166	$ 291	$ 2,138	$ 2,088		$ 14,683

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Three months ended June 30, 2006:
Total revenues	$ 346,448	$ 24,705	$ 152,306	$ 265,548	$ (17,714)	$ 771,293
Interdivision revenues	(6,595)	(1,502)	(3,875)	(5,742)	17,714	-
Revenues from external customers	$ 339,853	$ 23,203	$ 148,431	$ 259,806	$ -	$ 771,293
Total net revenues	$ 146,238	$ 8,872	$ 54,901	$ 39,662	$ -	$ 249,673
Intercompany (income) expense	(649)	(813)	(838)	2,300	-	-
Net revenues	$ 145,589	$ 8,059	$ 54,063	$ 41,962	$ -	$ 249,673
Income before taxes	$ 20,437	$ 283	$ 8,331	$ 8,207		$ 37,258
Capital expenditures	$ 7,313	$ 442	$ 2,401	$ 630		$ 10,786
Depreciation and amortization expense	$ 3,348	$ 171	$ 1,128	$ 994		$ 5,641

Three months ended June 30, 2005:
Total revenues	$ 351,164	$ 29,603	$ 171,340	$ 246,822	$ (17,675)	$ 781,254
Interdivision revenues	(5,790)	(1,552)	(4,973)	(5,360)	17,675	-
Revenues from external customers	$ 345,374	$ 28,051	$ 166,367	$ 241,462	$ -	$ 781,254
Total net revenues	$ 142,482	$ 7,005	$ 50,060	$ 36,949	$ -	$ 236,496
Intercompany (income) expense	368	(670)	(1,573)	1,875	-	-
Net revenues	$ 142,850	$ 6,335	$ 48,487	$ 38,824	$ -	$ 236,496
Income (loss) before taxes	$ 17,721	$ 305	$ 1,395	$ 6,573		$ 25,994
Capital expenditures	$ 4,088	$ 148	$ 684	$ 1,637		$ 6,557
Depreciation and amortization expense	$ 5,222	$ 152	$ 1,109	$ 1,118		$ 7,601

Revenues from transfers between divisions represent approximate amounts that would be charged if an unaffiliated company provided the services.  Revenues and expenses for geographic divisions include 100 percent of amounts for unconsolidated affiliates directly involved in freight forwarding activities.  Total divisional revenues are reconciled with total consolidated revenues by eliminating inter-divisional revenues and revenues and expenses for unconsolidated affiliates.  Income (loss) before taxes by geographic division includes profits (losses) on intercompany transactions.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The reconciliation between income before taxes, capital expenditures and depreciation and amortization for reportable segments to consolidated amounts is as follows (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005
Income before taxes for reportable segments	$ 68,266	$ 38,722	$ 37,258	$ 25,994
Interest, corporate administrative expenses and other miscellaneous nonoperating income (expense)	(25,967)	(2,134)	(13,358)	(2,726)
Income before taxes	$ 42,299	$ 36,588	$ 23,900	$ 23,268

Capital expenditures for reportable segments	$ 18,229	$ 12,752	$ 10,786	$ 6,557
Capital expenditures not allocated to segments	(399)	12,817	(425)	318
Capital expenditures	$ 17,830	$ 25,569	$ 10,361	$ 6,875

Depreciation and amortization for reportable segments	$ 12,548	$ 14,683	$ 5,641	$ 7,601
Depreciation and amortization not allocated to segments	4,021	3,100	2,017	1,548
Depreciation and amortization	$ 16,569	$ 17,783	$ 7,658	$ 9,149

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Consolidated
Balance at June 30, 2006	$ 588,747	$ 45,391	$ 247,988	$ 231,018	$ 1,113,144
Balance at December 31, 2005	$ 582,525	$ 42,861	$ 240,107	$ 223,748	$ 1,089,241

EGL, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected selected aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and six months ended June 30, 2006 and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-27288).

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

We achieved gross revenues of $771 million for the quarter ended June 30, 2006, a 1.3% decrease over gross revenues of $781 million in the second quarter of 2005.  Our financial position was strengthened by lower costs and increased net revenues in the second quarter of 2006.  We remain committed to leveraging our infrastructure by containing our operating expenses and improving our yield management in 2006.

Our results of operations, cash flows and financial position for the second quarter of 2006 reflect, among other things, the following:

Leveraging our global network.  In the second quarter of 2006, we continued to leverage our global network and our ability to cross-sell services to increase volumes for all of our service offerings in all geographic divisions.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.

Continued focus on net revenue margins.  Gross revenues declined by 1% in the second quarter of 2006 as compared to the second quarter of 2005 in part due to our decision last year to re-evaluate and aggressively address specific business that did not generate acceptable levels of operating income.  Additionally, ocean gross revenues were impacted by price declines as additional container ship capacity was introduced into certain ocean trade lanes.  Our continued focus on addressing low margin business resulted in a 6% growth in net revenues.  Net revenue margins improved to 32.4% in the second quarter of 2006 from 30.3% in the second quarter of 2005.

Income tax.  The tax rate for the second quarter of 2006 was 38.1% which includes the impact of foreign operating losses for which no tax benefit will be realized.

Cash flows from operations.  Cash flows from operations for the first six months of 2006 were $51.2 million as compared to operating income of $48.4 million.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Global deployment of information technology systems.  In 2006, we continued the global deployment of our EGL Vision Suite of Technologies – Logistics Vision, Financial Vision and People Vision.  “Logistics Vision” is the freight forwarding system that allows a seamless flow of data across the globe, eliminating duplicate data entry on multiple systems.  “Financial Vision” is the Oracle-based financial system that allows global visibility of financial results, streamlined financial reporting and the ability to automate intercompany accounting and settlements.  “People Vision” is the Oracle-based human resources application that allows global visibility to employee tracking, training and development.  Management continues to believe that successful deployment of systems remains a critical component of improving operational efficiencies and effectively growing the business.  The global deployment of EGL Vision has continued in 2006.

Our organization continues to focus on increasing net revenue growth across all product lines and increasing operating income in all geographic locations.

Results of Operations

	Six Months Ended June 30,
	2006		2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 999,652	65.6	$ 953,711	64.3
Ocean freight forwarding	222,200	14.6	220,208	14.9
Customs brokerage and other	301,804	19.8	308,001	20.8
Revenues	$ 1,523,656	100.0	$ 1,481,920	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 276,518	27.7	$ 262,065	27.5
Ocean freight forwarding	53,323	24.0	44,292	20.1
Customs brokerage and other	157,033	52.0	143,571	46.6
Net revenues	486,874	32.0	449,928	30.4
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	274,959	56.5	261,124	58.0
Other selling, general and administrative expenses	163,516	33.6	160,053	35.6
EEOC legal settlement	-	-	(5,975)	(1.3)
Operating income	48,399	9.9	34,726	7.7
Nonoperating (income) expense, net	6,100	1.2	(1,862)	(0.4)
Income before provision for income taxes	42,299	8.7	36,588	8.1
Provision for income taxes	16,389	3.4	16,721	3.7
Net income	$ 25,910	5.3	$ 19,867	4.4

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenues increased $41.8 million, or 2.8%, to $1,523.7 million in the six months ended June 30, 2006 compared to $1,481.9 million in the six months ended June 30, 2005, due to a $46.0 million increase in air freight forwarding revenues and a $2.0 million increase in ocean freight forwarding revenues offset by a $6.2 million decrease in customs brokerage and other revenues.  Net revenues, which represent revenues less freight transportation costs, increased $37.0 million, or 8.2%, to $486.9 million in the six months ended June 30, 2006, compared to $449.9 million in the six months ended June 30, 2005 due to increases across all product lines.  Net revenue margins of 32.0% increased by 160 basis points from the second quarter of 2005 due to improvements in ocean freight forwarding and customs brokerage and other margins.

Air freight forwarding revenues.  Air freight forwarding revenues increased $46.0 million, or 4.8%, to $999.7 million in the six months ended June 30, 2006 compared to $953.7 million in the six months ended June 30, 2005 primarily due to continuing volume increases in Asia/South Pacific and North America.

Air freight forwarding net revenues increased $14.4 million, or 5.5%, to $276.5 million in the six months ended June 30, 2006 compared to $262.1 million in the six months ended June 30, 2005 due to increases in all geographic regions, especially North America.  Air freight forwarding margins increased to 27.7% in the six months ended June 30, 2006 compared to 27.5% for the six months ended June 30, 2005 due to our decision to re-evaluate and aggressively address specific business that did not generate acceptable levels of operating income.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $2.0 million, or 0.9%, to $222.2 million in the six months ended June 30, 2006 compared to $220.2 million in the six months ended June 30, 2005 primarily due to volume increases in Asia/South Pacific and Europe/Middle East due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $9.0 million, or 20.3%, to $53.3 million in the six months ended June 30, 2006 compared to $44.3 million in the six months ended June 30, 2005 primarily due to increases in Asia/South Pacific and Europe/Middle East.  Ocean forwarding margins increased to 24.0% in the six months ended June 30, 2006 compared to 20.1% in the six months ended June 30, 2005 from increases across all geographic divisions due to the introduction of more capacity by ocean carriers which has resulted in lower prices.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, decreased $6.2 million, or 2.0% to $301.8 million in the six months ended June 30, 2006 compared to $308.0 million in the six months ended June 30, 2005.  Customs brokerage revenues decreased primarily due to a decline in Europe/Middle East and North America trade activity. Warehousing and logistics revenues increased due to continued growth in Asia/South Pacific and South America, offset by a decline in Europe/Middle East.

Customs brokerage and other net revenues increased by $13.4 million, or 9.3%, to $157.0 million in the six months ended June 30, 2006 compared to $143.6 million in the six months ended June 30, 2005.  Customs brokerage and other margins increased to 52.0% for the six months ended June 30, 2006, compared to 46.6% for the six months ended June 30, 2005, primarily due to new projects with higher margins in North America and Europe/Middle East and disposition of several lower margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $13.9 million, or 5.3%, to $275.0 million in the six months ended June 30, 2006 compared to $261.1 million in the six months ended June 30, 2005.  As a percentage of net revenues, personnel costs were 56.5% in the six months ended June 30, 2006 compared to 58.0% in the six months ended June 30, 2005 due to growth in net revenues offset somewhat by a 6% increase in headcount.  The increase in personnel costs was due primarily to stock-based compensation expense resulting from the implementation of FAS 123R and increased incentive compensation expense due to our strong financial performance in the six months ended June 30, 2006.  We implemented FAS 123R on January 1, 2006 and incurred $5.3

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

million of stock-based compensation expense during the six months ended June 30, 2006, as compared to $91,000 of stock-based compensation expense in the six months ended June 30, 2005.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $3.4 million, or 2.1%, to $163.5 million in the six months ended June 30, 2006 compared to $160.1 million in the six months ended June 30, 2005.  The increase is primarily due to higher professional fees and insurance premiums and claims activity offset by decreased bad debt expense and depreciation.  As a percentage of net revenues, other selling, general and administrative expenses were 33.6% in the six months ended June 30, 2006, compared to 35.6% in the six months ended June 30, 2005.

EEOC legal settlement.  In February 2005, we recaptured $6.0 million of $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating (income) expense, net.  For the six months ended June 30, 2006, nonoperating expense, net, was $6.1 million compared to nonoperating income of $1.9 million for the six months ended June 30, 2005.  The $8.0 million change was due primarily to a $3.2 million increase in foreign exchange losses due to a weakening of the U.S. dollar particularly against Asian currencies and a $4.1 million increase in net interest expense.

Effective tax rate.  The effective tax rate for the six months ended June 30, 2006 was 38.7% compared to 45.7% for the six months ended June 30, 2005.  The effective tax rate decreased from the six months ended June 30, 2005 due to a reduction of foreign operating losses for which no tax benefit will be realized.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

	Three Months Ended June 30,
	2006		2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 504,780	65.5	$ 509,108	65.1
Ocean freight forwarding	112,710	14.6	115,335	14.8
Customs brokerage and other	153,803	19.9	156,811	20.1
Revenues	$ 771,293	100.0	$ 781,254	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 139,399	27.6	$ 138,829	27.3
Ocean freight forwarding	27,970	24.8	23,428	20.3
Customs brokerage and other	82,304	53.5	74,239	47.3
Net revenues	249,673	32.4	236,496	30.3
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	140,363	56.2	135,922	57.5
Other selling, general and administrative expenses	82,792	33.2	79,571	33.6
Operating income	26,518	10.6	21,003	8.9
Nonoperating (income) expense, net	2,618	1.0	(2,265)	(1.0)
Income before provision for income taxes	23,900	9.6	23,268	9.9
Provision for income taxes	9,094	3.7	10,566	4.5
Net income	$ 14,806	5.9	$ 12,702	5.4

Three Months Ended June 30, 2006 Compared To Three Months Ended June 30, 2005

Revenues decreased $10.0 million, or 1.3%, to $771.3 million in the three months ended June 30, 2006 compared to $781.3 million in the three months ended June 30, 2005 due to decreases of $4.3 million in air freight forwarding revenues, $2.6 million in ocean freight forwarding revenues and $3.0 million in customs brokerage and other revenues.  Net revenues, which represent revenues less freight transportation costs, increased $13.2 million, or 5.6%, to $249.7 million in the three months ended June 30, 2006 compared to $236.5 million in the three months ended June 30, 2005 due to increases across all product lines.  Net revenue margins of 32.4% increased by 210 basis points from the second quarter of 2005 due to improvements in all product lines.

Air freight forwarding revenues.  Air freight forwarding revenues decreased $4.3 million, or 0.8%, to $504.8 million in the three months ended June 30, 2006 compared to $509.1 million in the three months ended June 30, 2005 primarily due to declines in volume and shipments in North America and South America and a decrease in Europe/Middle East due to an increase in shipments and volumes at lower selling rates.  These decreases were offset by increases in volume and shipments in Asia/South Pacific.

Air freight forwarding net revenues increased $570,000, or 0.4%, to $139.4 million in the three months ended June 30, 2006 compared to $138.8 million in the three months ended June 30, 2005 due to increases in Europe/Middle

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

East and North America, offset by a decrease in Asia/South Pacific.  Air freight forwarding margins increased to 27.6% in the three months ended June 30, 2006 compared to 27.3% for the three months ended June 30, 2005 due to our decision to re-evaluate and aggressively address specific business that did not generate acceptable levels of operating income.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues decreased $2.6 million, or 2.3%, to $112.7 million in the three months ended June 30, 2006 compared to $115.3 million in the three months ended June 30, 2005 due primarily to declines in South America, North America and Europe/Middle East, offset by an increase in Asia/South Pacific.  While volume and shipments increased across all geographic divisions, ocean gross revenues were impacted by price declines as additional container ship capacity was introduced into certain ocean trade lanes.

Ocean freight forwarding net revenues increased $4.6 million, or 19.7%, to $28.0 million in the three months ended June 30, 2006 compared to $23.4 million in the three months ended June 30, 2005 primarily due to increases in Asia/South Pacific and Europe/Middle East.  Ocean forwarding margins, increased to 24.8% in the three months ended June 30, 2006 compared to 20.3% in the three months ended June 30, 2005 from increases across all geographic divisions due to the introduction of more capacity by ocean carriers which has resulted in lower prices.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, decreased $3.0 million, or 1.9%, to $153.8 million in the three months ended June 30, 2006 compared to $156.8 million in the three months ended June 30, 2005.  Customs brokerage revenues decreased primarily due to a decline in Europe/Middle East and North America trade activity.  Warehousing and logistics revenues increased due to growth in North America and Asia/South Pacific, offset by a decline in Europe/Middle East.

Customs brokerage and other net revenues increased by $8.1 million, or 10.9%, to $82.3 million in the three months ended June 30, 2006 compared to $74.2 million in the three months ended June 30, 2005.  Customs brokerage and other margins increased to 53.5% for the three months ended June 30, 2006 compared to 47.3% for the three months ended June 30, 2005 primarily due to higher margins in Europe/Middle East and North America resulting from new projects with higher margins and disposition of several lower margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $4.5 million, or 3.3%, to $140.4 million in the three months ended June 30, 2006, compared to $135.9 million in the three months ended June 30, 2005.  As a percentage of net revenues, personnel costs were 56.2% in the three months ended June 30, 2006, compared to 57.5% in the three months ended June 30, 2005, due to growth in net revenues offset by an increase in headcount.  The increase in personnel costs was due primarily to stock-based compensation expense resulting from the implementation of FAS 123R and increased temporary labor.  We implemented FAS 123R on January 1, 2006 and incurred $2.7 million of stock-based compensation expense during the three months ended June 30, 2006, as compared to $49,000 of stock-based compensation expense in the three months ended June 30, 2005.  Temporary labor increased primarily due to new logistics projects in North America.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $3.2 million or 4.0%, to $82.8 million in the three months ended June 30, 2006 compared to $79.6 million in the three months ended June 30, 2005.  The increase is primarily due to increased communications costs, professional fees, facilities and maintenance costs and travel and entertainment expenses, offset by a decrease in depreciation.  As a percentage of net revenues, other selling, general and administrative expenses were 33.2% in the three months ended June 30, 2006, compared to 33.6% in the three months ended June 30, 2005.

Nonoperating income (expense), net.  For the three months ended June 30, 2006, nonoperating expense, net, was $2.6 million compared to nonoperating income of $2.3 million for the three months ended June 30, 2005.  The $4.9 million change was primarily due to a $2.5 million increase in foreign exchange losses due to a weakening of the U.S. dollar particularly against certain Asian currencies and a $1.9 million increase in net interest expense.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effective tax rate.  The effective tax rate for the three months ended June 30, 2006 was 38.1% compared to 45.4% for the three months ended June 30, 2005.  The effective tax rate decreased from the three months ended June 30, 2005 due to a reduction of foreign operating losses for which no tax benefit will be realized.

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

As primarily a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2006 will be in the range of $45 to $50 million, with a range of $32 to $37 million expected on information systems expenditures.  Our capital expenditures for the six months ended June 30, 2006, were $17.8 million.

Based on current plans, we believe that our existing capital resources, including $134.8 million of cash and cash equivalents and $221.2 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through June 30, 2007.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

Cash flows from operating activities.  Net cash provided by operating activities was $51.2 million in the six months ended June 30, 2006 compared to $85.2 million in the six months ended June 30, 2005.  The decrease in cash flows from operating activities is primarily due to a net decrease in changes from working capital, offset somewhat by an increase in net income.  In the six months ended June 30, 2006, there was a $1.7 million net decrease in cash from changes in working capital, primarily due to a $18.6 million decrease in payables and other accrued liabilities and a $11.7 million increase in other assets and liabilities, offset by a $24.3 million decrease in trade receivables, due to improved collection efforts, and a $4.3 million decrease in other receivables.  In the six months ended June 30, 2005, there was a $44.7 million net increase in working capital, primarily due to a $36.6 million decrease in trade receivables, due to improved collection efforts, a $15.6 million increase in payables and other accrued liabilities and a $3.4 million decrease in other receivables, offset by a $10.8 million increase in other assets and liabilities.

Cash flows from investing activities.  Net cash used in investing activities in the six months ended June 30, 2006 was $13.3 million compared to $19.6 million in the six months ended June 30, 2005.  We incurred capital expenditures

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

of $17.8 million during the six months ended June 30, 2006 as compared to $25.6 million during the six months ended June 30, 2005.  Capital expenditures in 2005 related primarily to the purchase of a corporate plane for $12.5 million.  In the six months ended June 30, 2006, we received $3.3 million from sales of property and equipment as compared to $1.0 million in the six months ended June 30, 2005.  In the six months ended June 30, 2006, $594,000 was transferred from restricted cash, as compared to the six months ended June 30, 2005, during which $7.6 million was transferred from restricted cash primarily as a result of the U.S. District Court order granting the recapture of $6.0 million of the Settlement Fund.  In connection with our acquisition of Miami International Forwarders in 2003 and the buyout of a minority interest partner in Thailand in 2001, we made earnout payments totaling $4.2 million in the six months ended June 30, 2005.  Additionally, in the six months ended June 30, 2006, we purchased a freight forwarding and customs brokerage operation in Colombia for $1.4 million, net of cash acquired and received $1.3 million from the sale of TDS Logistic, Inc.

Cash flows from financing activities.  Net cash used in financing activities in the six months ended June 30, 2006 was $22.1 million compared to net cash used of $57.0 million in the six months ended June 30, 2005.  The cash used in financing activities for the six months ended June 30, 2006 consists of $232.5 million in repayments of debt, $2.6 million of repayment of financed insurance premiums, $2.5 million from the repayment of short-term debt, net of issuances and $1.1 million in payments of capital lease obligations, offset by $197.1 million in proceeds from the issuance of debt, $14.3 million in proceeds from the exercise of 623,000 stock options and $5.0 million in excess tax benefits from employee stock plans.  The cash used in financing activities in the six months ended June 30, 2005 consists of the repurchase of approximately 4.9 million shares of our outstanding common stock for $93.6 million, $52.6 million in repayments of debt, $1.5 million of repayment of financed insurance premiums and $863,000 in payments of capital lease obligations, offset by $83.4 million in proceeds of the issuance of debt, $5.5 million from the exercise of 295,000 stock options and $1.8 million from the issuance of short-term debt, net of repayments.

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

We may use borrowings under the Amended and Restated Credit Agreement for working capital, capital expenditures and other lawful corporate purposes, to make permitted acquisitions and investments, to pay dividends subject to certain limitations and to repurchase our common stock.

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

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  At June 30, 2006, we had borrowings of $62.2 million, $16.6 million in letters of credit outstanding and unused borrowing capacity of $221.2 million under the Amended and Restated Credit Agreement.

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

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of June 30, 2006, $44.6 million of this software was under development and was not being depreciated.  Our expected capital expenditures for the year ending December 31, 2006 are approximately $45 to $50 million, including approximately $32 to $37 million for information technology development and upgrades.

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

Federal income tax audit.  As discussed in note 11 of the notes to our consolidated financial statements, EGL’s U.S. federal income tax returns from fiscal years 2000 to 2001 have been audited by the IRS with the case currently at

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

the Appeals division for resolution.  The IRS has proposed, among other items, to disallow various merger transaction costs and various software research and development expenditures taken as tax deductions.  If the proposed adjustments are upheld, we would be required to pay a total of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of income, plus accrued interest of approximately $5.7 million through June 30, 2006.  We believe our U.S. federal income tax returns were completed in accordance with applicable laws and regulations and do not believe material adjustments to our tax returns are probable.  However, there is no assurance that the final outcome will not result in material adjustments which would have a material adverse impact on our results of operations and cash flows.

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

We secure these guarantees primarily by three methods:  a $75 million standby letter of credit sub-facility included within our Amended and Restated Credit Agreement, surety bonds and security time deposits.  Security time deposits are restricted as to withdrawal for a specified timeframe and are classified on our balance sheet as restricted cash.  As of June 30, 2006, we had $16.6 million in letters of credit outstanding.  We also issue IATA (International Air Transportation Association) related guarantees, customs bonds and letters of credit in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Letters of credit include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of June 30, 2006, total IATA related guarantees, customs bonds and letters of credit were approximately $92.9 million.  Approximately $66.3 million of guarantees, customs bonds and letters of credit were outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $14.2 million, which were recorded as liabilities on our consolidated balance sheet.

Leases.  We enter into operating lease agreements, principally for freight operation facilities and office space.  These leases are non-cancelable and expire on various dates through 2025.  Certain of our lease agreements contain renewal options and rent escalation clauses.  These leases allow us to conserve cash by paying a monthly lease payment for use of facilities, rather than purchasing the facilities.  We may decide to cancel or terminate a lease before the end of its term due to excess capacity resulting from having multiple facilities in certain locations or changing business needs, in which case we typically are liable to the lessor for the remaining lease payments under the term of the lease.  We maintain facility accruals for remaining lease obligations under non-cancelable operating leases at domestic and international locations that we have vacated.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contractual Obligations

As of June 30, 2006, there have not been any material changes in EGL's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains systems of disclosure controls and procedures designed to (1) ensure that information required to be disclosed in the Company’s reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, (2) and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure, as defined in Rules 13a - 15 (e) and 15d - 15(e) under the Exchange Act.  During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2006.  Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended June 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of discussions with the government, we received a letter from the United States Attorneys Office for the Eastern District of Texas on December 12, 2005 offering to settle the war risk surcharge issue for the sum of $4.0 million.  Of the $4.0 million, $1.1 million reimburses the government for war risk surcharges (the full amount of which had been previously reserved in EGL’s financial statements), and the remaining $2.9 million represents penalties for improper billings.  EGL entered into a settlement agreement with the government in accordance with the letter on June 5, 2006 and paid the $4.0 million on June 21, 2006.  Recognizing EGL’s cooperation in and assistance with the government’s review, as part of the settlement the United States Attorneys Office and the Defense Criminal Investigative Service agreed to waive all investigatory expenses.  In addition, the United States Attorneys Office for the Eastern District of Texas is not expected to recommend to the DOD or the Department of Justice any criminal indictment of EGL related to the war risk surcharges.  In December 2005, EGL recorded a charge of $2.9 million for this penalty.

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

EGL, INC.

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

EGL, INC.

successfully and timely deploy these information technology systems can adversely impact our operational efficiencies and could slow or prevent future growth.

ITEM 2.  UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of stockholders was held in Houston, Texas on May 16, 2006 for the purpose of voting on the proposals described below.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management’s solicitation.

Stockholders approved the election of seven directors, each to serve for a one-year term, by the following votes:

Director	For	Withheld
James R. Crane	32,986,133	820,322
Frank J. Hevrdejs	30,325,063	3,481,392
Paul William Hobby	32,721,021	1,085,434
Michael K. Jhin	32,735,936	1,070,519
Milton Carroll	32,736,036	1,070,419
Neil E. Kelley	22,301,448	11,505,007
James C. Flagg	31,034,472	2,771,983

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
*10.1

Form of 2006 Incentive Bonus Plan for Executive Management employees (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2006 and incorporated herein by reference).

*10.2	Amended and Restated Non Employee Director Stock Plan (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on May 22, 2006 and incorporated herein by reference).
*10.3	Form of EGL, Inc. Indemnification Agreement (filed as Exhibit 99.2 to EGL’s Form 8-K filed with the Securities and Exchange Commission on May 22, 2006 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.

EGL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

Date:  August 9, 2006

By:

/s/ James R. Crane

_______________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  August 9, 2006

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
*10.1

Form of 2006 Incentive Bonus Plan for Executive Management employees (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2006 and incorporated herein by reference).

*10.2	Amended and Restated Non Employee Director Stock Plan (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on May 22, 2006 and incorporated herein by reference).
*10.3	Form of EGL, Inc. Indemnification Agreement (filed as Exhibit 99.2 to EGL’s Form 8-K filed with the Securities and Exchange Commission on May 22, 2006 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.