Form 10-Q
period 2006-09-30
EGL INC
filed 2006-11-09
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006
or
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
YES NO X
At October 31, 2006 the number of shares outstanding of the registrant’s common stock was 40,686,175 (net of 5,739,417 treasury shares).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$ 145,979	$ 111,507
Restricted cash	14,166	11,702
Trade receivables, net of allowance of $11,631 and $12,566	616,515	560,954
Other receivables	33,162	30,237
Income tax receivable	3,742	4,367
Deferred income taxes	10,537	10,626
Other current assets	35,853	25,045
Total current assets	859,954	754,438
Property and equipment, net	185,932	185,906
Goodwill	115,666	113,048
Other assets, net	53,678	35,849
Total assets	$ 1,215,230	$ 1,089,241
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 378,500	$ 342,351
Accrued salaries and related costs	56,807	51,541
Current portion of long-term debt	13,892	15,967
Income taxes payable	8,845	5,215
Accrued selling, general and administrative expenses and other liabilities	107,673	93,410
Total current liabilities	565,717	508,484
Deferred income taxes	23,923	22,736
Long-term debt	193,328	214,555
Other noncurrent liabilities	18,729	20,122
Total liabilities	801,697	765,897
Minority interests	2,080	1,616
Commitments and contingencies (Notes 6, 10 and 11)
Stockholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 46,405 and 45,771 shares issued; 40,665 and 39,966 shares outstanding	46	46
Additional paid-in capital	84,685	56,405
Retained earnings	443,431	398,036
Accumulated other comprehensive loss	(9,456)	(23,902)
Unearned compensation	-	(376)
Treasury stock, 5,740 and 5,805 shares held	(107,253)	(108,481)
Total stockholders’ equity	411,453	321,728
Total liabilities and stockholders’ equity	$ 1,215,230	$ 1,089,241

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Nine Months Ended
	September 30,
	2006	2005
Revenues	$ 2,356,376	$ 2,261,427
Cost of transportation	1,604,027	1,564,539
Net revenues	752,349	696,888
Operating expenses:
Personnel costs	418,450	390,473
Facility costs	74,132	68,454
Depreciation and amortization	24,524	26,860
Selling and promotion	16,465	15,830
EEOC legal settlement	-	(5,975)
General and administrative	140,167	133,476
Total operating expenses	673,738	629,118

Operating income	78,611	67,770
Interest expense	8,172	1,335
Interest income	(2,421)	(1,369)
Other (income) expense	2,401	(2,208)
Total non-operating (income) expense	8,152	(2,242)

Income before provision for income taxes	70,459	70,012
Provision for income taxes	25,064	30,913
Net income	$ 45,395	$ 39,099

Basic earnings per share	$ 1.12	$ 0.78
Basic weighted-average common shares outstanding	40,404	49,974
Diluted earnings per share	$ 1.11	$ 0.78
Diluted weighted-average common shares outstanding	40,850	50,316

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	September 30,
	2006	2005
Revenues	$ 832,720	$ 779,507
Cost of transportation	567,245	532,547
Net revenues	265,475	246,960
Operating expenses:
Personnel costs	143,491	129,349
Facility costs	27,373	22,605
Depreciation and amortization	7,955	9,077
Selling and promotion	6,509	5,388
General and administrative	49,935	47,497
Total operating expenses	235,263	213,916

Operating income	30,212	33,044

Interest expense	2,903	525
Interest income	(1,092)	(369)
Other (income) expense	241	(536)
Total non-operating (income) expense	2,052	(380)

Income before provision for income taxes	28,160	33,424
Provision for income taxes	8,675	14,192
Net income	$ 19,485	$ 19,232

Basic earnings per share	$ 0.48	$ 0.41
Basic weighted-average common shares outstanding	40,613	47,300
Diluted earnings per share	$ 0.48	$ 0.40
Diluted weighted-average common shares outstanding	40,954	47,602

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$ 45,395	$ 39,099
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,524	26,860
Bad debt expense	3,054	6,412
Stock-based compensation expense	9,720	-
Amortization of unearned compensation	-	206
Impairment of assets	369	112
Deferred income tax expense (benefit)	1,898	(1,852)
Tax benefit of employee stock plans	-	1,307
Equity in losses of affiliates	152	66
Minority interests	1,023	55
Other	(197)	71
Changes in assets and liabilities, excluding business combinations:
(Increase) decrease in trade receivables	(49,084)	45,909
(Increase) decrease in other receivables	(1,057)	1,218
Increase in other assets and liabilities	(14,430)	(8,446)
Increase in payables and other accrued liabilities	50,372	54,311
Net cash provided by operating activities	71,739	165,328
Cash flows from investing activities:
Capital expenditures	(33,846)	(32,991)
(Increase) decrease in restricted cash	(2,425)	5,042
Proceeds from sales of property and equipment	3,522	761
Proceeds from property insurance	517	673
Acquisition of business, net of cash acquired	(1,476)	-
Cash received from sale of unconsolidated affiliates	1,254	-
Earnout payments	-	(4,186)
Other	1,113	2,158
Net cash used in investing activities	(31,341)	(28,543)
Cash flows from financing activities:
Proceeds from issuance of debt	335,570	186,373
Repayment of debt	(364,196)	(193,254)
Issuance (repayment) of short-term debt with maturities of less than three months, net	(242)	2,048
Payment of financing fees	(107)	(1,055)
Repayment of financed insurance premiums and software maintenance	(3,454)	(2,252)
Payments on capital lease obligations	(1,464)	(1,525)
Repurchases of common stock	-	(94,293)
Proceeds from exercise of stock options	14,491	6,206
Excess tax benefit of employee stock plans	5,579	-
Issuance of common stock for employee stock purchase plan	615	535
Other	(116)	554
Net cash used in financing activities	(13,324)	(96,663)
Effect of exchange rate changes on cash	7,398	(2,163)
Increase in cash and cash equivalents	34,472	37,959
Cash and cash equivalents, beginning of the period	111,507	92,918
Cash and cash equivalents, end of the period	$ 145,979	$ 130,877

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(unaudited) (in thousands)
	Common stock		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Unearned compensation	Treasury stock
	Shares	Amount					Shares	Amount	Total
Balance at December 31, 2005	45,771	$ 46	$ 56,405	$ 398,036	$ (23,902)	$ (376)	(5,805)	$ (108,481)	$ 321,728
Net income	-	-	-	45,395	-	-	-	-	45,395
Minimum pension liability adjustment, net of tax	-	-	-	-	596	-	-	-	596
Change in fair value of cash flow hedge, net of tax	-	-	-	-	495	-	-	-	495
Foreign currency translation adjustments	-	-	-	-	13,355	-	-	-	13,355
Treasury shares issued under employee stock purchase plan	-	-	232	-	-	-	20	383	615
Exercise of stock options, including tax benefit	634	-	19,549	-	-	-	-	-	19,549
Treasury shares issued for restricted stock awards	-	-	(845)	-	-	-	45	845	-
Stock-based compensation expense	-	-	9,720	-	-	-	-	-	9,720
Reclass of unearned compensation upon adoption of SFAS 123R	-	-	(376)	-	-	376	-	-	-
Balance at September 30, 2006	46,405	$ 46	$ 84,685	$ 443,431	$ (9,456)	$ -	(5,740)	$ (107,253)	$ 411,453

See notes to unaudited condensed consolidated financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual audited financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position at September 30, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2006.  Results of operations and cash flows for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

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

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was published July 18, 2006 clarifying FAS 109, “Accounting for Income Taxes.”  FIN 48 sets the threshold for recognizing tax positions as “more likely than not” that the position will be sustained upon examination by the relevant taxing authorities.  A position that meets the threshold shall be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  Subsequent de-recognition occurs during any period when the threshold is no longer met.  Interest and penalties otherwise applicable to the difference between the tax position recognized and the tax position taken on the return will be accrued and consistently reported in the financial statements.  Additional disclosure will be required in tabular format showing changes to the tax benefits recognized during the period and the reason for such changes.  The effective date is for fiscal years beginning after December 15, 2006.  The Company has developed a plan for implementation effective January 1, 2007 and has begun gathering data from its foreign locations to complete the evaluation of the impact, if any, adoption of this interpretation will have on its financial statements.

On September 15, 2006, the Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt the provision of SFAS No. 157, as applicable, as of January 1, 2008.  The Company is currently evaluating this standard but has not yet determined the impact, if any, this adoption will have on its financial statements.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R” (SFAS No. 158).  SFAS No. 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.  SFAS No. 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements of SFAS No. 158 are effective as of the end of the fiscal year ending after December 15, 2006.  As such, the Company is required to adopt this portion of SFAS No. 158 as of December 31, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The Company is evaluating this standard but has not yet determined the impact this adoption will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108 ("SAB 108"), effective for fiscal years ending after November 15, 2006.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment.  The Company does not anticipate the adoption of SAB 108 to have an effect on its financial statements.

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

Note 3 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the three and nine months ended September 30, 2006 and 2005.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Stock options, shares issued under the employee stock purchase plan and restricted stock awards are the only potentially dilutive share equivalents the Company had outstanding for both periods presented.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Net income—used in diluted earnings per common share	$ 45,395	$ 39,099	$ 19,485	$ 19,232

Weighted-average common shares outstanding—used in basic earnings per common share	40,404	49,974	40,613	47,300
Net dilutive potential common shares issuable on exercise of options, restricted stock awards and shares issued under the employee stock purchase plan	446	342	341	302
Weighted-average common shares and dilutive potential common shares used in diluted earnings per common share	40,850	50,316	40,954	47,602

Potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive were 794,000 and 1.2 million for nine months ended September 30, 2006 and 2005, respectively; and 850,000 and 1.3 million for three months ended September 30, 2006 and 2005, respectively.  The shares are anti-dilutive because the assumed proceeds under the treasury stock method are greater than the average market price of the underlying shares.

Note 4 - Stock-based compensation

Stock-based awards are granted under the provisions of the following plans:

Long-Term Incentive Plan

The Long-Term Incentive Plan permits the award of both incentive and non-qualified stock options.  The exercise price for all incentive stock options will be equal to the fair market value of the common stock on the date of grant, as defined in the plan.  A maximum of 12.2 million shares is authorized for issuance under the plan.  Options awarded under the plan generally vest ratably over a three-year or five-year period from date of grant (or 100% upon death).  Vested options granted to date generally terminate seven years from date of grant.  Additional awards may be granted under the Long-Term Incentive Plan in the form of cash, stock, or stock appreciation rights.  The stock appreciation rights awards may consist of the right to receive payment in cash or common stock.  Any such award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock purchase plan

In 1999, the Company initiated an employee stock purchase plan (ESPP) to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company’s common stock through payroll deductions.  Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company’s employees to purchase common stock at 85% of quoted fair market value.  Under this plan, 550,000 shares are authorized for purchase.  During the nine months ended September 30, 2006 and 2005, 20,000 and 31,000 shares, respectively, of common stock were purchased under this plan.

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

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for stock options, restricted stock and shares issued under the ESPP of $2.6 million or $1.8 million after tax and $7.8 million or $5.0 million after tax in the three and nine month periods ended September 30, 2006, respectively.  The impact of stock-based compensation expense on basic and diluted earnings per share was $0.04 and $0.12 for the three and nine month periods ended September 30, 2006, respectively.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the three and nine month periods ended September 30, 2005 (in thousands, except per share amounts):

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net income as reported	$ 39,099	$ 19,232
Add: Total stock-based compensation expense included in net income, net of tax	115	22
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	1,554	472
Pro forma net income	$ 37,660	$ 18,782
Earnings per share:
Basic-as reported	$ 0.78	$ 0.41
Basic-pro forma	0.75	0.40
Diluted-as reported	0.78	0.40
Diluted-pro forma	0.75	0.40

In response to recent publicity regarding stock option practices at other companies, management, under the direction and oversight of the Audit Committee, conducted an internal review of historical stock option grant practices and related accounting treatment.  Based upon this review, management and the Audit Committee determined that for certain stock option grants, mainly between 2000 and 2002, the measurement dates for accounting purposes were different from the recorded grant dates of the awards.  The examination has been completed and the company has determined that the cumulative impact of the adjustments related to incorrect measurement dates resulted in an understatement of compensation expense of $2.1 million pre-tax.  The Company concluded that the impact of these adjustments to the years 2001, 2002, 2003, 2004 and 2005 are not material to the Company's consolidated financial statements and it has been recorded as a charge in personnel costs in the third quarter of 2006.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

A summary of stock option transactions for the nine months ended September 30, 2006 is as follows:

	Options	Weighted average exercise price	Average remaining life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	3,145	$ 28.08
Granted	156	43.48
Exercised	(633)	22.86
Cancelled or forfeited	(258)	30.93
Outstanding at September 30, 2006	2,410	$ 30.15	5.64	$ 17,285
Exercisable at September 30, 2006	485	$ 20.57	4.13	$ 7,664

Options to purchase 156,000 shares of stock were issued during the nine months ended September 30, 2006.  The weighted-average fair values of options granted during the nine months ended September 30, 2006 was $19.26.  The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $13.1 million and $3.6 million, respectively.  Option exercises are settled with newly issued shares of the Company’s common stock.

A summary of the unvested shares as of December 31, 2005 and changes during the nine months ended September 30, 2006 is as follows:

	Shares	Weighted average grant date price
	(in thousands)
Unvested at December 31, 2005	2,014	$ 31.60
Granted	156	43.48
Vested	(23)	28.12
Cancelled or forfeited	(222)	32.03
Unvested at September 30, 2006	1,925	$ 30.15

As of September 30, 2006, there was $22.4 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s plans.  That cost is expected to be recognized over a weighted-average period of 2.71 years.  The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $1.0 million and $2.8 million, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option adjusted for future projected volatility.  The expected term was determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107.  The risk-free rate for the expected term of the option is based on the U.S. Treasury rate with a maturity commensurate with the expected term of the option in effect at the time of the grant.  Expected dividend yield was not considered in the option pricing formula as the Company does not pay dividends and has no plans to do so in the future.  The weighted average assumptions used for grants in the nine months ended September 30, 2006 are as follows:

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Expected volatility	45.00%
Risk-free interest rate	4.37
Expected life of option (years)	4.50

Restricted Stock

The Company issues restricted stock to certain executive officers and other key employees under the Long-Term Incentive Plan.  The Company issued 37,500 shares of restricted common stock to its executive officers and other key employees on March 16, 2006.  One-fifth of the restricted shares vested in March 2006.  The remaining restricted shares will then vest in four equal installments in December of the years 2006 through 2009.  Upon vesting, the shares of common stock of the Company awarded as set forth above shall have no further restrictions.  In addition, restricted stock is issued to the Company’s Board of Directors under the EGL Director Plan generally with a twelve-month vesting period.  The Company issued 6,700 shares of restricted common stock under the Director Plan on May 16, 2006 and issued an additional 2,300 shares on August 18, 2006.

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

A summary of restricted stock transactions for the nine months ended September 30, 2006 is as follows:

	Restricted stock	Weighted average grant price	Average remaining life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	25	$ 22.59
Granted	46	43.26
Vested	(22)	45.92
Cancelled or forfeited	(2)	43.21
Outstanding at September 30, 2006	47	$ 39.94	2.50	$ 1,876

The weighted-average fair values of restricted stock granted during the nine months ended September 30, 2006 was $43.26.  The total intrinsic value of restricted stock released during the nine months ended September 30, 2006 was $999,000.  As of September 30, 2006, there was $1.8 million of total unrecognized compensation cost related to restricted stock.  That cost is expected to be recognized over a weighted-average period of 2.50 years.  The Company generally issues shares for restricted stock and shares under the ESPP from treasury shares.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 - Comprehensive income

Components of comprehensive income are as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net income	$ 45,395	$ 39,099	$ 19,485	$ 19,232
Foreign currency translation adjustments	13,355	(9,814)	(156)	(1,915)
Marketable securities, net	-	2	2	4
Minimum pension liability adjustment, net of tax	596	-	-	-
Fair value of cash flow hedge, net of tax	495	-	(94)	-
Comprehensive income	$ 59,841	$ 29,287	$ 19,237	$ 17,321

Note 6 – Future lease obligations

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  Non-merger restructuring facility accruals are included in other liabilities and other non-current liabilities on the condensed consolidated balance sheet.  The changes in these accruals during the nine months ended September 30, 2006 are as follows:

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2005	$ 5,066
Additions	138
Revisions to estimates	95
Payments	(726)
Accrued liability at September 30, 2006	$ 4,573

Amounts recorded for future lease obligations are net of approximately $15.7 million in anticipated future recoveries from actual sublease agreements and $8.9 million from expected sublease agreements as of September 30, 2006.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of September 30, 2006 or are deemed probable of execution.  The Company’s lease agreements for these facilities expire from 2006 to 2025 and sublease agreements expire from 2006 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 7 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts (in thousands):

	September 30,	December 31,
	2006	2005
General and administrative expense accruals	$ 37,615	$ 30,321
Insurance payable	23,765	18,609
Other current liabilities	20,890	16,134
Accrued professional fees and legal matters	14,719	16,623
Other accrued taxes	7,242	7,205
Accrued interest	2,129	2,251
Vacant facilities accruals	1,313	2,267
Total	$ 107,673	$ 93,410

Note 8 – Debt

Debt consists of the following amounts (in thousands):

	September 30, 2006	December 31, 2005
Senior floating rate secured notes	$ 100,000	$ 100,000
Borrowings on revolving line of credit	72,900	93,800
Financed vehicles	22,577	18,012
Borrowings on international credit facilities	7,654	7,347
Mortgage payable	2,648	2,040
Financed software licenses and maintenance	409	1,859
Financed insurance premiums	-	1,740
Notes payable to sellers	400	400
Other debt	632	5,324
Total debt	207,220	230,522

Current portion of debt	13,892	15,967
Long-term debt	$ 193,328	$ 214,555

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  At September 30, 2006, the Company had borrowings of $72.9 million, $14.3 million in letters of credit outstanding and unused borrowing capacity of $212.8 million under the Amended and Restated Credit Agreement.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

International credit facilities and other debt

As of September 30, 2006, the Company had $29.5 million of borrowing capacity on international credit facilities and $7.7 million outstanding against those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of the Company’s operations in Thailand, which is payable in annual installments of $200,000 through 2008.  As of September 30, 2006, the Company has no amounts outstanding under financed insurance premiums; however the Company may finance future insurance premiums as the Company’s policies renew.  Financed software licenses and maintenance are payable in quarterly installments of approximately $235,000 in December 2006 and $174,000 in March 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $381,000 through October 2011 and have implied interest rates averaging 7.2%.

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

The fair value of the Company’s interest rate swap agreement recorded as a derivative asset and included in other assets, net on the Company’s condensed consolidated balance sheet totaled approximately $183,000 as of September 30, 2006, and recorded as a derivative liability and included in other noncurrent liabilities in the Company’s condensed consolidated balance sheet totaled approximately $207,000 as of December 31, 2005.  The change in the mark-to-market valuation is a component of other comprehensive income (see Note 5).  The interest rate swap expires in January 2009.

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

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and letters of credit in the normal course of business.  IATA-related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Letters of credit include, but are not limited to, facilities associated with insurance requirements and certain potential tax obligations.  Generally, letters of credit have one-year or two-year terms and are renewed upon expiration.  As of September 30, 2006, total IATA-related guarantees, customs bonds and letters of credit were approximately $90.7 million.  Approximately $73.1 million of guarantees, customs bonds and letters of credit were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities of $7.7 million which were recorded as liabilities on the Company’s consolidated balance sheet.

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

As of September 30, 2006, $4.9 million of cargo claims have been settled under the Company’s insurance policy.  An additional estimated $5.6 million of claims remain open of which $5.1 million is deemed probable of recovery under the Company’s insurance policy.  As of September 30, 2006, the Company had recorded a liability of $459,000 for the estimated claims in excess of its insurance policy limits, of which $46,000 and $213,000 was expensed in the first and second quarters of 2006, respectively, and $624,000 was released in the third quarter of 2006.  At September 30, 2006, a $5.1 million insurance receivable and a $5.6 million insurance liability for these estimated cargo losses were included in the Company’s condensed consolidated balance sheet.  However, existing claims could be settled in excess of the Company’s insurance limits, which could have a material adverse impact on its financial position, cash flows and results of operations.

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

Specifically, the IRS is proposing to disallow various merger transaction costs taken as tax deductions related to the merger of EGL and Circle, and to allocate to all of its foreign affiliates certain merger and selling, general and administrative expenses that were taken as tax deductions on the 2000 and 2001 fiscal return years for both EGL and Circle.  The IRS is also proposing to disallow the deduction of various software research and development expenditures that were taken as tax deductions on the 2000 and 2001 fiscal tax returns for EGL.

If the proposed adjustments were upheld, the Company would be required to pay a total amount of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of income, plus accrued interest of approximately $6.2 million through September 30, 2006.  The remaining cash tax impact of $7.5 million is related to temporary items that will be recovered in future periods.  No penalties have been proposed by the IRS as part of this examination.  Interest will continue to accrue until the matters are resolved.  The Company believes that the matters raised by the IRS were properly reported on its U.S. federal income tax returns in accordance with applicable laws and regulations in effect during the tax periods involved and is challenging these adjustments vigorously.  While the outcome of proceedings for these matters cannot be predicted with certainty, the

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Company does not believe material adjustments to its tax returns are probable at this time.  However there is no assurance that the final outcome of the future proceedings with the IRS will not result in material adjustments which would have a material adverse impact on the Company’s results of operations, financial position and cash flows.

Note 12 – Employee benefit plans

The Company maintains the EGL, Inc. 401(k) Plan pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year. During the three months ended June 30, 2006, the Company funded the 2005 discretionary contribution to the plan of $2.0 million.  No additional discretionary contributions were made to this plan in the three months ended September 30, 2006.

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Net benefit cost for defined benefit plans:
Service cost	$ 1,496	$ 1,433	$ 377	$ 242
Interest cost	1,095	1,133	86	1
Expected return on plan assets	(1,053)	(1,116)	(62)	(10)
Recognized gains and losses	43	12	18	5
Amortization of prior service cost	177	167	-	(13)
Net pension enhancement and curtailment/ settlement expense	(3)	(3)	(3)	(2)
Net benefit cost for defined benefit plans	$ 1,755	$ 1,626	$ 416	$ 223
Contributions to benefit plans	$ 1,387	$ 2,140	$ 263	$ 846

Estimated contributions to the defined benefit plans for the period of October 1 to December 31, 2006 are approximately $63,000.

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

For 2006, the Compensation Committee of the Board of Directors of the Company approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 141.3 hours of personal use of the Company’s aircraft without reimbursement by Mr. Crane.  In the three months and nine months ended September 30, 2006, Mr. Crane used 9.0 and 62.6 hours, respectively.  Members of the Company’s Board of Directors are also allowed personal usage of the Company’s aircraft subject to availability, with priority given to the Company’s usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  In the nine months ended September 30, 2006, the directors did not utilize the company plane.  The Company intends to

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

include usage of its aircraft as taxable income as required by current U.S. federal income tax regulations for Mr. Crane and each director.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.

In the second quarter of 2006, the Company made a decision to sell the aircraft as it was not utilized to the extent anticipated when purchased.  The sale is expected to be completed by the end of 2006.  As of June 30, 2006, the Company had designated the aircraft as an asset held for sale.  The Company reclassified $11.4 million, which represents the net realizable value of the aircraft as of September 30, 2006, from property, plant and equipment to assets held for sale.  The Company recognized an impairment loss on the asset of $369,000, which is the difference of the carrying value of the asset and the net realizable value of the asset at September 30, 2006.  The asset held for sale is included in other assets, net on the Company’s condensed consolidated balance sheet.

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by Mr. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  During the nine months ended September 30, 2006 and 2005, the Company was reimbursed $45,000 and $110,000, respectively.  The Company received reimbursements of $14,000 and $9,000 for the quarter ended September 30, 2006 and 2005, respectively.  The amount billed but not received as of September 30, 2006 was $36,000 and is included in other receivables on the consolidated balance sheets.

Note 14 – Subsequent events

On November 3, 2006, the Company sold a facility in the United Kingdom for $8.5 million and will recognize a gain on the sale of this asset of approximately $3.7 million during the fourth quarter of 2006.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Financial information regarding the Company’s operations by geographic division for the nine and three months ended September 30, 2006 and 2005 is as follows (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Nine months ended September 30, 2006:
Total revenues	$ 1,052,201	$ 73,812	$ 462,228	$ 821,953	$ (53,818)	$ 2,356,376
Interdivision revenues	(20,420)	(4,452)	(11,864)	(17,082)	53,818	-
Revenues from external customers	$ 1,031,781	$ 69,360	$ 450,364	$ 804,871	$ -	$ 2,356,376
Total net revenues	$ 452,494	$ 25,651	$ 154,406	$ 119,798	$ -	$ 752,349
Intercompany (income) expense	(2,629)	(2,430)	(2,820)	7,879	-	-
Net revenues	$ 449,865	$ 23,221	$ 151,586	$ 127,677	$ -	$ 752,349
Income (loss) before taxes	$ 68,377	$ (348)	$ 20,074	$ 21,753		$ 109,856
Capital expenditures	$ 27,401	$ 844	$ 3,270	$ 2,731		$ 34,246
Depreciation and amortization expense	$ 11,267	$ 700	$ 3,502	$ 3,077		$ 18,546

Nine months ended September 30, 2005:
Total revenues	$ 1,032,458	$ 78,589	$ 478,496	$ 723,463	$ (51,579)	$ 2,261,427
Interdivision revenues	(17,107)	(4,387)	(14,036)	(16,049)	51,579	-
Revenues from external customers	$ 1,015,351	$ 74,202	$ 464,460	$ 707,414	$ -	$ 2,261,427
Total net revenues	$ 420,785	$ 20,237	$ 147,718	$ 108,148	$ -	$ 696,888
Intercompany (income) expense	1,480	(2,394)	(4,068)	4,982	-	-
Net revenues	$ 422,265	$ 17,843	$ 143,650	$ 113,130	$ -	$ 696,888
Income before taxes	$ 46,952	$ 1,359	$ 4,077	$ 20,346		$ 72,734
Capital expenditures	$ 15,024	$ 300	$ 1,654	$ 3,210		$ 20,188
Depreciation and amortization expense	$ 15,640	$ 461	$ 3,218	$ 3,194		$ 22,513

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Three months ended September 30, 2006:
Total revenues	$ 373,436	$ 25,628	$ 158,157	$ 293,749	$ (18,250)	$ 832,720
Interdivision revenues	(7,186)	(1,531)	(3,941)	(5,592)	18,250	-
Revenues from external customers	$ 366,250	$ 24,097	$ 154,216	$ 288,157	$ -	$ 832,720
Total net revenues	$ 163,602	$ 8,726	$ 51,424	$ 41,723	$ -	$ 265,475
Intercompany (income) expense	(1,258)	(841)	(926)	3,025	-	-
Net revenues	$ 162,344	$ 7,885	$ 50,498	$ 44,748	$ -	$ 265,475
Income (loss) before taxes	$ 28,126	$ (760)	$ 6,240	$ 7,984		$ 41,590
Capital expenditures	$ 13,723	$ 72	$ 597	$ 1,624		$ 16,016
Depreciation and amortization expense	$ 3,571	$ 247	$ 1,173	$ 1,007		$ 5,998

Three months ended September 30, 2005:
Total revenues	$ 357,800	$ 24,093	$ 150,247	$ 265,777	$ (18,410)	$ 779,507
Interdivision revenues	(6,328)	(1,550)	(4,793)	(5,739)	18,410	-
Revenues from external customers	$ 351,472	$ 22,543	$ 145,454	$ 260,038	$ -	$ 779,507
Total net revenues	$ 148,782	$ 7,557	$ 52,155	$ 38,466	$ -	$ 246,960
Intercompany (income) expense	(368)	(916)	(1,295)	2,579	-	-
Net revenues	$ 148,414	$ 6,641	$ 50,860	$ 41,045	$ -	$ 246,960
Income (loss) before taxes	$ 20,107	$ 532	$ 6,022	$ 7,351		$ 34,012
Capital expenditures	$ 5,729	$ 78	$ 586	$ 1,043		$ 7,436
Depreciation and amortization expense	$ 5,474	$ 170	$ 1,080	$ 1,106		$ 7,830

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

The reconciliation between income before taxes, capital expenditures and depreciation and amortization for reportable segments to consolidated amounts is as follows (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
Income before taxes for reportable segments	$ 109,856	$ 72,734	$ 41,590	$ 34,012
Interest, corporate administrative expenses and other miscellaneous nonoperating income (expense)	(39,397)	(2,722)	(13,430)	(588)
Income before taxes	$ 70,459	$ 70,012	$ 28,160	$ 33,424

Capital expenditures for reportable segments	$ 34,246	$ 20,188	$ 16,016	$ 7,436
Capital expenditures not allocated to segments	(400)	12,803	-	(14)
Capital expenditures	$ 33,846	$ 32,991	$ 16,016	$ 7,422

Depreciation and amortization for reportable segments	$ 18,546	$ 22,513	$ 5,998	$ 7,830
Depreciation and amortization not allocated to segments	5,978	4,347	1,957	1,247
Depreciation and amortization	$ 24,524	$ 26,860	$ 7,955	$ 9,077

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Consolidated
Balance at September 30, 2006	$ 665,722	$ 48,467	$ 254,464	$ 246,577	$ 1,215,230
Balance at December 31, 2005	$ 582,525	$ 42,861	$ 240,107	$ 223,748	$ 1,089,241

EGL, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected selected aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three and nine months ended September 30, 2006 and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-27288).

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

We achieved gross revenues of $833 million for the quarter ended September 30, 2006, a 6.8% increase over gross revenues of $780 million in the third quarter of 2005.  Net revenues increased $18.5 million, or 7.5%, to $265.5 million in the third quarter of 2006 compared to $247.0 million in the same quarter last year.  Operating income declined 8% to $30.2 million, as compared with the third quarter of 2005 due to the 7.5% increase in net revenues while operating expenses increased 10.0%.  Third quarter operating expenses increased faster than net revenues due to infrastructure investments made for certain logistics start-up operations in North America and expansion of existing operations in Asia Pacific.  We remain committed to leveraging our infrastructure by containing our operating expenses and improving our yield management in 2006.

Our results of operations, cash flows and financial position for the third quarter of 2006 reflect, among other things, the following:

Leveraging our global network.  In the third quarter of 2006, we continued to leverage our global network and our ability to cross-sell services in an effort to increase volumes through our service offerings in the geographic divisions we serve.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.

Continued focus on net revenue margins.  Gross revenues improved by 7% in the third quarter of 2006 as compared to the third quarter of 2005 reversing the temporary decline experienced in the second quarter as we continue to increase revenues with existing customers and win business from new customers.  Net revenue margins improved to 31.9% in the third quarter of 2006 from 31.7% in the third quarter of 2005.

Stock option repricing.  In response to recent publicity regarding stock option practices at other companies, management, under the direction and oversight of the Audit Committee, conducted an internal review of historical stock option grant practices and related accounting treatment.  Based upon this review, management and the Audit Committee determined that for certain stock option grants, mainly between 2000 and 2002, the measurement dates for accounting purposes were different from the recorded grant dates of the awards.  The examination has been completed and we have determined that the cumulative impact of the adjustments related to incorrect measurement dates resulted in an understatement of compensation expense of $2.1 million pre-tax.  We concluded that the impact of these adjustments to the years 2001, 2002, 2003, 2004 and 2005 are not material to our consolidated financial statements and it has been recorded as a charge in personnel costs in the third quarter of 2006.  Management and the Audit Committee found no indication of intentional misconduct in the dating of stock options.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Income tax.  The tax rate for the third quarter of 2006 was 30.8% which includes the benefits related to the filing of prior year federal and foreign income tax returns, state tax refund claims and utilization of foreign net operating losses.

Cash flows from operations.  Cash flows from operations for the first nine months of 2006 were $71.7 million as compared to operating income of $78.6 million.

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

Results of Operations

	Nine Months Ended September 30,
	2006		2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 1,543,145	65.5	$ 1,469,947	65.0
Ocean freight forwarding	346,010	14.7	329,076	14.6
Customs brokerage and other	467,221	19.8	462,404	20.4
Revenues	$ 2,356,376	100.0	$ 2,261,427	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 422,583	27.4	$ 407,462	27.7
Ocean freight forwarding	80,847	23.4	67,516	20.5
Customs brokerage and other	248,919	53.3	221,910	48.0
Net revenues	752,349	31.9	696,888	30.8
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	418,450	55.7	390,473	56.0
Other selling, general and administrative expenses	255,288	33.9	244,620	35.1
EEOC legal settlement	-	-	(5,975)	(0.8)
Operating income	78,611	10.4	67,770	9.7
Nonoperating (income) expense, net	8,152	1.1	(2,242)	(0.3)
Income before provision for income taxes	70,459	9.3	70,012	10.0
Provision for income taxes	25,064	3.3	30,913	4.4
Net income	$ 45,395	6.0	$ 39,099	5.6

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenues increased $95.0 million, or 4.2%, to $2,356.4 million in the nine months ended September 30, 2006 compared to $2,261.4 million in the nine months ended September 30, 2005, due to a $73.2 million increase in air freight forwarding revenues, a $16.9 million increase in ocean freight forwarding revenues and a $4.8 million increase in customs brokerage and other revenues.  Net revenues, which represent revenues less freight transportation costs, increased $55.4 million, or 7.9%, to $752.3 million in the nine months ended September 30, 2006, compared to $696.9 million in the nine months ended September 30, 2005 due to increases across all product lines.  Net revenue margins of 31.9% increased by 110 basis points from the nine months ended September 30, 2005 due to improvements in ocean freight forwarding and customs brokerage and other margins.

Air freight forwarding revenues.  Air freight forwarding revenues increased $73.2 million, or 5.0%, to $1,543.1 million in the nine months ended September 30, 2006 compared to $1,469.9 million in the nine months ended September 30, 2005 primarily due to continuing volume increases in Asia/South Pacific and North America.

Air freight forwarding net revenues increased $15.1 million, or 3.7%, to $422.6 million in the nine months ended September 30, 2006 compared to $407.5 million in the nine months ended September 30, 2005 due to increases in Asia/South Pacific and North America.  Air freight forwarding margins decreased to 27.4% in the nine months ended September 30, 2006 compared to 27.7% for the nine months ended September 30, 2005 resulting from the pass through of rising fuel costs to our customers which increased gross revenues without corresponding increases in net revenues.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $16.9 million, or 5.1%, to $346.0 million in the nine months ended September 30, 2006 compared to $329.1 million in the nine months ended September 30, 2005 primarily due to volume increases in Asia/South Pacific and Europe/Middle East as a result of our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $13.3 million, or 19.7%, to $80.8 million in the nine months ended September 30, 2006 compared to $67.5 million in the nine months ended September 30, 2005 primarily due to increases in Asia/South Pacific and Europe/Middle East.  Ocean forwarding margins increased to 23.4% in the nine months ended September 30, 2006 compared to 20.5% in the nine months ended September 30, 2005 from increases across all geographic divisions due to the introduction of more capacity by ocean carriers resulting in lower transportation costs.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $4.8 million, or 1.0% to $467.2 million in the nine months ended September 30, 2006 compared to $462.4 million in the nine months ended September 30, 2005.  Customs brokerage revenues decreased primarily due to a decline in Europe/Middle East and North America trade activity.  Warehousing and logistics revenues increased due to continued growth in Asia/South Pacific, North America and South America as a result of the addition of several new logistics projects, offset by a decline in Europe/Middle East.

Customs brokerage and other net revenues increased by $27.0 million, or 12.2%, to $248.9 million in the nine months ended September 30, 2006 compared to $221.9 million in the nine months ended September 30, 2005.  Customs brokerage and other margins increased to 53.3% for the nine months ended September 30, 2006, compared to 48.0% for the nine months ended September 30, 2005, primarily due to new projects with higher margins in North America and Asia/South Pacific and disposition of several lower margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $28.0 million, or 7.2%, to $418.5 million in the nine months ended September 30, 2006 compared to $390.5 million in the nine months ended September 30, 2005.  As a percentage of net revenues, personnel costs were 55.7% in the nine months ended September 30, 2006 compared to 56.0% in the nine months ended September 30, 2005 due to growth in net revenues offset somewhat by a 10% increase in headcount.  The increase in personnel costs was due primarily to stock-

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

based compensation expense resulting from the implementation of FAS 123R, the adjustment to correct our prior stock option grant practices, and increased temporary labor related to several new logistics projects in North America.  We implemented FAS 123R on January 1, 2006 and incurred $7.8 million of stock-based compensation expense during the nine months ended September 30, 2006, as compared to $115,000 of stock-based compensation expense in the nine months ended September 30, 2005.  In addition, we recorded $2.1 million of stock-based compensation related to our review of our option grant practices during the 1996 through 2005 fiscal years.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $10.7 million, or 4.4%, to $255.3 million in the nine months ended September 30, 2006 compared to $244.6 million in the nine months ended September 30, 2005.  The increase is primarily due to higher professional fees, facilities costs and insurance premiums and claims activity offset by decreased bad debt expense and depreciation.  As a percentage of net revenues, other selling, general and administrative expenses were 33.9% in the nine months ended September 30, 2006, compared to 35.1% in the nine months ended September 30, 2005.

EEOC legal settlement.  In February 2005, we recaptured $6.0 million of the $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating (income) expense, net.  For the nine months ended September 30, 2006, nonoperating expense, net, was $8.2 million compared to nonoperating income of $2.2 million for the nine months ended September 30, 2005.  The $10.4 million change was due primarily to a $3.6 million increase in foreign exchange losses due to a weakening of the U.S. dollar particularly against Asian currencies and a $5.8 million increase in net interest expense.

Effective tax rate.  The effective tax rate for the nine months ended September 30, 2006 was 35.6% compared to 44.2% for the nine months ended September 30, 2005.  Our effective tax rate decreased significantly due to benefits related to the reduction of nondeductible expenses, state tax refund claims and utilization of foreign net operating losses.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

	Three Months Ended September 30,
	2006		2005
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 543,493	65.3	$ 516,236	66.2
Ocean freight forwarding	123,810	14.9	108,868	14.0
Customs brokerage and other	165,417	19.8	154,403	19.8
Revenues	$ 832,720	100.0	$ 779,507	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 146,065	26.9	$ 145,397	28.2
Ocean freight forwarding	27,524	22.2	23,224	21.3
Customs brokerage and other	91,886	55.5	78,339	50.7
Net revenues	265,475	31.9	246,960	31.7
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	143,491	54.1	129,349	52.4
Other selling, general and administrative expenses	91,772	34.6	84,567	34.2
Operating income	30,212	11.3	33,044	13.4
Nonoperating (income) expense, net	2,052	0.7	(380)	(0.1)
Income before provision for income taxes	28,160	10.6	33,424	13.5
Provision for income taxes	8,675	3.3	14,192	5.7
Net income	$ 19,485	7.3	$ 19,232	7.8

Three Months Ended September 30, 2006 Compared To Three Months Ended September 30, 2005

Revenues increased $53.2 million, or 6.8%, to $832.7 million in the three months ended September 30, 2006 compared to $779.5 million in the three months ended September 30, 2005 due to increases of $27.3 million in air freight forwarding revenues, $14.9 million in ocean freight forwarding revenues and $11.0 million in customs brokerage and other revenues.  Net revenues, which represent revenues less freight transportation costs, increased $18.5 million, or 7.5%, to $265.5 million in the three months ended September 30, 2006 compared to $247.0 million in the three months ended September 30, 2005 due to increases across all product lines.  Net revenue margins of 31.9% improved by 20 basis points from the third quarter of 2005 due to increased ocean freight forwarding and customs brokerage and other margins, offset by a decline in air freight forwarding margins.

Air freight forwarding revenues.  Air freight forwarding revenues increased $27.3 million, or 5.3%, to $543.5 million in the three months ended September 30, 2006 compared to $516.2 million in the three months ended September 30, 2005 primarily due to increases in volumes in North America, Asia/South Pacific and Europe/Middle East.

Air freight forwarding net revenues increased $668,000, or 0.5%, to $146.1 million in the three months ended September 30, 2006 compared to $145.4 million in the three months ended September 30, 2005 due to an increase in North America, offset by a decrease in Europe/Middle East.  Air freight forwarding margins decreased to 26.9% in the

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

three months ended September 30, 2006 compared to 28.2% for the three months ended September 30, 2005 resulting from the pass through of rising fuel costs to our customers which increased gross revenues without corresponding increases in net revenues.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $14.9 million, or 13.7%, to $123.8 million in the three months ended September 30, 2006 compared to $108.9 million in the three months ended September 30, 2005 due primarily to increases in Europe/Middle East and Asia/South Pacific.

Ocean freight forwarding net revenues increased $4.3 million, or 18.5%, to $27.5 million in the three months ended September 30, 2006 compared to $23.2 million in the three months ended September 30, 2005 primarily due to increases in Asia/South Pacific and Europe/Middle East.  Ocean forwarding margins, increased to 22.2% in the three months ended September 30, 2006 compared to 21.3% in the three months ended September 30, 2005 from increases in Asia/South Pacific, South America and Europe/Middle East due to the introduction of more capacity by ocean carriers resulting in lower transportation costs.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $11.0 million, or 7.1%, to $165.4 million in the three months ended September 30, 2006 compared to $154.4 million in the three months ended September 30, 2005.  Customs brokerage revenues increased primarily due to increases in Europe/Middle East and North America trade activity.  Warehousing and logistics revenues increased due to growth in North America and Asia/South Pacific, offset by a decline in Europe/Middle East.

Customs brokerage and other net revenues increased by $13.6 million, or 17.4%, to $91.9 million in the three months ended September 30, 2006 compared to $78.3 million in the three months ended September 30, 2005.  Customs brokerage and other margins increased to 55.5% for the three months ended September 30, 2006 compared to 50.7% for the three months ended September 30, 2005 primarily due to new projects implemented in North America with higher margins.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions and salaries and to headquarters employees and executive officers.  Personnel costs increased $14.2 million, or 11.0%, to $143.5 million in the three months ended September 30, 2006, compared to $129.3 million in the three months ended September 30, 2005.  As a percentage of net revenues, personnel costs were 54.1% in the three months ended September 30, 2006, compared to 52.4% in the three months ended September 30, 2005, due to personnel costs increasing at a faster rate than net revenues.  The increase in personnel costs was due primarily to stock-based compensation expense resulting from the implementation of FAS 123R, the adjustment to correct our prior stock option grant practices, and increased temporary labor.  We implemented FAS 123R on January 1, 2006 and incurred $2.6 million of stock-based compensation expense during the three months ended September 30, 2006, as compared to $22,000 of stock-based compensation expense in the three months ended September 30, 2005.  In addition, we recorded $2.1 million of stock-based compensation expense related to our review of our stock option grant practices during the 1996 through 2005 fiscal years.  Temporary labor increased primarily due to new logistics projects in North America.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $7.2 million or 8.5%, to $91.8 million in the three months ended September 30, 2006 compared to $84.6 million in the three months ended September 30, 2005.  The increase is primarily due to increased facility costs, professional fees, travel and entertainment expense, offset by a decrease in depreciation, communications costs and bad debt expense.  As a percentage of net revenues, other selling, general and administrative expenses were 34.6% in the three months ended September 30, 2006, compared to 34.2% in the three months ended September 30, 2005.

Nonoperating income (expense), net.  For the three months ended September 30, 2006, nonoperating expense, net, was $2.1 million compared to nonoperating income of $380,000 for the three months ended September 30, 2005.  The $2.5 million change was primarily due to a $1.8 million increase in net interest expense.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Effective tax rate.  The effective tax rate for the three months ended September 30, 2006 was 30.8% compared to 42.5% for the three months ended September 30, 2005.  Our effective tax rate decreased significantly compared to the three months ended September 30, 2005 due to benefits related to the reduction of nondeductible expenses, state tax refund claims and utilization of foreign net operating losses.

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

As primarily a non-asset based freight forwarder, we do not have significant capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2006 will be in the range of $45 to $50 million, with a range of $32 to $37 million expected on information systems expenditures.  Our capital expenditures for the nine months ended September 30, 2006, were $33.8 million.

Based on current plans, we believe that our existing capital resources, including $146.0 million of cash and cash equivalents and $212.8 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through September 30, 2007.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing stockholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

Cash flows from operating activities.  Net cash provided by operating activities was $71.7 million in the nine months ended September 30, 2006 compared to $165.3 million in the nine months ended September 30, 2005.  The decrease in cash flows from operating activities is primarily due to a net increase in changes from working capital, offset somewhat by an increase in net income.  In the nine months ended September 30, 2006, there was a $14.2 million net decrease in cash from changes in working capital, primarily due to a $49.1 million increase in trade receivables, and a $14.4 million increase in other assets and liabilities, offset by a $50.4 million increase in payables and other accrued liabilities.  In the nine months ended September 30, 2005, there was a $93.0 million net increase in working capital, primarily due to a $54.3 million increase in payables and other accrued liabilities, a $45.9 million decrease in trade receivables, due to improved collection efforts and a $1.2 million decrease in other receivables, offset by a $8.4 million increase in other assets and liabilities.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash flows from investing activities.  Net cash used in investing activities in the nine months ended September 30, 2006 was $31.3 million compared to $28.5 million in the nine months ended September 30, 2005.  We incurred capital expenditures of $33.8 million during the nine months ended September 30, 2006 as compared to $33.0 million during the nine months ended September 30, 2005.  Capital expenditures in 2005 related primarily to the purchase of a corporate plane for $12.5 million.  In the nine months ended September 30, 2006, we received $3.5 million from sales of property and equipment as compared to $761,000 in the nine months ended September 30, 2005.  In the nine months ended September 30, 2006, $2.4 million was transferred to restricted cash, as compared to the nine months ended September 30, 2005, during which $5.0 million was transferred from restricted cash primarily as a result of the U.S. District Court order granting the recapture of $6.0 million of the Settlement Fund.  In connection with our acquisition of Miami International Forwarders in 2003 and the buyout of a minority interest partner in Thailand in 2001, we made earnout payments totaling $4.2 million in the nine months ended September 30, 2005.  Additionally, in the nine months ended September 30, 2006, we purchased a freight forwarding and customs brokerage operation in Colombia for $1.4 million, net of cash acquired and received $1.3 million from the sale of TDS Logistic, Inc.

Cash flows from financing activities.  Net cash used in financing activities in the nine months ended September 30, 2006 was $13.3 million compared to net cash used of $96.7 million in the nine months ended September 30, 2005.  The cash used in financing activities for the nine months ended September 30, 2006 consists of $28.9 million in net repayments of debt, $3.5 million of repayment of financed insurance premiums and $1.5 million in payments of capital lease obligations, offset by $14.5 million in proceeds from the exercise of 634,000 stock options and $5.6 million in excess tax benefits from employee stock options.  The cash used in financing activities in the nine months ended September 30, 2005 consists of $4.8 million in net repayments of debt, the repurchase of approximately 5.0 million shares of our outstanding common stock for $94.3 million, $2.3 million of repayment of financed insurance premiums, $1.5 million in payments of capital lease obligations and $1.1 million in payment of financing fees, offset by $6.2 million from the exercise of 337,000 stock options.

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

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  At September 30, 2006, we had borrowings of $72.9 million, $14.3 million in letters of credit outstanding and unused borrowing capacity of $212.8 million under the Amended and Restated Credit Agreement.

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

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of September 30, 2006, $49.7 million of this software was under development and was not being depreciated.  Our expected capital expenditures for the year ending December 31, 2006 are approximately $45 to $50 million, including approximately $32 to $37 million for information technology development and upgrades.

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

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Federal income tax audit.  As discussed in note 11 of the notes to our condensed consolidated financial statements, EGL’s U.S. federal income tax returns from fiscal years 2000 to 2001 have been audited by the IRS with the case currently at the Appeals division for resolution.  The IRS has proposed, among other items, to disallow various merger transaction costs and various software research and development expenditures taken as tax deductions.  If the proposed adjustments are upheld, we would be required to pay a total of approximately $14 million in cash taxes, of which approximately $6.5 million would impact the consolidated statement of income, plus accrued interest of approximately $6.2 million through September 30, 2006.  We believe our U.S. federal income tax returns were completed in accordance with applicable laws and regulations and do not believe material adjustments to our tax returns are probable.  However, there is no assurance that the final outcome will not result in material adjustments which would have a material adverse impact on our results of operations and cash flows.

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

We secure these guarantees primarily by three methods:  a $75 million standby letter of credit sub-facility included within our Amended and Restated Credit Agreement, surety bonds and security time deposits.  Security time deposits are restricted as to withdrawal for a specified timeframe and are classified on our balance sheet as restricted cash.  As of September 30, 2006, we had $14.3 million in letters of credit outstanding.  We also issue IATA (International Air Transportation Association) related guarantees, customs bonds and letters of credit in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Letters of credit include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of September 30, 2006, total IATA related guarantees, customs bonds and letters of credit were approximately $90.7 million.  Approximately $73.1 million of guarantees, customs bonds and letters of credit were outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $7.7 million, which were recorded as liabilities on our consolidated balance sheet.

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

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Contractual Obligations

As of September 30, 2006, there have not been any material changes in EGL's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains systems of disclosure controls and procedures designed to (1) ensure that information required to be disclosed in the Company’s reports required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, (2) and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure, as defined in Rules 13a - 15 (e) and 15d - 15(e) under the Exchange Act.  During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended September 30, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

When we acquire a business, we record an asset called “goodwill” equal to the excess amount we pay for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business we acquire. Through December 31, 2001, pursuant to generally accepted accounting principles, we amortized this goodwill over its estimated useful life of 40 years following the acquisition, which directly impacted our earnings. In September, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS)

EGL, INC.

No. 142 which provides that effective at the beginning of the 2002 Fiscal Year, goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. SFAS No. 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. SFAS No. 142 requires management to make certain estimates and assumptions to allocate goodwill to our company’s geographical divisions and to determine the fair value of the geographical division’s net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using a combination of the discounted cash flow, market multiple and market capitalization valuation approaches. Absent any impairment indicators, we perform our impairment tests annually during the fourth quarter. Future impairments, if any, will be recognized as operating expenses.

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

EGL, INC.

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

These statements involve risks and uncertainties including, but not limited to, our ability to manage and continue growth, risks associated with operating in international markets, events impacting the volume of international trade, our ability to comply with rules relating to the performance of U.S. government contracts, fuel shortages and price volatility of fuel, seasonal trends in our business, currency devaluations and fluctuations in foreign markets, our effective income tax rate, our ability to upgrade our information technology systems, protecting our intellectual property rights, heightened global security measures, availability of cargo space, increases in the prices charged by our suppliers, competition in the freight industry and our ability to maintain market share, material weaknesses within our internal controls, control by and dependence on our founder, liability for loss or damage to goods, the results of litigation, exposure to fines and penalties if our owner/operators are deemed to be employees, failure to comply with environmental, health and safety, and criminal laws and regulations and governmental permit and licensing requirements, laws and regulations that decrease our ability to change our charter and bylaws, the impact of goodwill impairments, the successful deployment of our global IT infrastructure and other factors detailed in the Company's  Annual Report on Form 10-K for the year ended December 31, 2005 and other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize (or the consequences of such a development worsen), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected.  The Company disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

EGL, INC.

ITEM 6.  EXHIBITS:

Exhibit Number	Description
*3.1

Second Amended and Restated Articles of Incorporation of EGL, as amended (filed as Exhibit 3(i) to EGL’s Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000 and incorporated herein by reference).

*3.2

Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of EGL (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).
10.1	Non Employee Director Compensation Summary (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.

EGL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

Date:  November 9, 2006

By:

/s/ James R. Crane

_______________________________

James R. Crane

Chairman and

Chief Executive Officer

Date:  November 9, 2006

By:

/s/ Charles H. Leonard

_______________________________

Charles H. Leonard

Chief Financial Officer

EGL, INC.

INDEX TO EXHIBITS

Exhibit Number	Description
*3.1

Second Amended and Restated Articles of Incorporation of EGL, as amended (filed as Exhibit 3(i) to EGL’s Form 8-A/A filed with the Securities and Exchange Commission on September 29, 2000 and incorporated herein by reference).

*3.2

Statement of Resolutions Establishing the Series A Junior Participating Preferred Stock of EGL (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended September 30, 2001 and incorporated herein by reference).

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).
10.1	Non Employee Director Compensation Summary (filed herewith).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.