Form 10-K
period 2006-12-31
EGL INC
filed 2007-03-01
CIK 1001718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

(title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [   ]    No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [   ]    No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer [ X ]    Accelerated filer  [   ]    Non-accelerated filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]    No [ X ]

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,674.7 million, based on the last reported sale price of the common stock on the NASDAQ Global Select Market.

As of February 16, 2007, the number of outstanding shares of the registrant’s Common Stock was 46,467,443 (net of 5,718,606 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

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

Offer to Purchase the Company

On January 2, 2007, our Board of Directors received a nonbinding proposal letter from James R. Crane, our largest shareholder, Chief Executive Officer and Chairman of the Board, and General Atlantic LLC, stating that he and General Atlantic LLC (“General Atlantic”) proposed to acquire all of the outstanding equity interests of EGL for $36.00 per share in cash (the “Proposal”).  Mr. Crane presently beneficially owns approximately 17.6% of EGL’s outstanding shares.  Our Board of Directors formed a Special Committee of independent directors to review and evaluate the proposal.  The Committee engaged independent legal counsel and an independent financial advisor to assist it with its work.  The Special Committee’s role has also encompassed reviewing and evaluating strategic alternatives in addition to the proposal by Mr. Crane.  In that regard, the Special Committee has authorized its financial advisor, Deutsche Bank Securities, to solicit interest from third parties for the sale of EGL.

On February 7, 2007, the Special Committee announced that it had been notified by General Atlantic that General Atlantic had withdrawn as an equity sponsor for the Proposal.  General Atlantic indicated that its participation in the Proposal was withdrawn due to an expected shortfall in EGL's fourth quarter 2006 results, as compared to amounts previously anticipated by analysts and by General Atlantic.  Mr. Crane informed the Special Committee that he intended to pursue one or more alternative equity sources to replace General Atlantic and that he intended to present a revised offer to the Board of Directors reflecting any such new equity commitments.  On February 12, 2007, EGL announced that although the Special Committee had not reached any conclusion as to whether a sale or any other alternative should be pursued, the Special Committee expected to continue its process of investigating strategic alternatives regardless of whether Mr. Crane revised or terminated his prior offer.

On February 28, 2007, Mr. Crane, together with investment firms Centerbridge Partners, L.P. and The Woodbridge Company Limited, as well as members of senior management, submitted a nonbinding proposal to acquire all of the outstanding common stock of EGL at a price of $36.00 per share in cash (the “Renewed Proposal”), the same consideration offered in Mr. Crane's January 2nd proposal.  The Special

Committee will evaluate the Renewed Proposal and continue to evaluate strategic alternatives.  A copy of the Renewed Proposal letter is included as Exhibit 99.1 to this report.

There can be no assurance that any additional offers will be made by any third party, what the terms of any such offer will be, that the terms of any offer received (including Mr. Crane’s) will be acceptable to the Special Committee, that any agreement will be executed or that any transaction will be approved or consummated.

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

Most air freight forwarders, like EGL, focus on heavier cargo and do not generally compete with integrated shippers of primarily smaller parcels, including FedEx Corporation.  Several integrated carriers, like United Parcel Service and Deutsche Post AG, operating under the brand name and referred to herein as “DHL”, do focus on shipments of heavy cargo in competition with forwarders.  On occasion, integrated shippers serve as a source of cargo space to forwarders.  Additionally, most air freight forwarders do not generally compete with the major commercial airlines, which, to some extent, depend on forwarders to procure shipments and supply freight to fill cargo space on their scheduled flights.

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

Air Freight Forwarding and Consolidation Services

Our air freight forwarding operations include international and domestic air freight forwarding. Our total air freight forwarding revenues in 2006 were $2.1 billion, of which 24% were derived from domestic air freight forwarding within the United States and 76% were derived from international air freight forwarding.  Our air freight forwarding and related logistics services include the following:

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

Our air freight forwarding business is not dependent on any one customer or industry.  We provide services to global or multinational customers as well as regional customers.  In 2006, approximately 55% of our net revenues were attributable to air freight forwarding.

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

As of December 31, 2006, we offered local delivery services in 78 of the 88 cities in the United States and Canada in which our terminals were located.  In all other cities, we have arrangements with agents to handle pick up and delivery services.  On-demand pick up and delivery services are available 24 hours a day, seven days a week.  In most locations, delivery drivers are independent contractors who operate their own vehicles.  Our Austin, Texas, Nashville, Tennessee and Atlanta, Georgia operations include a number of company-owned or leased trailers, trucks and other ground equipment primarily to service specific customer accounts.

Local pick up and delivery revenues were $374.5 million during 2006 and $334.8 million during 2005.  Approximately $203.0 million of these revenues during 2006 and $188.3 million of these revenues during 2005 were attributable to our air freight forwarding operations and were eliminated upon consolidation.  The remaining pick up and delivery revenues were attributable to local delivery services for third-party, non-forwarding business.  A substantial majority of the total cost of providing for local pick up and delivery of our freight forwarding shipments in 2006 and 2005 was attributable to our own local pick up and delivery services.  Revenues from domestic local delivery services, net of intercompany revenues, are included in air freight forwarding revenues.

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

Our compensation for ocean freight forwarding services is derived principally from commissions paid by shipping lines and from forwarding and documentation fees paid by customers, who are either shippers or consignees.  In 2006, approximately 3% of our net revenues were attributable to international ocean freight forwarding, including commissions, forwarding fees and associated ancillary services.

Our global operations as an indirect ocean carrier or NVOCC (non-vessel operating common carrier) are similar in some respects to our air freight consolidation operations.  We procure customer freight, consolidate shipments bound for a particular destination, determine the routing, select the ocean carrier or charter a ship and tender each consolidated lot as a single shipment to the direct carrier for transportation to a distribution point.  As a NVOCC, we generally derive our revenues from the spread between the rate charged to our customer and the ocean carrier’s charge to us for carrying the shipment, in addition to charging for other ancillary services related to the movement of the freight.  Because of the volume of freight we control and consolidate, we are generally able to obtain lower rates from ocean carriers than the rate the shipper would be able to procure going directly to the carrier.  In 2006, ocean freight consolidation and associated ancillary services contributed approximately 8% of our net revenues.

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

As a customs broker operating in the United States, we are licensed by the U.S. Department of Homeland Security and regulated by the CBP.  Our fees for acting as a customs broker in the United States are not regulated, and we do not have a fixed fee schedule for customs brokerage services.  Instead, fees are generally based on the volume of business transacted for a particular customer, and the type, number and complexity of services provided.  In addition to fees, we bill the importer for amounts that we have paid on the importer’s behalf, including duties, collect freight charges and similar payments.  In 2006, approximately 16% of our net revenues were attributable to customs brokerage services.

We are committed to helping our customers secure their global supply chains from the global threat of terror.  As such, we have actively engaged in all U.S. government initiatives in the post September 2001 market.  We are a validated participant in the Customs - Trade Partnership Against Terrorism (CTPAT) and a member of the Business Anti-Smuggling Coalition (BASC).  We meet the requirements of the Trade Act of 2002 and, pursuant to regulations established by the U.S. CBP, transmit advanced shipment information for all U.S. import and transit shipments regardless of mode of transport.  Further, we continually review and update our processes and procedures to seek to ensure compliance with all new government agency requirements, such as the record keeping requirements related to the U.S. Food and Drug Administration’s implementation of the Bio Terrorism Act.  We are also preparing for similar supply chain security initiatives in other jurisdictions outside of the U.S. that we believe will be the outgrowth of the World Customs Organization’s Framework of Standards.  As a result, we believe our customs brokerage strengths include the following:

-

over 100 years of experience in importing goods into the United States;

-

ISO certified desk level processes for consistency and compliance;

-

infrastructure of licensed professionals;

-

C-TPAT, partner engaged in supply chain security; and

-

formal on-going training programs to ensure our expertise in import laws and regulations.

Logistics and Other Services

Customers increasingly demand more than the movement of freight from their transportation suppliers.  To meet these needs, we seek to extend our services offered by, among other things, providing information on the status of materials, components and finished goods throughout the logistics supply chain and service performance reports on and proof of delivery for each shipment.  Customers also look for the physical distribution expertise associated with the physical distribution and warehouse management of their valuable merchandise.  We provide a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services.  In 2006, approximately 18% of our net revenues were attributable to logistics and other services.

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

Distribution and materials management services

We offer a wide range of customized inbound logistics and distribution management services for our customers’ inventory.  We often provide these materials management services in conjunction with the transportation of cargo.  These services are provided in a number of our owned and leased logistics facilities in many locations throughout the world.  During 2006, we continued our program of improving existing facilities to meet customer needs.  Our distribution and materials management services include inventory control, vendor managed inventory (VMI) services, order processing, import and export freight staging, protective and specialized packing and crating, pick-and-pack operations, containerization, consolidation and deconsolidation and special handling for perishables, hazardous materials and heavy-lift equipment.  For import shipments, we provide bonded warehouse services and, in certain locations, Free Trade Zone services.  These warehouse and distribution services complement our other transportation services, including the information systems tools that enable the integrated logistics solutions we offer to customers.

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

Customers

Our customers are manufacturers and distributors of a vast array of goods in many different industries including, but not limited to, electronic and high-technology, automotive, oil and gas, energy, retail, pharmaceutical and health care, machinery, printed matter, trade show materials and aerospace.  We also continue to expand our business with government agencies and defense entities globally.  In 2006, no customer accounted for more than 5% of our revenues.  Despite this healthy diversification of customers, adverse conditions in some of our larger business sectors could have an impact on our business should there be a significant decrease in our customers’ volumes.  We expect that demand for our services, and consequently results of operations will continue to be sensitive to domestic and global economic conditions and other factors we cannot directly control.  As such, our focus will remain on expanding lines of business with current customers and adding new accounts through our field and global sales teams.

In 2006, our principal customers included shippers of:

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

Employees

We had over 11,500 employees at December 31, 2006, including approximately 550 sales personnel.  None of our employees are currently covered by a collective bargaining agreement.  We have experienced no work stoppages and consider our relations with employees to be good.  Our owned or leased vehicles were driven by approximately 115 of our employees as of December 31, 2006.

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

Independent contractors

We also had contracts with approximately 1,900 independent owner/operators of local delivery services as of December 31, 2006.  The independent owner/operators own, operate and maintain the vehicles they use in their work for us and may employ qualified drivers of their choice.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of February 20, 2007:

Name	Age	Position
James R. Crane	53	Chairman of the Board of Directors and Chief Executive Officer

E. Joseph Bento	44	Chief Marketing Officer and President of North America

Charles H. Leonard	58	Chief Financial Officer

Ronald E. Talley	55	President, The Select Carrier Group

Vittorio Favati	48	President, Asia Pacific Region

Bruno Sidler	49	President, Europe, Middle East and Africa Regions

Dana A. Carabin	39	General Counsel, Secretary, and Chief Compliance Officer

James R. Crane.  Mr. Crane has served as our Chief Executive Officer and Chairman of the Board of Directors since he founded EGL in March 1984, and has 25 years experience in the transportation industry.  Mr. Crane is a Director of the Houston Museum of Natural Science and also serves as a Director of HCC Insurance Holdings, Inc.

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

Charles H. Leonard.  Mr. Leonard joined EGL as Chief Financial Officer in March 2006.  Prior to joining EGL, Mr. Leonard was Chief Financial Officer of Transport Industries Holdings, Inc., a privately held transportation and logistics company, from September 2005 to December 2005.  Prior to that, Mr. Leonard was Senior Vice President and Chief Financial Officer of the General Partner of TEPPCO Partners, LP, a New York Stock Exchange-listed petroleum storage, transportation and marketing company, from 1990 to his retirement in July 2005.  In May 2006, Mr. Leonard was elected to the Board of Directors of Delek US Holdings, Inc., a New York Stock Exchange-listed diversified energy business focused on petroleum refining and supply and on retail marketing, where he serves as an independent board member and member of that board’s audit committee.

Ronald E. Talley.  Mr. Talley has served as President of Select Carrier Group, a wholly owned subsidiary of EGL since July 2002.   Mr. Talley also served as Chief Operating Officer from March 2005 to May 2006.  He served as Chief Operating Officer, Domestic from December 1997 to June 2002.  He joined us in 1990 as a station manager and later served as a regional manager.  In 1996, he served as a Senior Vice President of Eagle Freight Services, and our truck brokerage and charter operations, and most recently, he has served as Senior Vice President of our air and truck operations.  Prior to joining us, Mr. Talley served as a station manager at Holmes Freight Lines from 1982 to 1990.  From 1979 to 1982, Mr. Talley held a variety of management positions with Trans Con Freight Lines.  From 1969 to 1979, Mr. Talley served in several management positions at Roadway Express.

Vittorio Favati.  Mr. Favati has been the President – Asia Pacific Region since 2006 and the Executive Vice President of Asia Pacific since 2001.  Mr. Favati has been with us since 1993, serving in various roles throughout the organization.

Bruno Sidler.  Mr. Sidler joined EGL as President - Europe, Middle East and Africa Regions in February 2007.  Mr. Sidler has more than 25 years experience in the logistics industry, including serving from 1998 to 2006 as the President and Chief Executive Officer of the Panalpina Group based in Switzerland.

Dana A. Carabin.  Ms. Carabin has served as our General Counsel and Secretary since October 2005.  She has also served as our Chief Compliance Officer since March 2006.  Prior to joining EGL, she served as General Counsel and Secretary of Quanta Services, Inc., a publicly traded utility services company, since 2001.  Ms. Carabin holds a J.D. degree.

Forward-Looking Statements

The statements contained in this document (including the portion, if any, appended to this Form 10-K or incorporated by reference) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Such forward-looking statements include, but are not limited to, those relating to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items; (ii) plans and objectives of management for future operations, including plans or objectives relating to EGL’s service offerings; (iii) future economic performance; (iv) the consummation of any merger or similar transaction involving EGL; (v) assumptions underlying or relating to any of the matters in clauses (i) through (iv); and (vi) other statements that include expectations, intentions, projections, developments, future events, expected performance, underlying assumptions, and other statements which are other than statements of historical facts.

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

Our actual results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below, as well as elsewhere in this document and in our other filings with the Securities and Exchange Commission.  If one or more of these risks or uncertainties materialize (or the consequences of such a development worsen), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement, and we disclaim any responsibility to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

-

the ability to continue to develop advanced information systems;

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

Our international operations are directly related to and dependent on the volume of international trade, particularly trade between the United States and foreign nations.  This trade, as well as our international operations, is influenced by many factors, including:

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

-

contain provisions that define allowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and

-

restrict the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

These laws and regulations affect how we do business with our customers and, in some instances, impose added costs on our business. A violation of these laws and regulations could result in the imposition of fines and penalties or the termination of our contracts.  In addition, the violation of certain other generally applicable laws and regulations could result in our suspension or debarment as a government contractor.  In March 2006, we received notification from the U.S. Army’s Office of Suspension and Debarment that we were temporarily suspended from doing business with the government as a direct contractor or subcontractor effective February 27, 2006.  See Item 3, “Legal Proceedings.”

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

The price of fuel is directly influenced by the price of crude oil and to a lesser extent by refining capacity relative to demand, which are influenced by a wide variety of macroeconomic and geopolitical events which are completely beyond our control. Additionally, hostilities in the Middle East and terrorist attacks in the U.S. and abroad could cause significant disruptions in the supply of crude oil and have had a significant impact on the price and availability of fuel.

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

We may lose business to competitors.

Competition within the freight industry is intense.  We compete in North America primarily with fully integrated carriers and smaller freight-forwarders.  Internationally, we compete primarily with the major European based freight forwarders, Expeditors International, DHL, BAX, UPS and other freight forwarders.  We expect to encounter continued competition from those forwarders that have a predominantly international focus and have established international networks, including those based in the United States and Europe.  We also expect to continue to encounter competition from other forwarders with nationwide networks, regional and local forwarders, passenger and cargo air carriers, trucking companies, cargo sales agents and brokers, and carriers and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers.  As a customs broker and ocean freight forwarder, we encounter strong competition in every port in which we do business, often competing with large domestic and foreign firms as well as local and regional firms.  Our inability to compete successfully in our industry could cause us to lose customers or realize declines in the volume of our shipments.

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

If we are unable to limit our exposure to customers’ claims through contract terms and insurance coverage, we could be required to pay large amounts as compensation for their claims and our results of operations could be materially adversely affected.

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

The Internal Revenue Service, state authorities and other third parties have at times successfully asserted that independent owner/operators in the transportation industry, including those of the type we use in connection with our local pick up and delivery operations, are “employees” rather than “independent contractors.”  Although we believe that the independent owner/operators we use are not employees, and have tailored our program specifically to avoid this categorization, the IRS, state authorities or others could challenge this position, and federal and state tax or other applicable laws, or interpretations of applicable laws, could change.  If they do, we could incur additional employee benefit-related expenses and could be liable for additional taxes, penalties and interest for prior periods and additional taxes for future periods.  Current and former pickup and delivery drivers have brought a purported class action lawsuit claiming that they are employees and not independent contractors as described under “Item 3. Legal Proceedings.”

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

Our chairman beneficially owns approximately 17.6% of our outstanding common stock and has the greatest influence of any of our shareholders.

James R. Crane beneficially owns approximately 17.6% of our outstanding common stock.  Based on the ownership positions of our current shareholders, his ability to influence matters submitted to a vote of shareholders is greater than any other shareholder.

Provisions of our charter, bylaws and shareholder rights plan and of Texas law may delay or prevent transactions that would benefit shareholders.

Our articles of incorporation and bylaws and Texas law contain provisions that may have the effect of delaying, deferring or preventing a change of control.  These provisions, among other things:

-

authorize our Board of Directors to set the terms of preferred stock;

-

provide that any shareholder who wishes to propose any business or to nominate a person or persons for the election as director at any meeting of shareholders may do so only if advance notice is given to our corporate secretary;

-

restrict the ability of shareholders to take action by written consent; and

-

restrict our ability to engage in transactions with some 20% shareholders.

Because of these provisions, persons considering unsolicited tender offers or other unilateral takeover proposals may be more likely to negotiate with our board of directors rather than pursue non-negotiated takeover attempts.  In addition, we have adopted a shareholder rights plan that will cause substantial dilution to any person or group that attempts to acquire us without the approval of our board of directors.  The provisions of our charter, bylaws and shareholder rights plan may make it more difficult for our shareholders to benefit from transactions that are opposed by an incumbent board of directors.

ITEM 1B.

Unresolved Staff Comments

None

ITEM 2.

Properties

The properties used in our domestic and foreign operations consist principally of air and ocean freight forwarding offices, customs brokerage offices and warehouse and distribution facilities.  Our freight forwarding terminal locations are typically located at or near major metropolitan airports and occupy between 300 and 509,000 square feet of leased or owned space and typically consist of offices, warehouse space, bays for loading and unloading and facilities for packing.  Terminals are managed by a station manager who is assisted by operation managers.  We also have locations that are limited to sales and administrative activities.  The leased terminals are under noncancelable leases that expire on various dates through 2027.  From time to time, we may expand or relocate terminals to accommodate growth.

The following table sets forth certain information as of December 31, 2006 concerning the number of our domestic and foreign facilities and freight handling terminals:

	Owned	Leased	Total
North America	2	148	150
South America	6	38	44
Europe and Middle East	6	107	113
Asia and South Pacific	17	123	140
Total	31	416	447

As of December 31, 2006, our corporate office, which occupies approximately 149,000 square feet of space, is a leased facility located in Houston, Texas.

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

As a result of discussions with the government, we received a letter from the United States Attorney’s Office of the Eastern District of Texas on December 12, 2005 offering to settle the war risk surcharge issue for the sum of $4.0 million.  Of the $4.0 million, $1.1 million reimburses the government for war risk surcharges (the full amount of which had been previously reserved in EGL’s financial statements), and the remaining $2.9 million represents penalties for improper billings.  EGL entered into a settlement agreement with the government in accordance with the letter on June 5, 2006 and paid the $4.0 million on June 21, 2006.  Recognizing EGL’s cooperation in and assistance with the government’s review, as part of the settlement, the United States Attorney’s Office and the Defense Criminal Investigative Service waived all investigatory expenses and made no recommendation to the DOD for debarment of EGL from future DOD contracts.  In addition, the United States Attorney’s Office of the Eastern District of Texas is not expected to recommend to the DOD or the Department of Justice any criminal indictment of EGL related to the war risk surcharges.  In December 2005, EGL recorded a charge of $2.9 million (approximately $0.06 per share) for this penalty.

In March 2006, we were notified by the U.S. Army’s Office of Suspension and Debarment that we were temporarily suspended from doing business with the government as a direct contractor or sub-contractor effective February 27, 2006.  The basis of the suspension was the guilty plea entered by one of the two employees EGL terminated related to the war risk surcharge investigation.  This action was taken despite the settlement offer by the United States Attorney’s Office of the Eastern District of Texas in which it offered not to recommend that EGL be debarred from future DOD contracts.  The suspension was appealed to the Army’s Suspension and Debarment Officer and, on March 24, 2006, EGL entered into an Administrative Compliance Agreement (Agreement) with the Army pursuant to which the suspension was rescinded.  In the Agreement, EGL agreed, among other things, to establish and maintain a written Government Contracting Policies and Procedures Manual to regulate the performance of its Government contracts, provide ethics and government contracting training to its employees, appoint a managerial employee as Ethics Program Director (EPD) who will be the first point of contact for all questions regarding the terms and conditions of the Agreement and the Company’s implementation of the Agreement, and report to the Army concerning our compliance with the Agreement.  Additionally, we appointed an Ombudsman to assist the EPD and company management in implementing the Agreement, serve as a point of contact for all questions regarding the terms and conditions of the Agreement, investigate complaints concerning our compliance with the Agreement and report to the Army concerning our compliance with the Agreement.  The Ombudsman submits written reports to the Army, on a quarterly basis, concerning our compliance with the Agreement, complaints made against EGL regarding its performance under government contracts and the actions taken by us regarding these complaints.

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

EGL is aware of four lawsuits that challenge the Proposal made by Mr. Crane and others to acquire all of the equity interests in EGL.  They are as follows:

Vivian Golombuski v. EGL, Inc. et al., Cause No. 2007-00139, in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against EGL, all of its directors other than Mr. Wolff, and General Atlantic LLC as a class action on behalf of all EGL shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal is unfair and grossly inadequate and that the director defendants breached their fiduciary duties to the shareholders.  Plaintiff alleges that General Atlantic aided and abetted the director defendants’ breaches of fiduciary duty.  Plaintiff seeks to enjoin the defendants from effectuating the Proposal.

Platinum PVA Fund v. Milton Carroll, et al., Cause No. 2007-00554, in the 151st Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against EGL and all of its directors other than Mr. Wolff on behalf of a class of all EGL shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal offers grossly unfair compensation to EGL’s shareholders and that the director defendants must take other measures to maximize value to shareholders.  Plaintiff seeks to enjoin the Proposal and to recover damages, costs, and attorneys’ fees.

Raymond Somers v. James R. Crane, et al., Cause No. 2007-00678, in the 280th Judicial Court of Harris County, Texas.  Plaintiff brings this action derivatively on behalf of EGL against all of its directors other than Mr. Wolff and General Atlantic LLC.  Plaintiff alleges that the Proposal is for a grossly inadequate and unfair price; that the Board and the Special Committee of the Board are dominated and controlled by Mr. Crane; and that the individual defendants have engaged in self-dealing.  Plaintiff seeks to recover damages on behalf of EGL against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, and against General Atlantic for aiding and abetting the director defendants in their alleged breaches of duty.  Plaintiff seeks an injunction against the Proposal, a constructive trust, and costs including attorneys’ fees.

Jim Roberts v. EGL, Inc., et al., Cause No. 2007-05941, in the 281st Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against EGL, all of its directors other than Mr. Wolff, and General Atlantic LLC on behalf of a class of all EGL shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal is unfair and grossly inadequate, and that the individual defendants have breached their fiduciary duties by not taking measures to ensure that the interests of EGL’s public shareholders are properly protected.  Plaintiff seeks to enjoin the Proposal.

EGL and the other defendants have filed a motion seeking to consolidate these lawsuits.

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

ITEM 4.

Submission of Matters To a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ Global Select Market tier of The NASDAQ Stock Market under the symbol EAGL.  The following table sets forth the quarterly high and low sales prices for each indicated quarter of 2005 and 2006.

Quarter Ended	High	Low
March 31, 2005	$ 32.98	$ 22.30
June 30, 2005	23.29	16.20
September 30, 2005	27.70	19.06
December 31, 2005	39.19	24.97

March 31, 2006	$ 46.56	$ 34.12
June 30, 2006	53.80	40.80
September 30, 2006	51.98	28.80
December 31, 2006	40.76	28.57

There were approximately 302 shareholders of record (excluding brokerage firms and other nominees) of our common stock as of February 13, 2007.

The following graph compares the cumulative 5-year total return to shareholders on EGL, Inc.'s common stock relative to the cumulative total returns of the S & P 500 index and the Dow Jones US Delivery Services index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company's common stock and in each of the indexes on December 31, 2001 and its relative performance is tracked through December 31, 2006.

Stock repurchases

On March 16, 2006, October 31, 2006 and December 20, 2006, 7,500, 3,334 and 7,000 shares of restricted stock that had been issued pursuant to our Long Term Incentive Plan (the “Plan”) vested.  Pursuant to the terms of the Plan and applicable Restricted Stock Award Agreements, employees may elect to satisfy their tax withholding obligations upon vesting by having us make such tax payment and withhold a number of vested shares having a value on the date of vesting equal to their tax withholding obligation.  As a result of such employee elections, we withheld shares as follows during the first and fourth quarters of 2006, and accounted for such shares as treasury stock:

Period	(a) Total Number of Shares Purchased	(b) Average Price Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate dollar value) of Shares That May Yet be Purchased Under the Plans or Programs
March 1 – March 31, 2006	1,263	$43.21	None	N/A
October 1 – October 31, 2006	882	$34.77	None	N/A
December 1 – December 31, 2006	929	$29.53	None	N/A
Total	3,074	$36.65	None	N/A

Dividends

Since our initial public offering in November 1995, EGL has not paid cash dividends on our common stock.  It is the current intention of our management to retain earnings to finance the growth of our business in lieu of paying dividends.  Our credit facility and senior secured notes contain covenants that restrict our ability to pay dividends unless we maintain certain leverage ratios.  See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for a discussion of our credit facility.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
		(in thousands, except per share amounts)
Statement of Income Data:
Revenues	$ 3,217,636	$ 3,096,516	$ 2,741,392	$ 2,143,419	$ 1,842,897
Net revenues (1)	1,010,773	948,474	865,366	735,252	672,132
Operating income (2) (3) (4) (5) (6) (9) (10)	96,482	95,410	81,324	44,765	29,672
Net income (7) (8)	56,330	58,160	50,878	23,945	9,434
Basic earnings per share	$ 1.39	$ 1.23	$ 1.11	$ 0.51	$ 0.20
Basic weighted average shares outstanding	40,465	47,442	45,813	47,204	47,610
Diluted earnings per share	$ 1.38	$ 1.22	$ 1.05	$ 0.50	$ 0.20
Diluted weighted average shares outstanding	40,818	47,832	51,914	47,481	47,811

Balance Sheet Data (at year end):
Working capital	$ 287,500	$ 245,954	$ 287,467	$ 226,715	$ 204,082
Total assets	1,180,438	1,089,241	1,094,863	941,557	842,074
Long-term indebtedness and capital leases, net of current portion	157,439	215,616	14,802	115,859	107,330
Shareholders’ equity	418,053	321,728	552,432	405,453	367,448

(1)

2003 includes a charge of $2.3 million or $1.4 million net of tax ($0.03 per diluted share) for settlement of the claim by Kitty Hawk.

(2)

2002 includes transaction, integration and restructuring charges related to the merger with Circle totaling $5.7 million or $3.5 million net of tax ($0.07 per diluted share).

(3)

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

(5)

2005 includes a $2.9 million ($0.06 per diluted share) nondeductible penalty for improper government billings.  See note 18 of the notes to our consolidated financial statements.

(6)

2006 includes a $3.9 million or $2.5 million net of tax ($0.06 per diluted share) gain for the sale of a facility in the United Kingdom.

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

(8)

2004 includes $12.6 million or $7.3 million net of tax ($0.14 per diluted share) in gains on the sale of our investments in TDS Logistics, Inc. and Miami Air.  2005 includes $4.0 million or $2.4 million net of tax ($0.05 per diluted share) in gains on the sale of our investment in TDS Logistics, Inc.  2006 includes $1.0 million or $643,000 net of tax ($0.02 per diluted share) in gains on the sale of our investment TDS Logistics, Inc.  (See note 6 of the notes to our consolidated financial statements.

(9)

2006 includes $3.8 million ($0.09 per diluted share) for a goodwill impairment charge.

(10)

2006 includes $8.7 million or $5.6 million net of tax ($0.14 per diluted share) of stock-based compensation.

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

We achieved revenues of $3.22 billion for the year ended December 31, 2006, a 3.9% increase over revenues of $3.10 billion in 2005.  Net revenues increased by $62.3 million, or 6.6%, to $1.01 billion compared to $948.5 million in 2005.  Operating income increased by 1.1% as compared to 2005 due to a $62.3 million increase in net revenues while our operating expenses increased $61.2 million.  We remain committed to leveraging our infrastructure by seeking to contain our operating expenses and improving our yield management in 2007.

The Company has received a proposal to purchase all of its outstanding common stock, and is exploring strategic alternatives.  See Item 1, “Offer to Purchase the Company.”

Our results of operations, cash flows and financial position in 2006 reflect, among other things, the following:

Leveraging our global network.  In 2006, we continued to leverage our global network and our ability to cross-sell services in an effort to increase volumes through our service offerings in the geographic divisions we serve.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.

Continued focus on net revenue margins.  Gross revenues improved by 4% in 2006 as compared to 2005 as we continue to increase revenues with existing customers and win business from new customers.  Net revenue margins improved to 31.4% in 2006 from 30.6% in 2005 due to an improvement in ocean freight forwarding margins and increased logistics revenues that have a high net revenue margin as compared to freight forwarding product lines.

Stock option expense associated with revised measurement dates.  In response to recent publicity regarding stock option practices at other companies, management, under the direction and oversight of the Audit Committee, conducted an internal review of historical stock option grant practices and related accounting treatment.  Based upon this review, management and the Audit Committee determined that for certain stock option grants, mainly between 2000 and 2002, the measurement dates for accounting purposes were different from the recorded grant dates of the awards.  The examination has been completed and we have determined that the cumulative impact of the adjustments related to incorrect measurement dates resulted in an understatement of compensation expense of $2.1 million pre-tax.  We concluded that the impact of these adjustments to the years 2001, 2002, 2003, 2004 and 2005 is not material to our consolidated financial statements and the cumulative impact of the adjustments has been recorded as a charge in personnel costs in the third quarter of 2006.  Management and the Audit Committee found no indication of intentional misconduct in the dating of stock options.

Goodwill impairment charge.  During the fourth quarter of 2006, we performed our annual impairment review for goodwill and indefinite-lived intangible assets and recorded a non-cash charge of $3.8 million to reduce the carrying value of goodwill in our South America segment, which is recorded as a component of general and administrative expenses in the accompanying consolidated statement of income.  The impairment resulted primarily from a decline in forecasted cash flows as well as a rise in the discount rate.

Resolution of a business interruption claim for warehouse fire in our United Kingdom operations.  On March 31, 2006, we resolved a business interruption claim and recorded a gain of $2.2 million.  In addition, in March 2006, we received a payment on our outstanding property claim of $517,000 which resulted in a gain of $324,000.

Sale of facility in the United Kingdom.  On November 3, 2006, we sold a facility in the United Kingdom for $8.5 million.  As a result, we recognized a gain on the sale of this asset of approximately $3.9 million.

Global deployment of information technology systems.  In 2006, we continued the global deployment of our EGL Vision Suite of Technologies – Logistics Vision, Financial Vision, and People Vision.  We also withdrew the Logistics Vision and Financial Vision from one country due to a consolidation of the finance function into a country on a different system.  Logistics Vision is a freight forwarding system designed to allow a seamless flow of data across the globe and eliminate duplicate data entry on multiple systems.  Financial Vision is an Oracle-based financial system designed to allow global visibility of financial results and streamlined financial reporting, and the ability to automate intercompany accounting and settlements.  People Vision is an Oracle-based human resources application designed to allow global visibility to employee tracking, training and development.  Management plans to continue development of Logistics Vision and Financial Vision to achieve the successful deployment of systems which remain a critical component of improving operational efficiencies and effectively growing the business.

We plan in 2007 to work towards continued revenue growth within our existing network and continued improvement of working capital management plus improving yields and operational efficiencies. We have begun implementation of a resource improvement plan through which we are seeking savings through reductions in third-party contracted services, corporate headcount reductions, incentive program restructuring and short-term reductions in salary expense through temporary salary reductions or unpaid time off.

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

	Year Ended December 31,
	2006		2005		2004
		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 2,115,648	65.7	$ 2,035,020	65.7	$ 1,798,968	65.6
Ocean freight forwarding	461,616	14.4	443,769	14.3	391,554	14.3
Customs brokerage and other	640,372	19.9	617,727	20.0	550,870	20.1
Revenues	$ 3,217,636	100.0	$ 3,096,516	100.0	$ 2,741,392	100.0

		% of Gross		% of Gross		% of Gross
	Amount	Revenues	Amount	Revenues	Amount	Revenues
Net revenues:
Air freight forwarding	$ 560,340	26.5	$ 558,142	27.4	$ 508,091	28.2
Ocean freight forwarding	106,353	23.0	89,939	20.3	76,249	19.5
Customs brokerage and other	344,080	53.7	300,393	48.6	281,026	51.0
Net revenues	$ 1,010,773	31.4	$ 948,474	30.6	$ 865,366	31.6

		% of Net		% of Net		% of Net
		Revenues		Revenues		Revenues
Operating expenses:
Personnel costs	558,227	55.2	522,015	55.0	481,320	55.6
Other selling, general and administrative expenses	356,064	35.2	337,024	35.5	302,722	35.0
EEOC legal settlement	-	-	(5,975)	(0.6)	-	-
Operating income	96,482	9.6	95,410	10.1	81,324	9.4
Nonoperating (income) expense, net	8,825	0.9	(5,147)	(0.5)	(7,259)	(0.8)
Income before provision for income taxes	87,657	8.7	100,557	10.6	88,583	10.2
Provision for income taxes	31,327	3.1	42,397	4.5	37,705	4.3
Net income	$ 56,330	5.6	$ 58,160	6.1	$ 50,878	5.9

2006 Compared to 2005

Revenues.  Revenues increased $121.1 million, or 3.9%, to $3,217.6 million in 2006, compared to $3,096.5 million in 2005, due to an increase in air freight forwarding revenues of $80.6 million, an increase in ocean freight forwarding revenues of $17.8 million and an increase in customs brokerage and other revenues of $22.7 million.  Net revenues, which represent revenues less freight transportation costs, increased $62.3 million, or 6.6%, to $1,010.8 million in 2006, compared to $948.5 million in 2005.  Net revenue margins (net revenues as a percentage of revenues) improved by 80 basis points in 2006 to 31.4%, as compared to 30.6% in 2005 due to improvements in ocean freight forwarding and customs brokerage and other margins.

Air freight forwarding revenues.  Air freight forwarding revenues increased $80.6 million, or 4.0%, to $2,115.6 million in 2006, compared to $2,035.0 million in 2005, primarily due to continuing volume and shipment increases in Asia/South Pacific and volume increases in North America offset by shipment declines in South America and Europe/Middle East.

Air freight forwarding net revenues increased $2.2 million, or 0.4%, to $560.3 million in 2006, compared to $558.1 million in 2005.  Air freight forwarding net revenues increased primarily in North America.  The air freight forwarding margin decreased to 26.5% for 2006, as compared to 27.4% for 2005, primarily due to declines in Asia/South Pacific resulting from the pass through of rising fuel costs to our customers which increased gross revenues without corresponding increases in net revenues.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $17.8 million, or 4.0%, to $461.6 million in 2006, compared to $443.8 million in 2005 primarily due to volume increases in Asia/South Pacific and Europe/Middle East due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $16.5 million, or 18.4%, to $106.4 million in 2006, compared to $89.9 million in 2005, while the ocean freight forwarding margin increased to 23.0% for 2006, compared to 20.3% for 2005 from increases across all geographic divisions due to the introduction of more capacity by ocean carriers resulting in lower transportation costs.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include imports, warehousing, distribution and other logistics services, increased $22.7 million, or 3.7%, to $640.4 million in 2006, compared to $617.7 million in 2005.  Customs brokerage revenues decreased primarily due to a decline in Europe/Middle East and North America trade activity, offset by increases in South America and Asia/South Pacific.  Warehousing and logistics revenues increased due to continued growth in Asia/South Pacific, North America and South America as a result of the addition of several new logistics projects, offset by a decline in Europe/Middle East.

Customs brokerage and other net revenues increased $43.7 million, or 14.5%, to $344.1 million in 2006, compared to $300.4 million in 2005.  Customs brokerage and other margins increased to 53.7% for 2006, compared to 48.6% for 2005 primarily due to new projects with higher margins in North America, South America and Europe/Middle East and disposition of several lower margin projects.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions, incentive programs, salaries and temporary and contract labor.  Personnel costs increased $36.2 million, or 6.9%, to $558.2 million in 2006, compared to $522.0 million in 2005.  The increase in personnel costs was due primarily to increased headcount to support the increase in business activity, stock-based compensation expense resulting from the implementation of FAS 123R and granting of restricted stock, an adjustment to correct our prior stock option grant practices, and increased temporary labor related to several new logistics projects in North America, offset by a decrease in incentive compensation.  We implemented FAS 123R on January 1, 2006 and incurred $5.8 million of stock-based compensation expense during 2006 related to stock options and shares issued under our Employee Stock Purchase Plan.  We also incurred $853,000 in stock-based compensation expense related to restricted stock grants.  In addition, we recorded $2.1 million of stock-based compensation in 2006 related to our review of our option grant practices during the 1996 through 2005 fiscal years.  Stock-based compensation for 2005 was $191,000.  During the year ended December 31, 2005, we recorded charges of $1.6 million for workforce reductions, mainly in certain European and U.S. locations.  We have historically maintained incentive bonus, profit sharing and sales commission compensation plans to reward attainment of targets.  Our incentive bonus and profit sharing compensation plans include a combination of target achievements related to total company financial performance, business unit financial performance and individual goals and objectives.  In 2006, more challenging financial performance targets were introduced which have resulted in a lower level of incentive compensation expense in 2006 as compared to 2005.  As a percentage of net revenues, personnel costs increased to 55.2% in 2006, compared to 55.0% in 2005.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $19.1 million, or 5.7%, to $356.1 million in 2006, compared to $337.0 million in 2005.  As a percentage of net revenues, other selling, general and administrative expenses were 35.2% in 2006, compared to 35.5% in 2005.  The increase is due primarily to a $12.8 million increase in facilities costs, an $11.0 million increase in professional fees and a $3.8 million goodwill impairment charge, offset by decreased depreciation and bad debt expense.  In addition, in 2006, we recorded a $3.9 million gain from the sale of a facility in the United Kingdom.

EEOC legal settlement.  During 2005, we recaptured $6.0 million of the $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating (income) expense, net.  Nonoperating (income) expense, net includes interest expense, interest income, minority interest expense, equity in (earnings) losses from affiliates, foreign exchange (gains) losses and other nonoperating (income) expenses.  Nonoperating expense was $8.8 million in 2006 as compared to nonoperating income of $5.1 million in 2005.  In 2006, we had foreign exchange losses of $2.8 million, as compared to foreign exchange gains of $2.5 million in 2005.  In 2006, we received a gain of $1.0 million on the sale of TDS from receipt of escrow payments as compared to $4.0 million in 2005.  See note 6 of the notes to our consolidated financial statements.  Additionally, we incurred net interest expense of $7.3 million in 2006, compared to $2.7 million in 2005.

Effective tax rate.  Our effective tax rate for 2006 was 35.7% compared to 42.2% for 2005.  Our effective tax rates fluctuate due to changes in the level of pre-tax income in foreign countries that have different rates and certain income and/or expenses that are permanently non-taxable or non-deductible in certain jurisdictions including the U.S.  The reduced effective tax rate includes the benefits of foreign deferred tax account adjustments and the utilization of valuation allowances against current period taxable earnings due to higher profitability in Europe.

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

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions, incentive programs, salaries and temporary and contract labor.  Personnel costs increased $40.7 million, or 8.5%, to $522.0 million in 2005, compared to $481.3 million in 2004.  The increase in personnel costs was due primarily to increased hiring as a result of the increase in business activity and salary adjustments.  In addition, during the year ended December 31, 2005, we recorded charges of $1.6 million for workforce reductions, mainly in certain European and U.S. locations.  We have historically maintained incentive bonus, profit sharing and sales commission compensation plans to reward attainment of targets.  Our incentive bonus and profit sharing compensation plans include a combination of target achievements related to total company financial performance, business unit financial performance and individual goals and objectives.  For 2005, more challenging financial performance targets were introduced which have resulted in a lower level of incentive compensation expense in 2005.  As a percentage of net revenues, personnel costs decreased to 55.0% in 2005, compared to 55.6% in 2004.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $34.3 million, or 11.3%, to $337.0 million in 2005, compared to $302.7 million in 2004.  As a percentage of net revenues, other selling, general and administrative expenses were 35.5% in 2005, compared to 35.0% in 2004.  The increase is due primarily to the $2.9 million penalty for improper government billings, increased fees for the continued deployment of our Vision suite of technologies – freight forwarding, accounting and human resources systems – as well as increased accounting and tax fees and increased insurance costs due to higher claims activity in the U.S. and cargo claims accruals relating to the warehouse fire in the United Kingdom.

EEOC legal settlement.  During 2005, we recaptured $6.0 million of the $8.5 million previously held in a fund to resolve potential claims in connection with a 2001 consent decree with the EEOC, resulting primarily from a significantly lower number of qualified claimants than originally projected.

Nonoperating income (expense), net.  Nonoperating income (expense), net includes interest expense, interest income, minority interest expense, equity in earnings (losses) from affiliates, foreign exchange gains (losses) and other nonoperating income (expenses).  Nonoperating income was $5.1 million in 2005 as compared to nonoperating income of $7.3 million in 2004.  In 2005, we had foreign exchange gains of $2.5 million, as compared to foreign exchange losses of $1.4 million in 2004.  In 2004, we sold our investment in Miami Air and realized a gain of approximately $6.7 million.  We sold our investment in TDS in 2004 for approximately $51.4 million in cash.  We received approximately $45.3 million of the sale proceeds in August 2004.  In 2004, the TDS sale resulted in a gain of approximately $5.9 million, which excludes the proceeds held in escrow.  In 2005, we recorded a gain of $4.0 million following the resolution of certain contingencies.  See note 6 of the notes to our consolidated financial statements.  Additionally, we incurred net interest expense of $2.7 million in 2005, compared to $6.2 million in 2004, and had equity losses of affiliates of $85,000 in 2005, compared to earnings of $1.7 million in 2004.

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

As primarily a non-asset based freight forwarder, we do not have the same level of capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2007 will be in the range of $30 to $35 million, including approximately $8 to $12 million expected on information systems expenditures.  Based on current plans, we believe that our existing capital resources, including $131.9 million of cash and cash equivalents and $247.7 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through December 31, 2007.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing shareholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

2006 Compared to 2005

Net cash provided by operating activities.  Net cash provided by operating activities was $75.4 million in 2006, compared to $156.1 million in 2005.  The decrease in 2006 was primarily due to a $33.8 million net decrease in cash from changes in working capital for 2006, compared to a $49.4 million net increase for 2005.  The decrease in cash from changes in working capital is due to a $48.1 million increase in trade receivables due to an 8% increase in days sales outstanding from 61 days at December 31, 2005 to 66 days at December 31, 2006.  In addition to the increase in trade receivables, there was a $14.1 million increase in payables and other accrued liabilities, compared with a $29.5 million increase in 2005.

Net cash used in investing activities.  Net cash used in investing activities in 2006 was $19.2 million, compared to $29.4 million in 2005.  Capital expenditures were $47.5 million during 2006, compared to $41.2 million during 2005, a $6.3 million increase.  The expenditures in 2005 were mainly due to the implementation of our operational and financial systems, other software expenditures and equipment purchases.  $12.5 million of the capital expenditures in 2005 relate to the purchase of a corporate plane.  Restricted cash decreased by $2.3 million in 2006 as compared to a decrease of $5.3 million in 2005.  In 2005, in connection with our acquisition of Miami International Forwarders in 2003 and the buyout of a minority interest partner in Thailand in 2001, we made earnout payments totaling $4.4 million.  In 2006 and 2005, we received proceeds of $23.6 million and $4.3 million, respectively, from sales of other property and equipment.  The increase in 2006 is due, in part, to proceeds of $11.5 million from the sale of the company aircraft and $8.5 million from the sale of a facility in the United Kingdom.

Net cash used in financing activities.  Net cash used in financing activities in 2006 was $47.3 million, compared to $107.7 million in 2005.  The cash used in financing activities in 2006 consists of $547.2 million in repayments of debt (primarily related to our revolving line of credit), $4.4 million of repayment of financed insurance premiums, and $1.9 million in payments of capital lease obligations, offset by $481.8 million in proceeds from the issuance of debt (primarily related to our revolving line of credit), $15.0 million in proceeds from the exercise of 670,000 stock options, $5.4 million in excess tax benefits from employee stock options, $2.8 million from issuances of short-term debt, net of repayments and $1.2 million in proceeds from the issuance of 86,000 shares of common stock from our Employee Stock Purchase Plan (ESPP).  The cash used in financing activities in 2005 consists of $309.3 million in repayments of debt (primarily related to our revolving line of credit), $211.0 million in cash payments for the repurchase of 8.1 million shares of our outstanding common stock from our tender offer, $94.3 million in cash payments for the repurchase of 5.0 million shares of our outstanding common stock, $3.5 million in payments of financing fees related to our new Amended and Restated Credit Facility, $3.4 million of repayment of financed insurance premiums, $2.7 million from the repayment of short-term debt, net of issuances and $2.2 million in payments of capital lease obligations, offset by $495.6 million in proceeds from the issuance of debt (primarily related to our revolving line of credit), $21.2 million in proceeds from the exercise of 1.0 million stock options and $1.1 million in proceeds from the issuance of 66,000 shares of common stock from our ESPP.

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

Net cash used in financing activities.  Net cash used in financing activities in 2005 was $107.7 million, compared to $22.6 million in 2004.  The cash used in financing activities in 2005 consists of $309.3 million in repayments of debt (primarily related to our revolving line of credit), $211.0 million in cash payments for the repurchase of 8.1 million shares of our outstanding common stock from our tender offer, $94.3 million in cash payments for the repurchase of 5.0 million shares of our outstanding common stock, $3.5 million in payments of financing fees related to our new Amended and Restated Credit Facility, $3.4 million of repayment of financed insurance premiums, $2.7 million from the repayment of short-term debt, net of issuances and $2.2 million in payments of capital lease obligations, offset by $495.6 million in proceeds from the issuance of debt (primarily related to our revolving line of credit), $21.2 million in proceeds from the exercise of 1.0 million stock options and $1.1 million in proceeds from the issuance of 66,000 shares of common stock from our Employee Stock Purchase Plan (ESPP).  The cash used in financing activities in 2004 consists of $6.4 million of repayment of financed insurance premiums, $59.1 million in cash payments for the repurchase of 3.4 million shares of our outstanding common stock, $218.8 million in repayments of debt (primarily related to our revolving line of credit) and $1.1 million in payments of financing fees related to our new Credit Facility, offset by $39.9 million in proceeds from the exercise of 2.1 million stock options, $211.0 million proceeds from the issuance of debt (primarily related to our revolving line of credit) and $791,000 in proceeds from the issuance of 42,000 shares of common stock from our ESPP.

Other factors affecting our liquidity and capital resources

Amended and Restated Credit Agreement.  We entered into an agreement dated as of September 30, 2005 establishing a $300 million senior secured revolving credit facility (the Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement amends and restates our prior revolving credit agreement dated as of September 15, 2004, as previously amended (the Prior Credit Agreement).  The Amended and Restated Credit Agreement is with a syndicate of 13 financial institutions with Bank of America, N.A. as lender and administrative agent and matures on September 30, 2010.

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

Loans under the Amended and Restated Credit Agreement bore interest initially at a rate per annum equal to either, at our option, (1) LIBOR plus 1.25% or (2) the Base Rate (defined as the higher of Bank of America, N.A.’s prime rate or 0.50% over the Federal Funds rate).  In addition, we are required to pay a commitment fee of 0.20% on the undrawn amounts under the Amended and Restated Credit Agreement.  Interest rates and commitment fees under the Amended and Restated Credit Agreement are subject to increase or decrease as a function of the ratio of our Consolidated Net Funded Indebtedness to Consolidated EBITDA (each as defined in the Amended and Restated Credit Agreement).  We may select interest periods of one, two, three or six months for LIBOR loans, subject to availability.  Interest will be payable at the end of the selected interest period, but no less frequently than quarterly.

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

The Amended and Restated Credit Agreement contains events of default customary for an agreement of this type, including without limitation, an event of default upon certain specified changes in control.  The occurrence of certain specified “internal control” events that could reasonably be expected to have a material adverse effect on us also constitutes an event of default under the Amended and Restated Credit Agreement.  If a default occurs and is continuing, the administrative agent may, among other things, declare all outstanding principal amounts immediately due and payable.

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  On October 4, 2005, we borrowed approximately $95.8 million under the Amended and Restated Credit Agreement to partially fund the purchase of shares of our common stock in connection with the tender offer (see note 12 of the notes to our consolidated financial statements).  At December 31, 2006, we had borrowings of $37.0 million, $15.3 million in letters of credit outstanding and unused borrowing capacity of $247.7 million under the Amended and Restated Credit Agreement.

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

-

a requirement that we not, at any time, permit the aggregate amount of all Priority Debt (as defined in the Note Purchase Agreement) to exceed 10% of our Consolidated Net Worth (as defined in the Note Purchase Agreement) as of the most recently ended fiscal quarter; and

-

limitations on, among other things, liens asset sales, dividends and stock redemptions, investments and acquisitions, transactions with affiliates and consolidations and mergers and a requirement that we offer to prepay the note in the event of specified changes in control.

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

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Our capital expenditures were approximately $11.0 million and $10.1 million related to the development of these systems during 2006 and 2005, respectively.  Our expected capital expenditures for 2007 are approximately $30 to $35 million, including approximately $8 to $12 million for information technology development and upgrades.

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

On October 4, 2005, we announced the final results of the tender offer.  An aggregate of 8,085,958 shares were properly tendered and not withdrawn at or below a price of $26.00.  Because shareholders tendered less than 9,615,000 shares, there was no proration of tendered shares.  We financed the tender offer with the use of cash on hand and borrowings of $196.0 million under both the new $300 million line of credit facility and the $100 million bridge loan that was refinanced by the issuance of $100 million of floating rate senior secured notes due in October 2012 (see note 8 of the notes to our consolidated financial statements).  As a result, we accepted for purchase and paid approximately $211.0 million for all 8,085,958 shares at a price of $26.00 per share.  Any shares received in the tender offer that were not tendered properly were returned to the tendering shareholders.  The shares purchased pursuant to the tender offer represented approximately 17.1% of EGL’s outstanding shares as of September 30, 2005.

In February and March 2004, our Board of Directors authorized the repurchase of up to $65 million in value of our outstanding common stock depending on market conditions and other factors.  During the program, which expired in July 2004, we repurchased approximately 3.4 million shares of our common stock at an average price of $17.37 per share for approximately $59.1 million.

Stock options.  As of December 31, 2006, we had outstanding non-qualified stock options to purchase an aggregate of 2.3 million shares of common stock at exercise prices equal to the fair market value of the underlying common stock on the dates of grant (prices ranging from $8.88 to $48.62).  At the time a non-qualified stock option is exercised, we will generally be entitled to a deduction for federal and state income tax purposes equal to the difference between the fair market value of the common stock on the date of exercise and the option price.  As a result of non-qualified stock option exercises in 2006 and 2005 to purchase an aggregate of 635,000 and 920,000 shares of common stock, we are entitled to a federal and state income tax deduction of approximately $14.0 million and $10.6 million, respectively.  We have recognized a reduction of our federal and state income tax obligations of approximately $5.6 million and $4.4 million in 2006 and 2005, respectively.  Accordingly, we recorded an increase to additional paid-in capital and a reduction to current taxes payable.  Any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between those amounts.  There is uncertainty as to whether the exercises will occur, the amount of any deductions, and our ability to fully utilize any tax deductions.

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

We secure these guarantees primarily by three methods:  a $75 million standby letter of credit sub-facility included within our Amended and Restated Credit Agreement, surety bonds and security time deposits.  Security time deposits are restricted as to withdrawal for a specified timeframe and are classified on our balance sheet as restricted cash.  As of December 31, 2006, we had $15.3 million in letters of credit outstanding.

We also issue IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of December 31, 2006, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $100.4 million.  Approximately $76.9 million of guarantees, customs bonds and borrowings against credit line guarantees were outstanding as of December 31, 2006.  Of such amounts, $4.0 million represents guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities, which were recorded as liabilities on our consolidated balance sheet.

Leases.  We enter into operating lease agreements, principally for freight operation facilities and office space.  These leases are non-cancelable and expire on various dates through 2027.  Certain of our lease agreements contain renewal options and rent escalation clauses.  These leases allow us to conserve cash by paying a monthly lease payment for use of facilities, rather than purchasing the facilities.  Rent expense for operating leases was $88.2 million, $80.8 million and $86.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, which is net of sublease income of $4.1 million, $3.7 million and $4.5 million, respectively.  Please refer to Note 18 to our consolidated financial statements for more details regarding our outstanding leases.

Disclosures About Contractual Obligations and Commercial Commitments

A summary of payments due by period of our contractual obligations and commercial commitments as of December 31, 2006 are shown in the table below (in thousands).  A more complete description of these obligations and commitments is included in the notes to our consolidated financial statements.

Contractual Obligations	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
Long-term debt including interest	$ 225,867	$ 23,938	$ 33,444	$ 60,785	$ 107,700
Other liabilities (Note 7)	124,750	108,886	8,838	4,098	2,928
Benefit plan contributions (Note 13)	1,864	1,864	-	-	-
Capital lease obligations (Note 18)	1,187	905	250	18	14
Operating leases (Note 18)	433,754	87,882	135,378	88,165	122,329
Total contractual obligations	$ 787,422	$ 223,475	$ 177,910	$ 153,066	$ 232,971

In addition to the contractual obligations above, as of December 31, 2006 we have payments of up to $200,000 contingently payable during 2007 related to business acquisitions.  See note 8 of the notes to the consolidated financial statements.

Certain Relationships and Related Party Transactions

Aircraft usage payments

James R. Crane, our Chairman of the Board and Chief Executive Officer, held interests in two entities (one of which is 50% owned and one of which is wholly owned by Mr. Crane) that lease passenger aircraft to us.  From time to time, our employees use these aircraft in connection with travel associated with our business, for which we make payments to those entities.  During the year ended December 31, 2004, we reimbursed Mr. Crane $1.2 million for actual hourly usage of the aircraft.  In January 2005, we purchased for $12.5 million from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane.  This plane was initially expected to be utilized for business travel, eliminating the prior arrangement whereby EGL used Mr. Crane’s aircraft and reimbursed Mr. Crane the cost thereof.

On July 18, 2005, the Compensation Committee of the Board of Directors of EGL approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 150 hours per year of personal use of our aircraft without reimbursement by Mr. Crane.  Mr. Crane actually used 158.7 hours in 2005.  On March 15, 2006, the Compensation Committee of the Board of Directors approved the 8.7 hours of overage and reduced the amount allowed for personal usage in 2006 by 8.7 hours to 141.3 hours.  In 2006, Mr. Crane’s personal usage amounted to 62.6 hours.

We included usage of 158.7 and 62.6 hours in Mr. Crane’s taxable income for 2005 and 2006, respectively, as required by current U.S. federal income tax regulations.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.  On August 5, 2005, the Board of Directors of EGL approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, an arrangement to provide the independent members of the Board of Directors with limited personal usage of our aircraft, without reimbursement by the directors.  Personal usage of the aircraft by the directors is subject to availability, with priority given to our usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  We will record the number of hours utilized by each director and include in such director’s yearly taxable income the amount required by then current U.S. federal income tax regulations.  In 2006 and 2005, the directors did not utilize the company plane for personal use.

In the second quarter of 2006, we made a decision to sell the aircraft as it was not utilized to the extent anticipated when purchased.  As of June 30, 2006, we had designated the aircraft as an asset held for sale.  We reclassified $11.4 million, which represents the net realizable value of the aircraft as of June 30, 2006, from property, plant and equipment to assets held for sale.  We recognized an impairment loss on the asset of $369,000, which is the difference of the carrying value of the asset and the net realizable value of the asset at June 30, 2006.  In December 2006, we sold the aircraft to an unrelated third party for an aggregate cash purchase price of $11.5 million.  We recognized a loss of $55,000, which is included in other income on our condensed consolidated statement of income.

On November 13, 2006, we entered into a Non-Exclusive Aircraft Lease Agreement with JRC Citation, LLC for the lease of one 2006 Cessna Citation X aircraft.  JRC Citation, LLC is controlled by James R. Crane.  We plan to use the aircraft for business travel by our employees and directors.

The lease has a one-year term and each party has the right to terminate the lease without cause upon thirty days written notice.  The lease is non-exclusive, and JRC Citation, LLC may also lease the aircraft to other parties during the term of the lease.  Our use of the aircraft is on an “as needed” basis and we are not committed to any minimum usage of the aircraft.  We will pay rent on the aircraft based on each flight hour of use of the aircraft at the rate of $2,200 per flight hour.  We are also obligated to obtain or supply all services and supplies necessary to the operation, maintenance and storage of the aircraft, including paying for fuel, maintenance costs and storage fees and obtaining the services of pilots for our LP’s operation of the aircraft when used by us.  JRC Citation, LLC is obligated to maintain bodily injury and property damage liability insurance on the aircraft.  We have agreed to defend and indemnify JRC Citation, LLC and its shareholders, members, directors, officers, managers and employees against any claims, damages or liabilities arising from our operation, maintenance, storage or other use of the aircraft.

Shared employees

Certain of our employees performed services for companies owned by Mr. Crane.  We were reimbursed for these services based upon an allocation percentage of total salaries agreed to by us and Mr. Crane.  We received reimbursements of $80,000, $136,000 and $135,000 for 2006, 2005 and 2004, respectively.  There were no amounts billed but not received as of December 31, 2006.

Relatives of EGL Executive Officers and Directors

Robert Kelley is the brother of Neil Kelley, a member of our Board of Directors.  Robert Kelley is a logistics manager for our company and received total compensation of $89,000 in 2006.  Patrick Bento is the brother of E. Joseph Bento, President of North America and CMO.  Patrick Bento is a global account director for our company and received total compensation of $374,000 in 2006.  Dan Getty is the brother-in-law of E. Joseph Bento.  Dan Getty is the managing director of one of our stations and received total compensation of $151,000 in 2006.

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

The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates – which may result in the selection of estimates that may be viewed as conservative or aggressive by others – based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate; however, actual amounts could and will differ from those estimates.

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

Customs brokerage, import and logistics services.  Customs brokerage and import services involve providing services at destinations, such as helping customers clear shipments through customs by preparing required documentation, calculating and providing for payment of duties and other taxes on behalf of the customers as well as arranging for any required inspections by governmental agencies and arranging for delivery.  We also offer a range of logistics services, distribution and materials management services, international insurance services, global project management services and trade facilitation services.  Revenues include the fees received for these services and are recognized upon completion of the services.

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

We have incurred substantial costs during the periods presented related to a number of information systems projects that were being developed over that time period.  Inherent in the capitalization of those projects are the assumptions that after considering the technological and business issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems.  Management believes that all projects capitalized at December 31, 2006 will be successfully completed and will result in benefits recoverable in future periods.

Goodwill and other intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair value of assets and liabilities included in a business combination, and therefore, indirectly affected by management’s estimates and judgments.  We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable.  We use a two-step impairment test.  In the first step, we compare the fair value of each reporting unit to its carrying value.  We determine the fair value of our reporting units based on the present value of estimated future cash flows.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing.  If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.  If the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then we must record an impairment loss equal to the difference.

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

We performed our annual 2006 goodwill and indefinite-lived intangible asset impairment analysis in the fourth quarter of 2006.  Based on the present value of our estimated future cash flows, we concluded that the carrying value of the net assets assigned to our South America reporting unit exceeded the fair value of the reporting unit.  As such, we performed the second step of the impairment analysis and concluded that all of the recorded goodwill of $3.8 million was impaired and needed to be expensed as a component of operating income.  This impairment charge is recorded as a component of general and administrative expense in the accompanying consolidated statements of income.  We may incur charges for impairment of goodwill and indefinite-lived intangible assets in the future if the net book value of our operating reporting units exceeds estimated fair value.  If we incur additional impairment, it could have an adverse impact on our future earnings.

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

Taxes on earnings

A company’s income tax expense (benefit) for financial reporting purposes is equal to the current tax expense (i.e. amounts due per the income tax return) plus the deferred tax expense.  Deferred tax expense (benefit) is the change during the year in the company’s deferred tax liabilities and assets.  We use the balance sheet approach as prescribed by Financial Accounting Standard 109 (“FAS 109”) to measure the cumulative temporary differences and carryforward amounts at the applicable tax rate thereby determining the deferred tax asset and liability balances.  The deferred tax assets are then analyzed for potential valuation allowances where future tax benefits may not be realized.

We identify and measure all temporary differences, net operating loss carryforward amounts and tax credit carryforward balances to determine the total deferred tax asset and liability amounts at the applicable rate.  We consider all positive and negative factors when evaluating the need for valuation allowances such as historical performance, future earnings forecasts and net operating and credit carryforward utilization by jurisdiction before expiration.  Where such factors do not indicate full realization of the deferred tax asset a valuation allowance is recorded to reduce the expected deferred tax benefit.  The charge to earnings is recorded in the period such determination is made.  When future positive events occur, the valuation allowance will be revised or eliminated.

Our effective tax rate includes the impact of certain undistributed foreign earnings for which no U.S. income taxes have been provided because such earnings are expected to be reinvested indefinitely outside the U.S.  Material changes in our estimates of cash flow, working capital and long-term investment requirements could impact our effective rate should the repatriation of such offshore earnings become necessary.

As discussed in note 11 of the notes to our consolidated financial statements, the Company’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently under examination by the Internal Revenue Service (IRS).  Specifically, the income tax returns filed by EGL, Inc. for fiscal years ended September 30, 2001 and December 31, 2001, and the final income tax return filed by Circle International Group, Inc., a subsidiary of EGL, Inc., for the fiscal year ended October 2, 2000 when it was a separate company prior to the merger with EGL, Inc. are currently under audit.  The case has been with the Appeals division of the IRS since June 2005.  In December 2006, the Company reached a settlement agreement with the IRS Appeals team in this case.  As a result of the settlement the Company will capitalize a portion of software research and development expenditures for fiscal year September 30, 2001.  The Company also will capitalize a portion of merger transaction costs for the short period Circle International Group, Inc. return ended October 2, 2000.

Under the settlement terms the Company estimates it will pay approximately $2.4 million in additional taxes when the case is closed.  Additionally, the Company will recognize an estimated deferred tax benefit of $2.9 million related to temporary items that will be recovered in future periods.

The case must be reviewed by the Joint Committee of Congress which the Company expects to occur by the end of second quarter 2007.  While the outcome of review cannot be predicted with certainty, the Company does not believe any additional material adjustments to its tax returns are probable at this time.  There can be no assurance that the final outcome will not result in material adjustments which would have a material adverse impact on our results of operations and cash flow.  The case can be formally closed once Joint Committee review is complete.

New accounting pronouncements

We discuss new accounting pronouncements in note 1 of the notes to our consolidated financial statements.

ITEM 7A.

Quantitative and Qualitative Disclosures about Market Risk

Our cash flows and net income are subject to fluctuations due to changes in exchange rates.  We attempt to limit our exposure to changing foreign exchange rates through operational actions.  We provide services to customers in locations throughout the world and, as a result, operate with many functional currencies including the key currencies of North America, Latin America, Asia, the South Pacific and Europe.  This diverse base of local currency costs serves to partially counterbalance the effect of potential changes in the value of our local currency denominated revenues and expenses.  Short-term exposures to changing foreign currency exchange rates are related primarily to intercompany transactions.  The duration of these exposures is minimized through the use of an intercompany netting and settlement system that settles the majority of intercompany obligations two times per month.  We use short-term foreign exchange forward contracts on a limited basis to minimize exposures to exchange rates on recorded receivables and payables.  The value of foreign exchange forward contracts was not significant at December 31, 2006 or 2005.

In October 2005, we issued $100 million of floating rate, senior secured notes due in October 2012.  The notes have a variable LIBOR-based interest rate.  See note 8 of the notes to our consolidated financial statements.  As of December 31, 2006, we had approximately $37.0 million outstanding under our line of credit.  Our lease payments on certain financed facilities are tied to market interest rates.  At December 31, 2006, a 10% rise in the base rate for these financing arrangements would not have a material impact on operating income in 2007.

We have not purchased any material futures contracts nor have we purchased or held any material derivative financial instruments for trading purposes during 2006.  In November 2005, we entered into a three-year interest rate swap agreement, which was designated as a cash flow hedge, to reduce our exposure to fluctuations in interest rates on our $300 million LIBOR-based revolving credit facility or any substitutive debt agreements we enter into.  The fair value of the interest rate swap at December 31, 2006 was a gain of $188,000.  The fair value of the interest rate swap at December 31, 2005 was a loss of $301,000, of which $94,000 has been recognized as interest expense.  The interest rate swap expires in January 2009.

ITEM 8.

Financial Statements and Supplementary Data

The financial statements and supplementary information specified by this Item are presented following Item 15 of this report.

ITEM 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.

Controls and Procedures

Disclosure Controls and Procedures

Management, with the participation and supervision of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective.

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

Management, under the supervision of and with participation from the Chief Executive Officer and the Chief Financial Officer, has conducted an evaluation of the effectiveness of the design and operation of its internal control over financial reporting based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, management concluded that that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report on page F-2.

Changes in Internal Control Over Financial Reporting

During the last fiscal quarter (the fourth fiscal quarter in case of an annual report), there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

Other Information

None

PART III

ITEM 10.

Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to information under the caption “Proposal 1—Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” and “Corporate Governance” in our definitive Proxy Statement (the “2007 Proxy Statement”) for our 2007 annual meeting of shareholders.

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees, known as the Code of Conduct.  Anyone may, without charge, upon request, receive a copy of the Code of Conduct from:

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

ITEM 11.

Executive Compensation

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

ITEM 14.

Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the 2007 Proxy Statement.

PART IV

ITEM 15.

Exhibits and Financial Statement Schedules

(a)

1) Financial Statements

Item

Page

Index

F-1

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005

F-4

Consolidated Statements of Income for the Years Ended

December 31, 2006, 2005 and 2004

F-5

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2006, 2005 and 2004

F-6

Consolidated Statements of Shareholders’ Equity for the Years Ended

December 31, 2006, 2005 and 2004

F-8

Notes to Consolidated Financial Statements

F-9

2) Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts for the Years Ended

December 31, 2006, 2005 and 2004

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

†*10.1	Non Employee Director Compensation Summary (filed as Exhibit 10.1 to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference).
†*10.2

Form of 2006 Incentive Bonus Plan for Executive Management employees (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2006 and incorporated herein by reference).

†*10.3	Amended and Restated Non Employee Director Stock Plan (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on May 22, 2006 and incorporated herein by reference).

*10.4	Form of EGL, Inc. Indemnification Agreement (filed as Exhibit 99.2 to EGL’s Form 8-K filed with the Securities and Exchange Commission on May 22, 2006 and incorporated herein by reference).
*10.5

Administrative Compliance Agreement dated March 24, 2006 by and between the United States Army and EGL, Inc. (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on March 27, 2006 and incorporated herein by reference).

†*10.6

Form of Restricted Share Award Agreement pursuant to EGL’s Amended and Restated Non Employee Director Stock Plan (filed as Exhibit 10.2 to EGL’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and incorporated herein by reference).

10.8

Non-Exclusive Aircraft Lease Agreement, dated November 13, 2006, between EGL Eagle Global Logistics, L.P. and JRC Citation, LLC (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2006 and incorporated herein by reference).

*10.9

Aircraft Purchase Agreement, dated as of December 14, 2006, between Wayneworks Aviation, LLC and Global Logistics Aircraft, LLC (filed as Exhibit 99.1 to EGL’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2006 and incorporated herein by reference).

†*10.10	EGL Amended 2007 Incentive Bonus Plan for Global Corporate Management and Staff (filed herewith).
†10.11	Offer Letter dated October 18, 2006 between EGL and Bruno Sidler (filed herewith).
†10.12	Long-Term Incentive Plan, as amended and restated effective November 21, 2006 (filed herewith).
†10.13

Form of Restricted Stock Agreement (3-year Time Vesting) pursuant to Long-Term Incentive Plan (filed as Exhibit 10.3 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporate herein by reference).

†10.14

Form of Restricted Stock Agreement (5-year Time Vesting) pursuant to Long-Term Incentive Plan (filed as Exhibit 10.4 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporate herein by reference).

†10.15

Form of Nonqualified Stock Option Agreement (3-year Time Vesting) pursuant to Long-Term Incentive Plan (filed as Exhibit 10.5 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporate herein by reference).

†10.16

Form of Nonqualified Stock Option Agreement (Time and Performance Award) pursuant to Long-Term Incentive Plan (filed as Exhibit 10.6 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and incorporate herein by reference).

†*10.17	401(k) Profit Sharing Plan (filed as Exhibit 10.3 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).
†*10.18

Circle International Group, Inc. 1994 Omnibus Equity Incentive Plan (filed as Exhibit 10.11 to Annual Report on Form 10-K of Circle (SEC File No. 0-8664) for the fiscal year ended December 31, 1993 and incorporated herein by reference).

†*10.19

Amendment No. 1 to Circle International Group, Inc. 1994 Omnibus Equity Incentive Plan (filed as Exhibit 10.11.1 to Annual Report on Form 10-K of Circle (SEC File No. 9-8664) for the fiscal year ended December 31, 1995 and incorporated herein by reference).

†*10.20

Circle International Group, Inc. Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Registration Statement on Form S-8 of Circle (SEC Registration No. 333-78747) filed on May 19, 1999 and incorporated herein by reference).

†*10.21

Circle International Group, Inc. 1999 Stock Option Plan (filed as Exhibit 99.1 to the Form S-8 Registration Statement of Circle (SEC Registration No. 333-85807) filed on August 24, 1999 and incorporated herein by reference).

†*10.22

Form of Nonqualified Stock Option Agreement for Circle International Group, Inc. 2000 Stock Option Plan (filed as Exhibit 4.8 to Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 (SEC Registration No. 333-42310) filed on October 2, 2000 and incorporated herein by reference).

†*10.23

Employment Agreement dated as of October 1, 1996 between EGL and James R. Crane (filed as Exhibit 10.7 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1996 and incorporated herein by reference).

†*10.24

Employment Agreement dated as of May 19, 1998 between EGL and Ronald E. Talley (filed as Exhibit 10.10 to EGL’s Annual Report on Form 10-K for the fiscal year ended September 30, 1998 and incorporated herein by reference).

†*10.25

Employee Stock Purchase Plan, as amended and restated effective July 26, 2000 (filed as Exhibit 10(iii) to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

†*10.26	Executive Deferred Compensation Plan (filed as Exhibit 10.2 to EGL’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference).
†*10.27

Form of Retention Agreement between EGL and certain executive officers (filed as Exhibit 10.29 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

†*10.28

Letter of Assignment, effective as of July 30, 2001, as amended, by and between EGL and Vittorio M. Favati (filed as Exhibit 10.29 to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

*10.29

Shareholders’ Agreement dated as of October 1, 1994 among EGL and Messrs. Crane, Swannie, Seckel and Roberts (filed as Exhibit 10.4 to EGL’s Registration Statement on Form S-1, Registration No. 33-97606 and incorporated herein by reference).

*10.30

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

*10.31

Bridge Term Loan Credit Agreement dated as of September 30, 2005, among EGL, Inc., as Borrower; Bank of America Mezzanine Capital, LLC as Administrative Agent and lender; and Other Lenders party thereto (filed as Exhibit 10.2 to EGL’s Form 8-K filed on October 5, 2005 and incorporated herein by reference).

*10.32

Note Purchase Agreement dated as of October 12, 2005, among EGL, Inc., and the purchasers named therein (filed as Exhibit 10.1 to EGL’s Form 8-K filed on October 13, 2005 and incorporated herein by reference).

*10.33

Lease Agreement dated as of December 31, 2001 between iStar Eagle LP, as landlord, and EGL Eagle Global Logistics, LP, as tenant (filed as Exhibit 10.17A to EGL’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

*10.34

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

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1	Proposal letter to EGL dated February 28, 2007 from James R. Crane, The Woodbridge Company Limited and Centerbridge Partners, L.P. (filed herewith).

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

March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ James R. Crane	Chairman and Chief Executive Officer	March 1, 2007
James R. Crane	(Principal Executive Officer)
/s/ Charles H. Leonard	Chief Financial Officer	March 1, 2007
Charles H. Leonard	(Principal Financial and Accounting Officer)
/s/ Michael Jhin	Director	March 1, 2007
Michael Jhin
/s/ Frank J. Hevrdejs	Director	March 1, 2007
Frank J. Hevrdejs
/s/ Neil E. Kelley	Director	March 1, 2007
Neil E. Kelley
/s/ Paul William Hobby	Director	March 1, 2007
Paul William Hobby
/s/ James C. Flagg	Director	March 1, 2007
James C. Flagg
/s/ Milton Carroll	Director	March 1, 2007
Milton Carroll
/s/ Sherman Wolff	Director	March 1, 2007
Sherman Wolff

EGL, Inc.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2006 and 2005	F-4
Consolidated Statements of Income for the Years Ended
December 31, 2006, 2005 and 2004	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	F-6
Consolidated Statements of Shareholders’ Equity for the Years Ended	F-8
December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of EGL, Inc.:

We have completed integrated audits of EGL Inc. and its subsidiaries (the "Company") consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of EGL, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation and pensions and other post-retirement benefits in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 28, 2007

EGL, INC.

Consolidated Balance Sheets

December 31, 2006 and 2005

	2006	2005
ASSETS	(in thousands, except par values)
Current assets:
Cash and cash equivalents	$ 131,915	$ 111,507
Restricted cash	9,464	11,702
Trade receivables, net of allowance of $13,349 and $12,566	623,558	560,954
Other receivables	30,676	30,237
Income tax receivable	3,341	4,367
Deferred income taxes	7,227	10,626
Other current assets	29,369	25,045
Total current assets	835,550	754,438
Property and equipment, net	188,498	185,906
Goodwill	112,498	113,048
Deferred income taxes	2,200	-
Other assets, net	41,692	35,849
Total assets	$ 1,180,438	$ 1,089,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 373,970	$ 342,351
Accrued salaries and related costs	43,877	51,541
Current portion of long-term debt	12,739	15,967
Income taxes payable	7,936	5,215
Accrued selling, general and administrative expenses and other liabilities	109,528	93,410
Total current liabilities	548,050	508,484
Deferred income taxes	23,873	22,736
Long-term debt	157,157	214,555
Other noncurrent liabilities	31,544	20,122
Total liabilities	760,624	765,897
Minority interests	1,761	1,616
Commitments and contingencies (Notes 10, 11, 17 and 18)
Shareholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, no shares issued	-	-
Common stock, $0.001 par value, 200,000 shares authorized; 46,441 and 45,771 shares issued; 40,722 and 39,966 shares outstanding	46	46
Additional paid-in capital	83,439	56,405
Retained earnings	454,366	398,036
Accumulated other comprehensive loss	(12,879)	(23,902)
Unearned compensation	-	(376)
Treasury stock, 5,719 and 5,805 shares held	(106,919)	(108,481)
Total shareholders’ equity	418,053	321,728
Total liabilities and shareholders’ equity	$ 1,180,438	$ 1,089,241

The accompanying notes are in integral part of these financial statements.

EGL, INC.

Consolidated Statements of Income

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands, except per share amounts)
Revenues	$ 3,217,636	$ 3,096,516	$ 2,741,392
Cost of transportation	2,206,863	2,148,042	1,876,026
Net revenues	1,010,773	948,474	865,366
Operating expenses:
Personnel costs	558,227	522,015	481,320
Facility costs	105,917	93,105	93,728
Depreciation and amortization	32,722	35,932	35,109
Selling and promotion	23,700	22,893	22,478
EEOC legal settlement	-	(5,975)	-
General and administrative	193,725	185,094	151,407
Total operating expenses	914,291	853,064	784,042
Operating income	96,482	95,410	81,324
Interest expense	10,836	4,497	7,250
Interest income	(3,557)	(1,781)	(1,042)
Gain on sale of unconsolidated affiliates	(1,005)	(4,041)	(12,648)
Other (income) expense	2,551	(3,822)	(819)
Total nonoperating (income) expense, net	8,825	(5,147)	(7,259)
Income before provision for income taxes	87,657	100,557	88,583
Provision for income taxes	31,327	42,397	37,705
Net income	$ 56,330	$ 58,160	$ 50,878

Earnings per share:
Basic	$ 1.39	$ 1.23	$ 1.11
Diluted	1.38	1.22	1.05

Weighted-average common shares outstanding:
Basic	40,465	47,442	45,813
Diluted	40,818	47,832	51,914

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income	$ 56,330	$ 58,160	$ 50,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,722	35,932	35,109
Bad debt expense	6,888	8,630	6,672
Stock-based compensation expense	8,396	-	-
Amortization of unearned compensation	-	298	479
Deferred income tax expense	3,901	1,162	5,945
Amortization of debt issuance costs	963	452	2,106
Impairment of assets	1,211	-	-
Impairment of goodwill	3,837	-	-
Tax benefits from employee stock plans	-	5,090	7,765
(Gain) loss on sales of assets	(4,920)	467	(570)
Gain on sale of unconsolidated affiliates	(1,005)	(4,041)	(12,648)
Equity in (earnings) losses of unconsolidated affiliates	152	85	(1,676)
Minority interests	699	2	600
Other	-	483	(1,079)
Changes in assets and liabilities, excluding business combinations:
(Increase) decrease in trade receivables	(48,088)	20,183	(147,637)
Decrease (increase) in other receivables	4,911	(1,448)	(14)
(Increase) decrease in other assets and liabilities	(4,714)	1,123	6,377
Increase in payables and other accrued liabilities	14,128	29,516	79,826
Net cash provided by operating activities	75,411	156,094	32,133
Cash flows from investing activities:
Capital expenditures	(47,534)	(41,160)	(38,163)
Purchase of short-term investments	-	-	(44)
Decrease (increase) in restricted cash	2,332	5,322	(3,426)
Proceeds from sales/maturities of marketable securities	3	542	-
Proceeds from sales of property and equipment	23,607	4,327	1,106
Proceeds from property insurance	517	673	-
Acquisitions of businesses, net of cash acquired	(1,476)	(56)	(16,216)
Earnout payments	-	(4,404)	(3,291)
Collection of notes receivables	2,106	2,606	906
Cash received from sales of unconsolidated affiliates	1,254	2,787	52,123
Net cash used in investing activities	(19,191)	(29,363)	(7,005)

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2006, 2005 and 2004

(continued)
	2006	2005	2004
	(in thousands)
Cash flows from financing activities:
Proceeds from issuance of debt	$ 481,824	$ 495,597	$ 211,029
Repayment of debt	(547,153)	(309,297)	(218,778)
Issuance (repayment) of short-term debt with maturities of less than three months, net	2,825	(2,744)	12,078
Payment of financing fees	(110)	(3,454)	(1,097)
Payments of financed insurance and software maintenance agreements	(4,363)	(3,364)	(6,417)
Payments on capital lease obligations	(1,873)	(2,245)	(937)
Issuance of common stock for employee stock purchase plan	1,237	1,135	791
Proceeds from exercise of stock options	15,013	21,176	39,899
Excess tax benefits of employee stock plans	5,389	-	-
Repurchases of common stock	-	(305,318)	(59,079)
Other	(115)	802	(120)
Net cash used in financing activities	(47,326)	(107,712)	(22,631)

Effect of exchange rate changes on cash	11,514	(430)	(3,678)
Increase (decrease) in cash and cash equivalents	20,408	18,589	(1,181)
Cash and cash equivalents, beginning of the year	111,507	92,918	94,099
Cash and cash equivalents, end of the year	$ 131,915	$ 111,507	$ 92,918

Supplemental cash flow information:
Cash paid for interest	$ 13,405	$ 6,528	$ 6,008
Cash paid for income taxes	24,080	42,040	15,387
Cash received from income tax refund	2,778	5,540	1,577
Noncash financing and investing transactions:
Issuance of notes payable for equipment	8,730	11,012	9,511
Issuance of shares from conversion of debt, net of tax benefit	-	-	99,220
Financing of insurance premiums	2,668	2,117	453
Capital equipment leases initiated as lessee	-	2,765	1,143
Capital equipment leases initiated as lessor	5,897	8,630	9,552

The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

	Common stock
	Shares	Amount	Additional paid-in capital	Retained earnings	Comprehensive income	Accumulated other comprehensive loss
	(in thousands)
Balance at December 31, 2003	48,415	$ 48	$ 153,051	$ 288,998		$ (19,652)
Comprehensive income:
Net income	-	-	-	50,878	$ 50,878	-
Change in value of marketable securities, net of tax of $16	-	-	-	-	30	30
Minimum pension liability adjustment, net of tax of $596	-	-	-	-	1,392	1,392
Foreign currency translation adjustments	-	-	-	-	5,605	5,605
Comprehensive income					$ 57,905
Issuance of shares from conversion of debt	5,736	6	99,214	-		-
Issuance of shares under employee stock purchase plan	-	-	88	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	2,092	2	47,708	-		-
Repurchase and retirement of common stock	(3,402)	(3)	(59,076)	-		-
Amortization of unearned compensation	-	-	132	-		-
Balance at December 31, 2004	52,841	53	241,117	339,876		(12,625)
Comprehensive income:
Net income	-	-	-	58,160	$ 58,160	-
Change in fair value of cash flow hedge, net of tax of $(73)	-	-	-	-	(134)	(134)
Change in value of marketable securities, net of tax of $4	-	-	-	-	7	7
Minimum pension liability adjustment, net of tax of $179	-	-	-	-	864	864
Foreign currency translation adjustments	-	-	-	-	(12,014)	(12,014)
Comprehensive income					$ 46,883
Issuance of shares under employee stock purchase plan	-	-	(38)	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	1,016	1	26,343	-		-
Purchase of treasury stock	-	-	-	-		-
Repurchase and retirement of common stock	(8,086)	(8)	(211,017)	-		-
Amortization of unearned compensation	-	-	-	-		-
Balance at December 31, 2005	45,771	46	56,405	398,036		(23,902)
Comprehensive income:
Net income	-	-	-	56,330	$ 56,330	-
Change in fair value of cash flow hedge, net of tax of $138	-	-	-	-	257	257
Change in value of marketable securities, net of tax of $(1)	-	-	-	-	(2)	(2)
Minimum pension liability adjustment, net of tax of $(727)	-	-	-	-	(2,332)	(2,332)
Foreign currency translation adjustments	-	-	-	-	21,463	21,463
Comprehensive income					$ 75,716
Pension adjustment upon adoption of SFAS 158, net of tax of $(270)	-	-	-	-		(8,363)
Issuance of shares under employee stock purchase plan	-	-	394	-		-
Exercise of stock options and issuance of restricted stock awards with related tax benefit	670	-	18,620	-		-
Stock-based compensation expense	-	-	8,396	-		-
Reclassification of unearned compensation upon adoption of SFAS 123R	-	-	(376)	-		-
Balance at December 31, 2006	46,441	$ 46	$ 83,439	$ 454,366		$ (12,879)
The accompanying notes are an integral part of these financial statements.

EGL, INC.

Consolidated Statements of Shareholders’ Equity

Years Ended December 31, 2006, 2005 and 2004

		Treasury stock
	Unearned compensation	Shares	Amount	Total
	(in thousands)
Balance at December 31, 2003	$ (156)	(983)	$ (16,837)	$ 405,452
Comprehensive income:
Net income	-	-	-	50,878
Change in value of marketable securities, net of tax of $16	-	-	-	30
Minimum pension liability adjustment, net of tax of $596	-	-	-	1,392
Foreign currency translation adjustments	-	-	-	5,605
Comprehensive income
Issuance of shares from conversion of debt	-	-	-	99,220
Issuance of shares under employee stock purchase plan	-	43	726	814
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(315)	14	246	47,641
Repurchase and retirement of common stock	-	-	-	(59,079)
Amortization of unearned compensation	347	-	-	479
Balance at December 31, 2004	(124)	(926)	(15,865)	552,432
Comprehensive income:
Net income	-	-	-	58,160
Change in fair value of cash flow hedge, net of tax of $(73)	-	-	-	(134)
Change in value of marketable securities, net of tax of $4	-	-	-	7
Minimum pension liability adjustment, net of tax of $179	-	-	-	864
Foreign currency translation adjustments	-	-	-	(12,014)
Comprehensive income
Issuance of shares under employee stock purchase plan	-	66	1,229	1,191
Exercise of stock options and issuance of restricted stock awards with related tax benefit	(550)	24	448	26,242
Purchase of treasury stock	-	(4,969)	(94,293)	(94,293)
Repurchase and retirement of common stock	-	-	-	(211,025)
Amortization of unearned compensation	298	-	-	298
Balance at December 31, 2005	(376)	(5,805)	(108,481)	321,728
Comprehensive income:
Net income	-	-	-	56,330
Change in fair value of cash flow hedge, net of tax of $138	-	-	-	257
Change in value of marketable securities, net of tax of $(1)	-	-	-	(2)
Minimum pension liability adjustment, net of tax of $(727)	-	-	-	(2,332)
Foreign currency translation adjustments	-	-	-	21,463
Comprehensive income
Pension adjustment upon adoption of SFAS 158, net of tax of $(270)	-	-	-	(8,363)
Issuance of shares under employee stock purchase plan	-	44	843	1,237
Exercise of stock options and issuance of restricted stock awards with related tax benefit	-	42	719	19,339
Stock-based compensation expense	-	-	-	8,396
Reclassification of unearned compensation upon adoption of SFAS 123R	376	-	-	-
Balance at December 31, 2006	$ -	(5,719)	$ (106,919)	$ 418,053
The accompanying notes are an integral part of these financial statements

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes are:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; expectations of the future performance of the economy, both domestically and globally, within various sectors that serve the Company’s principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however; actual amounts could and will differ from those estimates.

Changes in accounting principles

Stock-based compensation

At December 31, 2006, the Company has five stock-based employee compensation plans under which stock-based awards have been granted.  Stock-based compensation is accounted for in accordance with SFAS No. 123 (Revised) “Share-Based Payment” (SFAS 123R).  The Company adopted SFAS

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

123R as of January 1, 2006.  The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period.  The Company recognizes expense for stock options, restricted stock and shares issued under the Company’s employee stock purchase plan.  Before the adoption of SFAS 123R, the Company applied Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.  See Note 14 for additional information related to stock-based compensation expense.

Defined benefit pension plans

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132-R” (SFAS 158).  SFAS 158 requires an entity to recognize in its statement of financial condition the funded status of its defined benefit postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation.  SFAS 158 also requires an entity to recognize changes in the funded status of a defined benefit postretirement plan within accumulated other comprehensive income, net of tax, to the extent such changes are not recognized in earnings as components of periodic net benefit cost.  The requirement to recognize the funded status of a benefit plan and the disclosure requirements of SFAS 158 are effective as of the end of the fiscal year ending after December 15, 2006.  As such, the Company adopted this portion of SFAS 158 as of December 31, 2006.  The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  The Company currently measures its plan assets and benefit obligation as of December 31.  The following table summarizes the incremental effects of the initial adoption of SFAS 158 on the Company’s Consolidated Balance Sheet at December 31, 2006:

	Before adoption of SFAS 158	SFAS 158 adjustments	After adoption of SFAS 158
	(in thousands)
Other current assets	$ 29,395	$ (26)	$ 29,369
Total current assets	835,576	(26)	835,550
Other assets, net	41,996	(304)	41,692
Total assets	1,180,768	(330)	1,180,438
Accrued salaries and related costs	43,790	87	43,877
Total current liabilities	547,963	87	548,050
Deferred income taxes	24,143	(270)	23,873
Other noncurrent liabilities	23,328	8,216	31,544
Total liabilities	752,591	8,033	760,624
Accumulated other comprehensive loss	(4,516)	(8,363)	(12,879)
Total shareholders’ equity	426,416	(8,363)	418,053
Total liabilities and shareholders’ equity	1,180,768	(330)	1,180,438

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  Cash equivalents are carried at cost, which approximates market value.  Cash overdrafts were $13.9 million and $7.3 million at December 31, 2006 and 2005, respectively, and were classified as trade payables on the Company’s consolidated balance sheet and as a part of short-term debt in the Company’s consolidated statement of cash flows.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Restricted cash

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

The Company has incurred substantial costs during 2006, 2005 and 2004 related to a number of information systems projects that were being developed during those time periods.  Inherent in the capitalization of those projects are the assumptions that after considering the technological and business

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

issues related to their development, such development efforts will be successfully completed and that benefits to be provided by the completed projects will exceed the costs capitalized to develop the systems.  Management believes that all projects capitalized at December 31, 2006 will be successfully completed and will result in benefits recoverable in future periods.

Interest capitalization

The Company is in the process of developing several information systems for future use.  Interest associated with these assets is capitalized and included in the cost of the asset.  The amount capitalized is calculated based upon the Company’s current incremental borrowing rate and was $2.4 million, $692,000 and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Goodwill and other intangibles

Goodwill represents the excess of purchase price over the fair value of net assets acquired.  Goodwill is a residual amount and is determined after numerous estimates are made regarding the fair value of assets and liabilities included in a business combination, and therefore, indirectly affected by management’s estimates and judgments.  Effective January 1, 2002, the Company tests goodwill and indefinite lived intangible assets for impairment at least annually or whenever circumstances indicate a possible impairment.  Finite-lived intangible assets are amortized over the period of expected benefit.

The Company tests goodwill for impairment using a two-step approach; annually and when certain circumstances occur.  The first step is used to identify potential impairment by calculating a “fair value” of the reporting unit.  The Company’s reporting units for this purpose are its geographic operating segments which are:  North America, Europe and Middle East, South America and Asia and South Pacific.  The calculated fair value amount in step one is then compared to the carrying amount of the reporting unit including goodwill.  If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired and the second step is not required.  If the estimated fair

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

value is less than the carrying value of the assets, a prescribed step two calculation is required to determine the amount of impairment to be recorded in the Company’s statement of income.  The estimated fair value calculated and referred to above is an estimate based upon a number of assumptions.  The actual fair value of each reporting unit may vary significantly from its estimated fair value.

Impairment of assets

The Company evaluates fixed assets for impairment if an event or circumstance occurs that triggers an impairment test.  Substantial judgment is necessary in determining as to whether an event or circumstance has occurred that may trigger an impairment analysis and in determining of the related cash flows from the asset.  Estimating cash flows related to long-lived assets is a difficult and subjective process that applies historical experience and future business expectations to revenues and related operating costs of assets.  Should impairment appear to be necessary, subjective judgment must be applied to estimate the fair value of the asset, for which there may be no ready market, which oftentimes results in the use of discounted cash flow analysis and substantial judgment in the selection of discount rates to be used in the discounting process.  If the Company determines an asset has been impaired based on the projected undiscounted cash flows of the related asset or the business unit over the remaining amortization period, and if the cash flow analysis indicates that the carrying amount of an asset exceeds related undiscounted cash flows, the carrying value is reduced to the estimated fair value of the asset or the present value of the expected future cash flows.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Customs Brokerage, Import and Logistics Services

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Fair value of financial instruments

The fair values presented throughout these financial statements have been estimated using appropriate valuation methodologies and market information available at December 31, 2006 and 2005.  .  The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values.  Additionally, the fair values presented throughout these financial statements have not been estimated since December 31, 2006.  Current estimates of fair value may differ significantly from the amounts presented.  The following method and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

Foreign currency forward contracts.  The fair value is estimated based on the U.S. dollar equivalent at the contract exchange rate.  Any gain or loss is largely offset by a change in the value of the underlying transaction, and is recorded as an unrealized foreign exchange gain or loss until the contract maturity date.  The fair value of foreign currency forward contracts as of December 31, 2006 and 2005 is insignificant.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The carrying amounts and estimated fair values of financial instruments (assets and liabilities) are as follows:

	Carrying Amount as of December 31,		Estimated Fair Value as of December 31,
	2006	2005	2006	2005
		(in thousands)
Cash and cash equivalents	$ 131,915	$ 111,507	$ 131,915	$ 111,507
Restricted cash	9,464	11,702	9,464	11,702
Short-term investments and marketable securities	43	45	43	45
Interest rate swap asset (liability)	188	(207)	188	(207)
Debt	169,896	230,522	169,896	230,522

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

December 31, 2006, 2005 and 2004

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

New accounting pronouncements

On January 1, 2006, the Company adopted SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154).  SFAS 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  The adoption of SFAS 154 did not have a material impact on the Company’s results of operations or its financial condition.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” was published July 18, 2006 clarifying FAS 109, “Accounting for Income Taxes” (FIN 48).  FIN 48 sets the threshold for recognizing tax positions as “more likely than not” that the position will be sustained upon examination by the relevant taxing authorities.  A position that meets the threshold shall be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement.  Subsequent de-recognition occurs during any period when the threshold is no longer met.  Interest and penalties otherwise applicable to the difference between the tax position recognized and the tax position taken on the return will be accrued and consistently reported in the financial statements.  Additional disclosure will be required in tabular format showing changes to the tax benefits recognized during the period and the reason for such changes.  The effective date is for fiscal years beginning after December 15, 2006.  The Company is in the process of finalizing its analysis of tax positions worldwide for fiscal years where the statute of limitations remains open for tax authorities to audit the Company’s tax returns.  Potential uncertain tax positions have been identified and analyzed under the guidelines of FIN 48.  Upon implementation as of January 1, 2007, the Company currently estimates the impact to its consolidated financial statements to be a reduction to retained earnings in the range of $1.5 million to $2.5 million inclusive of potential penalties and interest related to the tax benefit at risk.

On September 15, 2006, the Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 establishes a framework for measuring fair value in

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt the provision of SFAS 157, as applicable, as of January 1, 2008.  The Company is currently evaluating this standard but has not yet determined the impact, if any, this adoption will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108), effective for fiscal years ending after November 15, 2006.  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement for the purpose of a materiality assessment.  The adoption did not have an effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statements No. 115” (SFAS 159).  SFAS 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company is evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.

Note 2 – Business combinations

In 2006 and 2004, the Company purchased certain operations to expand business or enter new markets and bought out minority interests to obtain full control of its subsidiaries.  The Company had no acquisitions in 2005.

2006 acquisitions

In January 2006, the Company acquired from its former agent certain freight forwarding and customs brokerage operations in Colombia for approximately $1.4 million, net of cash acquired.  The Company recognized $926,000 in goodwill, $513,000 for customer relationships and $150,000 for non-compete agreements in connection with these acquisitions.  The purchase agreements for the acquisitions provided for additional contingent three-year earnout payments of up to $1.1 million in the aggregate if certain post-acquisition performance criteria are achieved.  The Company recorded the acquisitions above using the purchase method of accounting; with the related results of operations being included in the Company’s consolidated financial statements from the date of acquisition forward.  The pro forma effect on revenues and net income of the Company assuming these acquisitions were consummated at January 1, 2005 was immaterial.

2004 acquisitions

The Company acquired the outside ownership of one of its affiliates in France effective January 1, 2004.  Prior to the acquisition, the Company owned 50.7% of this entity and consolidated it for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $10.2 million in cash, which included approximately $3.2 million to settle the minority interest liability and approximately $480,000 for a trademark license agreement, $951,000 for a non-compete agreement and $830,000 for an exclusive agency agreement, effective through April 2007.

In June 2004, the Company acquired the outside ownership of its affiliates in Spain and Portugal from a former director who also had been the former Chief Executive Officer of Circle International

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Group, Inc. (Circle).  Prior to the acquisition, the Company owned 51% of these entities and consolidated them for financial reporting purposes.  The purchase consideration for the interest the Company did not previously own consisted of approximately $6.0 million in cash, which included approximately $1.9 million to settle the minority interest liability and $705,000 for a non-compete agreement.

The Company recognized $8.1 million in goodwill and $3.0 million in intangible assets in connection with these acquisitions.

The Company recorded each of the acquisitions above using the purchase method of accounting, with the related results of operations being included in the Company’s consolidated financial statements from the date of acquisition forward.  The pro forma effect on revenues and net income of the Company assuming these acquisitions were consummated at January 1, 2003 was immaterial.

Earnout payments

During the years ended December 31, 2005 and 2004, the Company made earnout payments totaling $4.4 million and $3.3 million, respectively, for acquisitions completed in prior years.  There were no earnout payments made in 2006.  Contingent payments for acquisitions are accounted for as adjustments to goodwill and are recorded at the time that the amounts of the payments are determinable by the Company.

Note 3 – Property and equipment

Property and equipment consist of the following:

	Estimated useful lives	As of December 31,
		2006	2005
		(in thousands)
Land		$ 11,397	$ 12,985
Information systems	1 to 8 years	141,787	118,338
Buildings and improvements	5 to 39 years	93,325	94,026
Equipment and furniture	3 to 7 years	152,118	147,736
		398,627	373,085
Less – accumulated depreciation		210,129	187,179
		$ 188,498	$ 185,906

Depreciation expense for 2006, 2005 and 2004 was $30.1 million, $32.8 million and $32.0 million, respectively, including $4.6 million, $4.2 million and $3.7 million, respectively, of depreciation expense related to information systems.

The Company is in the process of developing and implementing replacement computer system solutions for its operational, human resources and financial systems.  As of December 31, 2006 and 2005, the information systems balances above include approximately $45.0 million and $39.5 million, respectively, of capitalized costs for software under development for which depreciation has not begun.  During the year ended December 31, 2006, the Company capitalized $11.0 million of internally-developed software and placed $5.5 million of internally-developed software in service.  Software development costs are not depreciated until the software is ready for its intended use.  Accumulated depreciation for information systems as of December 31, 2006 and 2005 was $52.6 million and $42.9 million, respectively.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 4 – Financing receivables

The Company is currently one of four partners in Ashton Leasing Company (Ashton), which is a limited liability company.  Ashton allows the Company to facilitate the procurement of truck leases for third party owner/operators, who could not readily obtain a lease on their own.  In addition to owner/operators referred by the Company, Ashton also deals with owner/operators that work with third party trucking companies.  The Company consolidates Ashton’s financial results under the provisions of FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  FIN 46R provides that if an entity is the primary beneficiary of a Variable Interest Entity (VIE), the assets, liabilities, and results of operations of the VIE should be consolidated in the entity’s financial statements.

The financing receivables represent direct-financing leases resulting from the marketing of trucks leased from third party manufacturers.  These receivables typically have terms from three to five years and are usually collateralized by a security interest in the underlying assets. Financing receivables also include billed receivables from operating leases.  The components of net financing receivables, which are included in other current receivables and other assets, were as follows:

	As of December 31,
	2006	2005
	(in thousands)
Minimum lease payments receivable	$ 25,292	$ 22,078
Unearned income	(6,257)	(8,173)
Reserve for estimated driver defaults	(1,316)	(299)
Financing receivables, net	17,719	13,606

Less – current portion	(4,272)	(3,285)
Amounts due after one year	$ 13,447	$ 10,321

Scheduled maturities of Ashton’s minimum lease payments receivable are as follows at December 31, 2006:

Years Ending December 31,	Minimum lease payments receivable
(in thousands)
2007	$ 6,826
2008	6,807
2009	6,288
2010	4,163
2011	1,208
Total	$ 25,292

Equipment leased to customers under operating leases are offset by comparable operating leases with third party manufacturers. Minimum future rentals on non-cancelable operating leases related to leased equipment are as follows at December 31, 2006:

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Years Ending December 31,	Minimum future rentals on non-cancelable operating leases
(in thousands)
2007	$ 1,137
2008	970
2009	769
2010	584
2011	213
Total	$ 3,673

Note 5 – Goodwill and other intangible assets

The carrying amounts of goodwill by geographic division as of December 31, 2006 and 2005 and changes in goodwill during the years ended December 31, 2006 and 2005 are as follows:

	North America	South America	Europe & Middle East	Asia & South Pacific	Consolidated
	(in thousands)
Balance at December 31, 2004	$ 65,261	$ 2,586	$ 20,311	$ 20,312	$ 108,470
Goodwill acquired during the year	4,000	119	1,753	404	6,276
Effect of exchange rate changes on goodwill	18	208	(1,737)	(187)	(1,698)
Balance at December 31, 2005	$ 69,279	$ 2,913	$ 20,327	$ 20,529	$ 113,048
Goodwill acquired during the year	-	993	(493)	228	728
Goodwill impairment	-	(3,836)	-	-	(3,836)
Effect of exchange rate changes on goodwill	(1)	(70)	1,696	933	2,558
Balance at December 31, 2006	$ 69,278	$ -	$ 21,530	$ 21,690	$ 112,498

At December 31, 2006 and 2005, the carrying amount of accumulated amortization of goodwill was $17.7 million and $17.0 million, respectively.  The change in the balance in accumulated amortization from 2005 to 2006 is due to exchange rate changes, except for the reversal of previously amortized goodwill related to the goodwill impairment in South America described below.

The Company performed its annual 2006 goodwill and indefinite-lived intangible asset impairment analysis in the fourth quarter of 2006.  Based on the present value of the estimated future cash flows, the Company concluded that the carrying value of the net assets assigned to its South America reporting unit exceeded the fair value of the reporting unit primarily due to a decline in forecasted cash flows as well as a rise in the discount rate.  As such, the Company performed the second step of the impairment analysis and concluded that all of the recorded goodwill of $3.8 million, which is net of $124,000 of previously amortized goodwill (amortization recorded prior to January 2002 under its previous accounting policy), was impaired and needed to be expensed as a component of operating income.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Intangible assets are included in other assets, net on the consolidated balance sheets.  Intangible assets are as follows:

		As of December 31, 2006		As of December 31, 2005
	Estimated useful lives	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
		(in thousands)
Intangible assets subject to amortization:
Customer lists	7 years	$ 8,690	$ (4,732)	$ 8,035	$ (3,398)
Noncompetition agreements	4 years	5,473	(4,974)	5,144	(4,140)
Exclusive agency agreement	3 years	819	(737)	734	(441)
Trademark license	3 years	528	(470)	474	(264)
Proprietary software	2 years	69	(69)	69	(69)
Agent network	5 years	1,400	(1,050)	1,400	(770)
Total		16,979	(12,032)	15,856	(9,082)
Intangible asset not subject to amortization:
Trade name		3,300	-	3,300	-
Road transport license		141	-	-	-
Total		$ 20,420	$ (12,032)	$ 19,156	$ (9,082)

Aggregate amortization expense for 2006, 2005 and 2004 was $2.6 million, $3.1 million and $3.1 million, respectively.  The following table shows the estimated future amortization expense for the next five years:

Years Ending December 31,	Estimated Future Expense
(in thousands)
2007	$ 2,065
2008	1,332
2009	1,221
2010	328
2011	-
Thereafter	-
$ 4,946

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Note 7 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts:

	As of December 31,
	2006	2005
	(in thousands)
General and administrative expense accruals	$ 36,555	$ 30,321
Insurance payable	22,277	18,609
Other current liabilities	22,240	16,134
Accrued professional fees	16,699	16,623
Other accrued taxes	7,957	7,205
Accrued interest	2,047	2,251
Vacant facilities accruals	1,753	2,267
Total	$ 109,528	$ 93,410

Note 8 – Debt

Debt consists of the following amounts:

	As of December 31,
	2006	2005
	(in thousands)
Senior floating rate secured notes	$ 100,000	$ 100,000
Borrowings on revolving line of credit	37,000	93,800
Financed vehicles	22,438	18,012
Borrowings on international credit facilities	4,032	7,347
Mortgage payable	3,213	2,040
Financed insurance premiums	1,759	1,740
Financed software licenses and maintenance	409	1,859
Notes payable to sellers	200	400
Other debt	845	5,324
Total debt	169,896	230,522

Current portion of debt	12,739	15,967
Long-term debt	$ 157,157	$ 214,555

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Future scheduled principal payments on debt are as follows (in thousands):

2007	$ 12,739
2008	6,463
2009	6,178
2010	41,612
2011	2,235
2012 and thereafter	100,669
Total	$ 169,896

Amended and Restated Credit Agreement

The Company entered into an agreement dated as of September 30, 2005 establishing a $300 million senior secured revolving credit facility (the Amended and Restated Credit Agreement).  The Amended and Restated Credit Agreement amends and restates the Company’s prior revolving credit agreement dated as of September 15, 2004, as previously amended (the Prior Credit Agreement).  The Amended and Restated Credit Agreement is with a syndicate of 13 financial institutions with Bank of America, N.A. as lender and administrative agent and matures on September 30, 2010.

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

Loans under the Amended and Restated Credit Agreement initially bore interest at a rate per annum equal to either, at the Company’s option, (1) LIBOR plus 1.25% or (2) the Base Rate (defined as the higher of Bank of America, N.A.’s prime rate or 0.50% over the Federal Funds rate).  In addition, the Company is initially required to pay a commitment fee of 0.20% on the undrawn amounts under the Amended and Restated Credit Agreement.  Interest rates and commitment fees under the Amended and Restated Credit Agreement are subject to increase or decrease as a function of the ratio of the Company’s Consolidated Net Funded Indebtedness to Consolidated EBITDA (each as defined in the Amended and Restated Credit Agreement).  The Company may select interest periods of one, two, three or six months for LIBOR loans, subject to availability.  Interest will be payable at the end of the selected interest period, but no less frequently than quarterly.

Under the Amended and Restated Credit Agreement, the Company is subject to various covenants, including, among others, the following:

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

The Amended and Restated Credit Agreement contains events of default customary for an agreement of this type, including without limitation, an event of default upon certain specified changes in control.  The occurrence of certain specified “internal control” events that could reasonably be expected to have a material adverse effect on the Company also constitutes an event of default under the Amended and Restated Credit Agreement.  If a default occurs and is continuing, the administrative agent may, among other things, declare all outstanding principal amounts immediately due and payable.

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  On October 4, 2005, the Company borrowed approximately $95.8 million under the Amended and Restated Credit Agreement to partially fund the purchase of shares of our common stock in connection with the tender offer (see note 12).  At December 31, 2006, the Company had borrowings of $37.0 million, $15.3 million in letters of credit outstanding and unused borrowing capacity of $247.7 million under the Amended and Restated Credit Agreement.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

-

a requirement that the Company not, at any time, permit the aggregate amount of all Priority Debt (as defined in the Note Purchase Agreement) to exceed 10% of the Company’s Consolidated Net Worth (as defined in the Note Purchase Agreement) as of the most recently ended fiscal quarter; and

-

limitations on, among other things, liens asset sales, dividends and stock redemptions, investments and acquisitions, transactions with affiliates and consolidations and mergers and a requirement that we offer to prepay the note in the event of specified changes in control.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

International credit facilities and other debt

As of December 31, 2006, the Company had $28.9 million capacity on international credit facilities and $4.0 million outstanding against those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of the Company’s operations in Thailand, which is payable in annual installments of $200,000 through 2008.  As of December 31, 2006, the Company has $2.0 million outstanding under financed insurance premiums payable in monthly installments of approximately $222,000 from February 2007 through October 2007.  Financed software licenses and maintenance are payable in quarterly installments of approximately $175,000 in March 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $389,000 through December 2011 and have implied interest rates averaging 7.3%.

Note 9 – Interest rate swap

In November 2005, the Company entered into an interest rate swap transaction with a financial institution to hedge its exposure to changes in the fair value of the Company’s $100 million floating rate, senior secured notes, which has been designated as a fair value hedge under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 149.  In accordance with the swap agreement, the notional amount stepped down to $75 million in April 2006 and to $50 million in January 2007.  The Company pays a fixed rate of 4.87% and the financial institution pays a floating three-month LIBOR rate.

The fair value of the Company’s interest rate swap agreement recorded as a derivative asset and included in other assets, net on the Company’s consolidated balance sheet totaled approximately $188,000 as of December 31, 2006, and recorded as a derivative liability and included in other noncurrent liabilities in the Company’s consolidated balance sheet totaled approximately $207,000 as of December 31, 2005.  The change in the mark-to-market valuation is a component of other comprehensive income.  The interest rate swap expires in January 2009.

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

The Company secures guarantees primarily by three methods:  a $75 million standby letter of credit subfacility discussed in Note 8, surety bonds and security time deposits.  Security time deposits are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

year terms and are renewed upon expiration.  As of December 31, 2006, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $100.4 million.  Approximately $76.9 million of guarantees, customs bonds and borrowings against credit line guarantees were outstanding as of December 31, 2006.  Of such amounts, $4.0 million represented guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its international credit facilities, which were recorded as liabilities on the Company’s consolidated balance sheet.

Note 11 – Income taxes

Sources of pretax income are summarized as follows:

	Twelve Months Ended December 31,
	2006	2005	2004
	(in thousands)
Domestic	$ 36,105	$ 54,597	$ 54,368
Foreign	51,552	45,960	34,215
Total	$ 87,657	$ 100,557	$ 88,583

Provision (benefit) for income taxes includes the following:

	Twelve Months Ended December 31,
	2006	2005	2004
	(in thousands)
Current income tax expense (benefit):
U.S. federal	$ 7,116	$ 21,954	$ 15,148
U.S. state	1,141	447	1,963
Foreign	19,010	17,424	11,058
	27,267	39,825	28,169

Deferred income tax expense (benefit):
U.S. federal	5,445	1,895	9,021
U.S. state	592	698	(1,218)
Foreign	(1,977)	(21)	1,733
	4,060	2,572	9,536
Total provision	$ 31,327	$ 42,397	$ 37,705

Taxes on income were different than the amount computed by applying the statutory income tax rate.  Such differences are summarized as follows:

	Twelve Months Ended December 31,
	2006	2005	2004
	(in thousands)
Tax computed at statutory rate	$ 30,680	$ 35,195	$ 31,004
Increases (decreases) resulting from:
Foreign taxes	(2,425)	(1,901)	1,879
Valuation allowance	1,194	2,385	197
Other nondeductible items	2,038	2,650	769
State taxes on income, net of federal income tax effect	1,281	2,199	2,192
Other	(1,441)	1,869	1,664
Total provision	$ 31,327	$ 42,397	$ 37,705

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Significant components of the Company’s deferred tax assets (liabilities) are as follows:

	As of December 31, 2006		As of December 31, 2005
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Undistributed earnings of foreign subsidiaries and equity affiliates	$ -	$ (5,966)	$ -	$ (5,966)
Depreciation and amortization	-	(24,157)	-	(20,812)
Foreign tax credits and other federal credits	768	-	899	-
Foreign net operating losses	17,588	-	11,784	-
State net operating losses	3,046	-	3,104	-
Bad debts	1,199	-	1,457	-
Accrued liabilities	8,741	-	10,539	-
Other	3,522	-	392	-
Gross deferred tax assets (liabilities)	34,864	(30,123)	28,175	(26,778)
Less: valuation allowance	(19,187)	-	(13,507)	-
Net deferred tax assets (liabilities)	15,677	(30,123)	14,668	(26,778)
Reclassification, principally netting by tax jurisdiction	(6,250)	6,250	(4,042)	4,042
Net total deferred tax assets (liabilities)	9,427	(23,873)	10,626	(22,736)
Net current deferred tax assets	7,227	-	10,626	-
Net noncurrent deferred tax assets (liabilities)	$ 2,200	$ (23,873)	$ -	$ (22,736)

Taxes on income include deferred income taxes on undistributed earnings (not considered permanently reinvested) of consolidated foreign subsidiaries, net of applicable foreign tax credits.  The Company does not provide for United States income taxes on certain specific foreign subsidiaries’ undistributed earnings intended to be permanently reinvested in foreign operations.  If the Company were to substantially increase its domestic borrowing or make strategic decisions to exit certain of the foreign operations where it has currently determined it currently intends to indefinitely reinvest undistributed earnings, such events could result in an increase in U.S. and foreign taxes.  At December 31, 2006, cumulative earnings of consolidated foreign subsidiaries designated as permanently reinvested were approximately $113.9 million for which the related federal tax impact would approximate $7.5 million.

The Company also has generated excess foreign tax credits of approximately $722,000 that expire in 2011 and 2012.  There was no valuation allowance established at December 31, 2006 for foreign tax credits, as management believes the foreign tax credits are more likely than not to be fully realized in the future based on current year utilization of foreign tax credits and management’s outlook for future utilization.

The Company has generated state and foreign net operating losses resulting in a deferred tax asset of approximately $20.6 million and $14.9 million as of December 31, 2006 and December 31, 2005, respectively.  These losses relate to various state and foreign jurisdictions and expire over a period of 1 to 16 years for state jurisdictions and an indefinite period for foreign jurisdictions.  The Company recorded tax valuation allowances for deferred tax assets related to state and foreign net operating loss carryforwards in the amount of $19.2 million and $13.5 million in 2006 and 2005, respectively.  The Company generated additional foreign net operating losses of approximately $9.0 million of which the tax effect is approximately $2.2 million.  The Company considered its historical performance, forecasted taxable income and other factors in determining the sufficiency of its valuation allowance.  Objective factors, such as current year and previous year net operating loss utilization, were given substantially

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

more weight than management’s outlook for future utilization.  For net operating losses without valuation allowances, management believes the Company should generate sufficient taxable income to utilize a substantial portion of its net operating loss carryforwards before their expiration.

As a result of stock option exercises for the years ended December 31, 2006, 2005 and 2004 of non-qualified stock options to purchase an aggregate of 635,000, 920,000 and 2.1 million shares of common stock, respectively, the Company is entitled to a federal and state income tax deduction of approximately $14.1 million, $10.6 million and $19.2 million, respectively, with a related reduction in its federal and state tax obligations of approximately $5.4 million, $4.4 million and $7.8 million, respectively. The tax deduction of $10.6 million per the December 31, 2005 U.S. Tax Return was lower than the $12.1 million estimated at the time of the December 31, 2005 provision to adjust for stock options exercised by employees located outside the U.S.  The tax deduction for the year ended December 31, 2006 has also been adjusted to exclude amounts exercised by employees located outside of the U.S.  In addition, any exercises of non-qualified stock options in the future at exercise prices below the then fair market value of the common stock may also result in tax deductions equal to the difference between such amounts, although there can be no assurance as to whether or not such exercises will occur, the amount of any deductions or the Company’s ability to fully utilize such tax deductions.

The Company’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently subject to examination by the Internal Revenue Service (IRS).  Specifically, the income tax returns filed by EGL, Inc. for fiscal years ended September 30, 2001 and December 31, 2001, and the final income tax return filed by Circle International Group, Inc., a subsidiary of EGL, Inc., for the fiscal year ended October 2, 2000, when it was a separate company prior to the merger with EGL, Inc. are currently under audit.

The case has been with the Appeals division of the IRS since June 2005.  In December 2006, the Company reached a settlement agreement with the IRS Appeals team in this case.  As a result of the settlement the Company will capitalize a portion of software research and development expenditures for fiscal year September 30, 2001.  The Company will also capitalize a portion of merger transaction costs for the short period Circle International Group, Inc. return ended October 2, 2000.

Under the settlement terms the Company estimates it will pay approximately $2.4 million in cash taxes when the case is closed.  Additionally, the Company will recognize an estimated future cash tax benefit of $2.8 million related to temporary items that will be recovered in future periods.

The case must be reviewed by the Joint Committee of Congress which the Company expects to occur by the end of second quarter 2007.  While the outcome of review cannot be predicted with certainty, the Company does not believe any additional material adjustments to its tax returns are probable at this time.  The case can be formally closed once Joint Committee review is complete.

The Company is also subject to tax audits in certain of its foreign and domestic jurisdictions and management believes such returns have been filed in accordance with tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

Note 12 – Shareholders’ equity

Share repurchase program

On February 25, 2004, the Company’s Board of Directors authorized the repurchase and retirement of up to $15 million of its outstanding common stock over the 120 days following adoption of

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

On October 4, 2005, the Company announced the final results of the tender offer.  An aggregate of 8,085,958 shares were properly tendered and not withdrawn at or below a price of $26.00.  Because shareholders tendered less than 9,615,000 shares, there was no proration of tendered shares.  The Company financed the tender offer with the use of cash on hand and borrowings of $196.0 million under both the new $300 million line of credit facility and the $100 million bridge loan that was refinanced by the issuance of $100 million of floating rate senior secured notes due in October 2012 (See Note 8).  As a result, EGL accepted for purchase and paid approximately $211.0 million for all 8,085,958 shares at a price of $26.00 per share.  Any shares received in the tender offer that were not tendered properly were returned to the tendering shareholders.  The shares purchased pursuant to the tender offer represented approximately 17.1% of EGL’s outstanding shares as of September 30, 2005.

Treasury stock

During 2006, 2005 and 2004, 86,000, 90,000 and 57,000 shares, respectively, were reissued to satisfy obligations to issue common shares relating to the Company’s Employee Stock Purchase Plan (Note 14) and restricted stock awards.  As of December 31, 2006 and 2005, 5.7 million and 5.8 million shares, respectively, were held in treasury.  The Company accounts for treasury stock using the cost method.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

Note 13 – Employee benefit plans

Defined contribution plan

The Company maintains the EGL, Inc. 401(k) Plan (the EGL Plan) pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year.  During the years ended December 31, 2006, 2005 and 2004, the Company recorded charges of $735,000, $2.0 million and $800,000, respectively, related to discretionary contributions to this plan.

Additionally, certain of the Company’s international subsidiaries have governmental or discretionary defined contribution plans with contribution rates ranging from 5.00% to 7.00% of eligible compensation.  For the years ended December 31, 2006, 2005 and 2004, the Company recorded charges of $994,000, $2.2 million and $1.8 million, respectively, related to discretionary and mandatory contributions to these plans.

Defined benefit plans

Certain of the Company’s international subsidiaries sponsor defined benefit pension plans covering certain full-time employees.  Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Benefits are based on the employee’s years of service and compensation.  The Company’s plans are funded in conformity with the funding requirements of applicable government regulations of the country in which the plans are located.  These foreign plans are not subject to the United States Employee Retirement Income Security Act of 1974.  In 2006, for the Company’s plan in the United Kingdom, adopted a new mortality table which resulted in an increase of approximately 20% in the projected benefit obligation.  Information for the Company’s defined benefit plans is provided below.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Benefit costs related to these plans consisted of the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Service cost	$ 2,048	$ 1,891	$ 2,074
Interest cost	2,277	2,069	1,918
Expected return on plan assets	(2,491)	(1,999)	(1,750)
Net pension enhancement and curtailment/settlement expense	-	-	77
Amortization of unrecognized transition obligation/(asset)	(18)	(17)	(17)
Amortization of actuarial loss and prior service cost	358	383	456
Net benefit cost	$ 2,174	$ 2,327	$ 2,758

Changes in the projected benefit obligations were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Benefit obligation, beginning of period	$ 45,337	$ 42,385	$ 35,091
Service cost	2,048	1,891	2,074
Interest cost	2,277	2,069	1,918
Actuarial loss	3,395	3,939	631
Payments to participants	(917)	(670)	(749)
Plan amendments	-	-	77
Foreign exchange rate changes	6,252	(4,722)	2,765
Other	324	(301)	578
Benefit obligation, end of period	$ 58,716	$ 44,591	$ 42,385

The accumulated benefit obligations were $43.1 million and $38.1 million, respectively, at December 31, 2006 and 2005.

Changes in the fair value of benefit plan assets were as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Fair value, beginning of period	$ 34,950	$ 31,242	$ 24,277
Actual return on plan assets	2,811	5,522	2,776
Contributions by employer	1,841	1,923	2,346
Payments to participants	(917)	(670)	(749)
Foreign exchange rate changes	4,862	(3,512)	2,015
Other	324	445	577
Fair value, end of period	$ 43,871	$ 34,950	$ 31,242

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Reconciliation of funded status is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Fair value of plan assets	$ 43,871	$ 34,950	$ 31,242
Benefit obligation	58,716	44,591	42,385
Funded status (plan assets less benefit obligation)	$ (14,845)	(9,641)	(11,143)
Transition asset	N/A	(206)	(244)
Net actuarial loss	N/A	8,846	9,818
Net obligation recognized in statement of financial position	N/A	$ (1,001)	$ (1,569)

Amounts recognized in statement of financial position:

	As of December 31,
	2006	2005
	(in thousands)
For years prior to adoption of the funded status provisions of SFAS 158:
Prepaid benefit cost	$ N/A	$ 877
Accrued benefit liability	N/A	(2,984)
Accumulated other comprehensive income	N/A	1,106

For years after the adoption of the funded status provisions of SFAS 158:
Noncurrent assets	799	N/A
Current liabilities	(252)	N/A
Noncurrent liabilities	(15,392)	N/A
Net obligation recognized in statement of financial position	$ (14,845)	$ (1,001)

Amounts recognized in accumulated other comprehensive income (loss) consists of:

	As of December 31,
	2006	2005
	(in thousands)
Initial net asset	$ 210	$ N/A
Net loss	(12,874)	N/A
Accumulated other comprehensive loss	$ (12,664)	$ N/A

Estimated amounts expected to be recognized as components of net periodic benefit cost accumulated other comprehensive loss (before tax) in 2007: (in thousands):

Initial net asset	$ 19
Net loss	(559)
(540)

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Weighted average assumptions used included the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Discount rate	4.7%	4.8%	5.2%
Long-term rate of compensation increase	4.6%	4.7%	4.7%
Long-term rate of return on funded plan assets	6.5%	6.3%	6.6%

The discount rate is based upon bond yield indexes related to the applicable geographic jurisdictions, primarily the iBoxx Euro Corporates AA adjusted for the duration of the liability.  The expected return on assets is based on the estimated long-term rate of return on plan assets associated with the asset mix for each respective plan.

Asset allocations by category were as follows:

	As of December 31,
	2006	2005
	(in thousands)
Equity securities	71.9%	68.9%
Debt securities	2.1%	14.9%
Other	26.0%	16.2%
Total	100.0%	100.0%

The Company’s policy is to invest its pension assets in debt and equity securities.  The plans’ assets are managed by outside investment advisors.  The allocation of plan assets is determined based on plan liabilities and funded status.

The Company plans to contribute $1.9 million to the international defined benefit plans in 2007.  As of December 31, 2006, the Company expects that benefits to be paid in each of the next five fiscal years after 2006 and for the next five fiscal years thereafter will be as follows (in thousands):

2007	$ 793
2008	1,234
2009	943
2010	1,135
2011	1,142
2012 - 2016	8,737

Note 14 – Stock-based compensation

Stock-based awards are granted under the provisions of the following plans:

Long-Term Incentive Plan

The Long-Term Incentive Plan permits the award of both incentive and non-qualified stock options.  The exercise price for all incentive stock options will be equal to the fair market value of the common stock on the date of grant, as defined in the plan.  A maximum of 12.2 million shares is authorized for issuance under the plan.  Options awarded under the plan generally vest ratably over a three-year or five-year period from date of grant (or 100% upon death).  Vested options granted to date

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

generally terminate seven years from date of grant.  Additional awards may be granted under the Long-Term Incentive Plan in the form of cash, stock, or stock appreciation rights.  The stock appreciation rights awards may consist of the right to receive payment in cash or common stock.  Any such award may be subject to certain conditions, including continuous service with the Company or achievement of certain business objectives.  As of December 31, 2006, 4.2 million shares are authorized and available for issuance under the Long-Term Incentive Plan.

EGL Director Plan

The Director Plan provides for an award to each non-employee director at the time they join the Board of either an option to purchase 10,000 shares of common stock or a number of shares of restricted stock, as determined at the discretion of the Board or a committee of the Board.  In addition, each non-employee director serving on the day after the annual shareholders’ meeting will receive an award of an option to purchase 2,500 shares of common stock or a number of shares of restricted stock, as determined at the discretion of the Board or a committee of the Board.  These awards vest on the earlier of the first anniversary of the date of award or the day preceding the annual meeting of shareholders following the award.  The Board or a committee of the Board may also make additional awards under the Director Plan, including awards of restricted stock to nonemployee directors in lieu of cash payments of annual retainers or annual committee chair or lead director fees.  A maximum of 400,000 shares are authorized to be issued under the plan.  As of December 31, 2006, 153,000 shares are authorized and available for issuance under the Director Plan.

Stock purchase plan

In 1999, the Company initiated an employee stock purchase plan (ESPP) to provide eligible employees of the Company and its participating subsidiaries, including subsidiaries based outside of the United States, with the opportunity to purchase the Company’s common stock through payroll deductions.  Employees may purchase common stock under this plan during a six-month offering period based on a formula provided in the plan document, which generally allows the Company’s employees to purchase common stock at 85% of quoted fair market value.  Under this plan, 550,000 shares are authorized for purchase.  During 2006, 2005 and 2004, 44,000, 66,000 and 42,000 shares of common stock were purchased under this plan at an average price of $27.44, $17.25 and $18.66 per share, respectively.  As of December 31, 2006, 159,000 shares are authorized and available for purchase under the ESPP.

In December 2004, the FASB issued SFAS 123R.  SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) and supersedes APB 25.  SFAS 123R eliminates the alternative of using the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options or shares issued under the Company’s ESPP.  SFAS 123R requires that the cost resulting from all stock-based awards be recognized in the financial statements.  SFAS 123R establishes fair value as the measurement objective in accounting for stock-based awards and requires all companies to apply a fair-value-based measurement method in accounting for all stock-based awards with employees.

The Company adopted SFAS 123R as of January 1, 2006 using the modified-prospective transition method.  Under this transition method, compensation expense includes: a) compensation expense for all stock-based awards granted through January 1, 2006, but for which the requisite service period had not been completed as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation expense for all stock-based

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  Results from prior periods have not been restated.  In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123R-3).  The Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS 123R.  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in-capital pool (APIC pool) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS 123R.

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for stock options, restricted stock and shares issued under the ESPP of $6.7 million or $4.3 million after tax in the twelve month period ended December 31, 2006.  The impact of stock-based compensation expense on basic and diluted earnings per share was $0.11 for the twelve months ended December 31, 2006.

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method prescribed in APB 25 and related interpretations.  The intrinsic value method used by the Company generally resulted in no compensation expense being recorded related to stock option grants made by the Company because those grants were typically made with option exercise prices equal to fair market value at the date of option grant.  Under APB 25, the Company recorded stock-based compensation expense for restricted stock and was not required to recognize compensation expense for the cost of shares issued under the Company’s ESPP.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based awards for the twelve months ended December 31, 2005 and 2004, respectively (in thousands, except per share amounts):

		Twelve Months Ended December 31,
	2005	2004
		(in thousands)
Net income as reported	$ 58,160	$ 50,878
Add: Total stock-based compensation expense included in net income	191	275
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,084)	(2,980)
Pro forma net income	$ 56,267	$ 48,173

Earnings per share:
Basic – as reported	$ 1.23	$ 1.11
Basic – pro forma	1.19	1.05
Diluted – as reported	1.22	1.05
Diluted – pro forma	1.19	1.00

Stock Options

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The examination has been completed and the Company has determined that the cumulative impact of the adjustments related to incorrect measurement dates resulted in an understatement of compensation expense of $2.1 million pre-tax.  The Company concluded that the impact of these adjustments to the years 2001, 2002, 2003, 2004 and 2005 is not material to the Company's consolidated financial statements and the cumulative impact of the adjustments was recorded as a charge in personnel costs in the third quarter of 2006.

As a result of the above review, certain stock option shares that vested after December 31, 2004 were subject to an additional 20% tax under Internal Revenue Code Section 409A upon exercise as the option shares were issued at a discount from the fair value of the stock on the grant date.  In order to mitigate the potential tax consequences under Section 409A, the Company increased the exercise price for approximately 277,000 shares of outstanding stock options in December 2006 and provided the employees with cash payments totaling $272,000 in January 2007 to compensate them for the increase in exercise price.  The modification of the awards was accounted for in accordance with SFAS 123R with both the change in the exercise price and the cash payment included in the assessment of $91,000 of incremental fair value provided to the employees.

In December 2005 and the first six months of 2006, the Company granted options to purchase 1.4 million shares to certain of its employees and executive officers with the number of options to be exercisable contingent upon satisfying performance vesting and time vesting criteria.  The performance vesting of the option shares was determined based upon the Company’s earnings per share (EPS) for the year ended December 31, 2006.  As a result of diluted EPS of $1.38 per share for the year ended December 31, 2006, 698,000 of the option shares satisfied the performance vesting criteria.  The remaining shares subject to the performance criteria will terminate in March 2007 and are no longer exercisable.  The options that satisfied the performance criteria will vest in three equal installments with one third vesting in March 2007 and the remaining shares vesting in two equal installments in December 2007 and 2008.  The Company did not record compensation expense in 2005 for these stock-based awards.

The weighted-average fair values of options granted during 2006, 2005 and 2004 were $19.26, $15.97 and $17.69, respectively.  The fair value of each option granted is estimated on the date of grant using the Black-Scholes model.  Expected volatility is based on historical volatility of the Company’s stock over a preceding period commensurate with the expected term of the option adjusted for future projected volatility.  The expected term was determined using the “simplified” method described in SEC Staff Accounting Bulletin No. 107.  The risk-free rate for the expected term of the option is based on the U.S. Treasury rate with a maturity commensurate with the expected term of the option in effect at the time of the grant.  Expected dividend yield was not considered in the option pricing formula as the Company does not pay dividends and has no plans to do so in the future.  The weighted average assumptions used for grants in the twelve months ended December 31, 2006 are as follows:

	Twelve Months Ended December 31,
	2006	2005	2004
Expected volatility	45.00%	45.00%	29.97%
Risk-free interest rate	4.72%	4.35%	3.43%
Expected life of option (years)	4.50	4.50	5.68

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Transaction Summary

A summary of stock option transactions for each of the three years ended December 31, 2006 is as follows:

	Options	Weighted average exercise price	Average remaining life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Outstanding at December 31, 2003	5,307	$ 19.67	3.25
Granted	116	28.55
Exercised	(2,092)	19.07
Cancelled or forfeited	(467)	19.84
Outstanding at December 31, 2004	2,864	20.42	3.28
Granted	1,463	37.29
Exercised	(1,016)	20.84
Cancelled or forfeited	(221)	19.89
Outstanding at December 31, 2005	3,090	28.27	4.95
Granted	211	36.70
Exercised	(670)	22.42
Cancelled or forfeited	(330)	31.62
Outstanding at December 31, 2006	2,301	$ 30.37	5.30	$ 10,159
Exercisable at December 31, 2006	661	$ 19.06	3.30	$ 7,298

Options to purchase 211,000 shares of stock were issued during the twelve months ended December 31, 2006.  The weighted-average fair values of options granted during the twelve months ended December 31, 2006 was $19.26.  The total intrinsic value of options exercised during the twelve months ended December 31, 2006, 2005 and 2004 was $13.8 million, $12.3 million and $19.5 million, respectively.  Option exercises are settled with newly issued shares of the Company’s common stock.

As of December 31, 2006, there was $10.3 million of total unrecognized compensation cost related to unvested stock options granted under the Company’s plans.  That cost is expected to be recognized over a weighted-average period of 2.00 years.  The total fair value of shares vested during the twelve months ended December 31, 2006, 2005 and 2004 was $2.7 million, $3.4 million and $5.2 million, respectively.

The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding			Exercisable
Range of exercise prices	Options	Average remaining life in years	Weighted average price	Options	Weighted average price
	(in thousands, except option price and average remaining life)
$ 8.88 - $10.79	121	2.10	$ 9.21	111	$ 9.16
$ 12.08 - $17.94	342	3.81	15.12	220	15.18
$ 18.24 - $26.63	306	2.41	21.39	237	22.27
$ 28.55 - $48.62	1,532	5.84	37.24	93	31.80
$ 8.88 - $48.62	2,301	5.30	30.37	661	19.06

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Restricted Stock

The Company issues restricted stock to certain executive officers and other key employees under the Long-Term Incentive Plan.  The Company issued 37,500 shares of restricted common stock to its executive officers and other key employees on March 16, 2006.  One-fifth of the restricted shares vested in March 2006 and one-fifth vested in December 2006.  The remaining restricted shares will vest in three equal installments in December of the years 2007 through 2009.  The Company also issued 10,000 shares of restricted stock to an employee as of October 31, 2005.  Upon vesting, the shares of common stock of the Company awarded as set forth above shall have no further restrictions.  In addition, restricted stock is issued to the Company’s Board of Directors under the EGL Director Plan generally with a twelve-month vesting period.  In 2006, 2005 and 2004, the Company issued 9,000, 14,000 and 14,000 shares, respectively, of restricted common stock under the Director Plan.

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

A summary of restricted stock transactions for the twelve months ended December 31, 2006 is as follows:

	Restricted stock	Weighted average grant price	Average remaining life in years	Aggregate intrinsic value
	(in thousands)			(in thousands)
Outstanding at December 31, 2005	25	$ 22.59
Granted	46	43.26
Vested	(32)	40.96
Cancelled or forfeited	(2)	43.21
Outstanding at December 31, 2006	37	$ 43.27	2.15	$ 1,600

The weighted-average fair values of restricted stock granted during the twelve months ended December 31, 2006, 2005 and 2004 was $43.26, $22.59 and $21.90, respectively.  The total intrinsic value of restricted stock released during the twelve months ended December 31, 2006 was $1.3 million.  As of December 31, 2006, there was $1.2 million of total unrecognized compensation cost related to restricted stock.  That cost is expected to be recognized over a weighted-average period of 2.15 years.  The Company generally issues shares for restricted stock and shares under the ESPP from treasury shares.

Note 15 – Accumulated other comprehensive income (loss)

In addition to net income, comprehensive income (loss), includes, as applicable, foreign currency translation adjustments, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities, the effects of qualifying hedging activities and changes in shareholders’ equity that are not the result of transactions with shareholders.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Accumulated other comprehensive loss consists of the following:

	As of December 31,
	2006	2005
	(in thousands)
Cumulative foreign currency translation adjustment	$ (1,236)	$ (22,699)
Minimum pension liability adjustment, net of tax	(3,438)	(1,106)
Pension funded status adjustment due to adoption of SFAS 158	(8,363)	-
Fair value of cash flow hedge, net of tax	123	(134)
Unrealized gain on marketable securities, net of tax	35	37
	$ (12,879)	$ (23,902)

Note 16 – Earnings per share

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

The table below indicates the potential common shares issuable, which were included for purposes of computing diluted earnings per common share:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net income – used in basic earnings per common share	$ 56,330	$ 58,160	$ 50,878
Interest expense and deferred financing fee amortization on convertible notes, net of tax	-	-	3,537
Net income – used in diluted earnings per common share	$ 56,330	$ 58,160	$ 54,415

Weighted average common shares outstanding – used in basic earnings per common share	40,465	47,442	45,813
Net dilutive potential common shares issuable on exercise of options	353	390	617
Net dilutive potential common shares issuable on conversion of convertible notes	-	-	5,484
Weighted average common shares and dilutive potential common shares – used in diluted earnings per common share	40,818	47,832	51,914

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The table below indicates the potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net dilutive potential common shares issuable:
On exercise of options – exercise price greater than average market value during period or shares anti-dilutive due to net loss	832	486	1,397

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 18 – Commitments and contingencies

Leases

The Company has operating lease agreements, principally for freight operation facilities and office space.  These leases are non-cancelable and expire on various dates through 2027.  Certain of the Company’s lease agreements contain renewal options and rent escalation clauses.  The following is a summary of future minimum payment obligations under non-cancelable leases with remaining lease terms in excess of one year as of December 31, 2006:

	Capital Leases	Operating Leases
	(in thousands)
2007	$ 905	$ 87,882
2008	210	72,991
2009	40	62,387
2010	13	52,569
2011	5	35,596
2012 and thereafter	14	122,329
Total future minimum lease payments	1,187	$ 433,754
Less – amounts representing interest	78
Present value of net minimum lease payments	1,109
Less – current obligations	828
Noncurrent obligations	$ 281

Included in the above summary of minimum future lease payment obligations are leases on freight operations facilities and office space.  The obligations related to certain of these facilities has been accrued in the Company’s vacant facilities accrual as of December 31, 2006.

Future lease obligation accruals

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations after the merger with Circle in 2000 and changing business needs.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  These facility accruals are included in other current and non-current liabilities on the consolidated balance sheets.  The changes in these accruals during the years ended December 31, 2006, 2005 and 2004 and the remaining unpaid accrued charges as of December 31, 2006 and 2005 are as follows:

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2003	$ 5,800
Additions	4,876
Revisions to estimates	(1,098)
Payments	(3,002)
Accrued liability at December 31, 2004	6,576
Revisions to estimates	1,309
Payments	(2,819)
Accrued liability at December 31, 2005	5,066
Additions	139
Revisions to estimates	1,717
Payments	(942)
Accrued liability at December 31, 2006	$ 5,980

Amounts recorded for future lease obligations are net of approximately $15.0 million in anticipated future recoveries from actual sublease agreements and $7.6 million from expected sublease agreements as of December 31, 2006.  Sublease income has been anticipated in locations where sublease agreements have been executed as of December 31, 2006 or are deemed probable of execution and collection.  The Company’s lease agreements for these facilities expire from 2007 to 2025 and sublease agreements expire from 2007 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

Rent expense for operating leases was $89.6 million, $80.8 million and $86.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, which is net of sublease income of $4.1 million, $3.7 million and $4.5 million, respectively.

U.K. fire damage

On January 9, 2005, the Company’s London (Thurrock) warehouse and all contents were destroyed by fire.  At the time of the fire, the Company maintained insurance coverage for damaged property, business interruption and cargo losses with insurance limits of $35 million for damaged property and business interruption and $10 million for cargo losses.

During the first quarter of 2005, the Company recorded a loss and recognized an insurance recovery of $721,000 for property destroyed in the fire.  In February 2005, the Company received an interim payment on its property claim of $673,000.  The Company incurred $1.2 million of pre-tax operating losses in the first quarter of 2005 as a result of the fire.  A preliminary business interruption claim related to the fire has been submitted to our insurance carriers with a $928,000 initial payment received in May 2005, of which $567,000, $163,000 and $198,000 are recorded in revenues, personnel costs and other selling, general and administrative expenses, respectively, in the accompanying consolidated statement of income.  In addition, during the fourth quarter, we incurred a $1.6 million lease surrender charge.  As of December 31, 2005, $4.4 million of cargo claims have been settled under the Company’s insurance policy.  An additional estimated $6.4 million of claims remained open of which $5.6 million was deemed probable of recovery under the Company’s insurance policy.  The Company recorded a liability of $823,000 for the estimated claims in excess of its insurance policy limits.  At

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

December 31, 2005, a $5.6 million insurance receivable and a $6.4 million insurance liability for these estimated cargo losses was included in the Company’s consolidated balance sheet.

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

As of December 31, 2006, $5.0 million of cargo claims have been settled under the Company’s insurance policy.  An additional estimated $2.9 million of claims remain open of which are deemed probable of recovery under the Company’s insurance policy.  At December 31, 2006, a $2.9 million insurance receivable and a $2.9 million insurance liability for these estimated cargo losses were included in the Company’s condensed consolidated balance sheet.  However, existing claims could be settled in excess of the Company’s insurance limits, which could have a material adverse impact on its financial position, cash flows and results of operations.

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

As a result of discussions with the government, the Company received a letter from the United States Attorneys Office of the Eastern District of Texas on December 12, 2005 offering to settle the war risk surcharge issue for the sum of $4.0 million.  Of the $4.0 million, $1.1 million reimburses the government for war risk surcharges (the full amount of which had been previously reserved in the Company’s financial statements), and the remaining $2.9 million represents penalties for improper billings.  The Company entered into a settlement agreement with the government in accordance with the letter on June 5, 2006 and paid the $4.0 million on June 21, 2006.  Recognizing the Company’s cooperation in and assistance with the government’s review, as part of the settlement, the United States Attorneys Office and the Defense Criminal Investigative Service is expected to agree to waive all investigatory expenses and make no recommendation to the DOD for debarment of the Company from future DOD contracts.  In addition, the United States Attorneys Office of the Eastern District of Texas is not expected to recommend to the DOD or the Department of Justice any criminal indictment of the

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Company related to the war risk surcharges.  In December 2005, the Company recorded a charge of $2.9 million for this penalty.

In March 2006, the Company was notified by the U.S. Army’s (Army) Office of Suspension and Debarment that the Company was temporarily suspended from doing business with the government as a direct contractor or sub-contractor effective February 27, 2006.  The basis of the suspension was the guilty plea entered by one of the two employees the Company terminated related to the war risk surcharge investigation.  This action was taken despite the settlement offer by the United States Attorneys Office of the Eastern District of Texas in which it offered not to recommend that the Company be debarred from future DOD contracts.  The suspension was appealed to the Army’s Suspension and Debarment Officer.  On March 24, 2006, the Company entered into an Administrative Compliance Agreement (Agreement) with the Army, pursuant to which the suspension was lifted.  In the Agreement, the Company agreed, among other things, to establish and maintain a written Government Contracting Policies and Procedures Manual to regulate the performance of its Government contracts, provide ethics and government contracting training to its employees and provide a copy of its Code of Business Ethics and Conduct to its employees, appoint a managerial employee as an Ethics Program Director (EPD) who will be the first point of contact for all questions regarding the terms and conditions of the Agreement and the Company’s implementation of the Agreement, and report to the Army concerning the Company’s compliance with the Agreement.  Additionally, the Company appointed an Ombudsman to assist the EPD and company management in implementing the Agreement, serve as a point of contact for all questions regarding the terms and conditions of the Agreement, investigate complaints concerning the Company’s compliance with the Agreement and report to the Army concerning the Company’s compliance with the Agreement.  The Ombudsman will submit written reports to the Army, on a quarterly basis, concerning the Company’s compliance with the Agreement, complaints made against the Company regarding its performance under government contracts and the actions taken by the Company regarding these complaints.

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

management’s opinion that the resolution of such litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.  However, a substantial settlement payment or judgment in excess of the Company’s accruals could have a material adverse effect on its consolidated results of operations or cash flows.

Note 19 – Restructuring

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

Note 20 – Related party transactions

Shared employees

Certain of the Company’s employees also perform services for unaffiliated companies owned by James R. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  The Company received reimbursements of $80,000, $136,000 and $135,000 for 2006, 2005 and 2004, respectively.  There were no amounts billed but not received as of December 31, 2006.

Source One Spares

Mr. Crane is a director and significant shareholder of Source One Spares, Inc. (“Source One”), a company specializing in the just-in-time delivery of overhauled components to commercial aircraft operators.  During all periods presented, transactions with Source One were immaterial.

Aircraft usage payments

During 2004, the Company periodically utilized aircraft owned or leased by entities that are controlled by Mr. Crane.  The Company was charged for actual usage of the aircraft on an hourly basis at market rates and was billed on a periodic basis.  The Company reimbursed Mr. Crane for $1.2 million in 2004 for actual hourly usage of the aircraft.  In January 2005, the Company purchased for $12.5 million from an unrelated third party an aircraft that was previously leased by an entity controlled by Mr. Crane.  This plane was initially expected to be utilized for business travel, eliminating the prior arrangement whereby the Company used Mr. Crane’s aircraft and reimbursed Mr. Crane the cost thereof.

On July 18, 2005, the Compensation Committee of the Board of Directors of the Company approved, in lieu of incremental cash compensation, an arrangement to provide Mr. Crane, or his designees, with up to an aggregate of 150 hours per year of personal use of the Company’s aircraft without reimbursement by Mr. Crane.  Mr. Crane actually used 158.7 hours in 2005.  On March 15, 2006, the Compensation Committee of the Board of Directors approved the 8.7 hours of overage and reduced the amount allowed for personal usage in 2006 by 8.7 hours to 141.3 hours.  In 2006, Mr. Crane’s personal usage amounted to 62.6 hours.  Then, in November 2006, the Company entered into an aircraft lease agreement with respect to Mr. Crane’s personal airplane pursuant to which it will pay $2,200 per

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

flight hour related to Mr. Crane’s business use of that airplane in 2006.  The Company will also pay $4,300 per flight hour pursuant to a services agreement related to that business travel.

The Company included usage of 158.7 and 62.6 hours in Mr. Crane’s 2005 and 2006 taxable income as required by current U.S. federal income tax regulations.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.  On August 5, 2005, the Board of Directors of the Company approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, an arrangement to provide the independent members of the Board of Directors with limited personal usage of the Company’s aircraft, without reimbursement by the directors.  Personal usage of the aircraft by the directors is subject to availability, with priority given to the Company’s usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  The Company will record the number of hours utilized by each director and include in such director’s yearly taxable income the amount required by then current U.S. federal income tax regulations.  In 2006 and 2005, the directors did not utilize the company plane for personal use.

In the second quarter of 2006, the Company made a decision to sell the aircraft as it was not utilized to the extent anticipated when purchased.  As of June 30, 2006, the Company had designated the aircraft as an asset held for sale.  The Company reclassified $11.4 million, which represents the net realizable value of the aircraft as of June 30, 2006, from property, plant and equipment to assets held for sale.  The Company recognized an impairment loss on the asset of $369,000, which is the difference between the carrying value of the asset and the net realizable value of the asset at June 30, 2006.  In December 2006, the Company sold the aircraft to an unrelated third party for an aggregate cash purchase price of $11.5 million.  The Company recognized a loss of $55,000, which is included in operating income on its condensed consolidated statement of income.

On November 13, 2006, the Company entered into a Non-Exclusive Aircraft Lease Agreement with JRC Citation, LLC for the lease of one 2006 Cessna Citation X aircraft.  JRC Citation, LLC is controlled by James R. Crane.  The Company plans to use the aircraft for business travel by its employees and directors.

The Lease has a one-year term and each party has the right to terminate the Lease without cause upon thirty days written notice.  The Lease is non-exclusive, and JRC Citation, LLC may also lease the aircraft to other parties during the term of the Lease.  The Company’s use of the aircraft is on an “as needed” basis and the Company is not committed to any minimum usage of the aircraft.  The Company will pay rent on the aircraft based on each flight hour of use of the aircraft at the rate of $2,200 per flight hour.  The Company is also obligated to obtain or supply all services and supplies necessary to the operation, maintenance and storage of the aircraft, including paying for fuel, maintenance costs and storage fees and obtaining the services of pilots for the Company’s operation of the aircraft but only during the time that the Company leases the aircraft.  JRC Citation, LLC is obligated to maintain bodily injury and property damage liability insurance on the aircraft.  The Company agreed to defend and indemnify JRC Citation, LLC and its shareholders, members, directors, officers, managers and employees against any claims, damages or liabilities arising from the Company’s operation, maintenance, storage or other use of the aircraft.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 21 – Geographic and services information

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

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

	North America	South America	Europe & Middle East	Asia & South Pacific	Eliminations	Consolidated
(in thousands)
Year ended December 31, 2006:
Total revenues	$ 1,425,081	$ 101,395	$ 625,574	$ 1,134,362	$ (68,776)	$ 3,217,636
Interdivision revenues	(24,611)	(6,229)	(15,215)	(22,721)	68,776	-
Revenues from external customers	$ 1,400,470	$ 95,166	$ 610,359	$ 1,111,641	$ -	$ 3,217,636
Total net revenues	$ 609,492	$ 34,507	$ 205,663	$ 161,111	$ -	$ 1,010,773
Intercompany (income) expense	(581)	(3,575)	(2,899)	7,055	-	-
Net revenues	$ 608,911	$ 30,932	$ 202,764	$ 168,166	$ -	$ 1,010,773
Income before taxes	$ 87,397	$ (5,225)	$ 21,201	$ 29,104		$ 132,477
Capital expenditures	$ 39,313	$ 1,246	$ 3,680	$ 3,270		$ 47,509
Depreciation and amortization expense	$ 14,800	$ 1,228	$ 4,082	$ 4,099		$ 24,209
Identifiable assets	$ 647,705	$ 55,076	$ 239,585	$ 238,072		$ 1.180.438

Year ended December 31, 2005:
Total revenues	$ 1,401,950	$ 104,338	$ 646,379	$ 1,013,079	$ (69,230)	$ 3,096,516
Interdivision revenues	(22,884)	(5,827)	(18,389)	(22,130)	69,230	-
Revenues from external customers	$ 1,379,066	$ 98,511	$ 627,990	$ 990,949	$ -	$ 3,096,516
Total net revenues	$ 574,522	$ 27,693	$ 199,646	$ 146,613	$ -	$ 948,474
Intercompany (income) expense	956	(3,177)	(5,018)	7,239	-	-
Net revenues	$ 575,478	$ 24,516	$ 194,628	$ 153,852	$ -	$ 948,474
Income before taxes	$ 58,948	$ 1,257	$ 11,709	$ 27,574		$ 99,488
Capital expenditures	$ 19,907	$ 905	$ 2,594	$ 4,108		$ 27,514
Depreciation and amortization expense	$ 20,760	$ 639	$ 3,777	$ 4,270		$ 29,446
Identifiable assets	$ 582,525	$ 42,861	$ 240,107	$ 223,748		$ 1,089,241

Year ended December 31, 2004:
Total revenues	$ 1,312,260	$ 95,231	$ 587,251	$ 811,065	$ (64,415)	$ 2,741,392
Interdivision revenues	(20,208)	(5,799)	(18,278)	(20,130)	64,415	-
Revenues from external customers	$ 1,292,052	$ 89,432	$ 568,973	$ 790,935	$ -	$ 2,741,392
Total net revenues	$ 534,002	$ 20,407	$ 186,122	$ 124,835	$ -	$ 865,366
Intercompany (income) expense	7,481	(3,256)	(7,200)	2,975	-	-
Net revenues	$ 541,483	$ 17,151	$ 178,922	$ 127,810	$ -	$ 865,366
Income before taxes	$ 48,879	$ 1,930	$ 3,140	$ 23,886		$ 77,835
Capital expenditures	$ 29,268	$ 652	$ 4,042	$ 3,995		$ 37,957
Depreciation and amortization expense	$ 20,654	$ 467	$ 5,621	$ 4,146		$ 30,888
Identifiable assets	$ 611,476	$ 38,900	$ 243,549	$ 200,938		$ 1,094,863

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

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

The reconciliation between income before taxes, capital expenditures and depreciation and amortization for reportable segments to consolidated amounts is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Income before taxes for reportable segments	$ 132,477	$ 99,488	$ 77,835
Interest, corporate administrative expenses and other miscellaneous nonoperating income (expense)	(44,820)	1,069	10,748
Income before taxes	$ 87,657	$ 100,557	$ 88,583

Capital expenditures for reportable segments	$ 47,509	$ 27,514	$ 37,957
Capital expenditures not allocated to segments	25	13,646	206
Capital expenditures	$ 47,534	$ 41,160	$ 38,163

Depreciation and amortization for reportable segments	$ 24,209	$ 29,446	$ 30,888
Depreciation and amortization not allocated to segments	8,513	6,486	4,221
Depreciation and amortization	$ 32,722	$ 35,932	$ 35,109

The Company is domiciled in the U.S. and had revenues from external customers in the U.S. of $1,279 million, $1,244 million and $1,164 million for the years ended December 31, 2006, 2005 and 2004, respectively.  The U.S. had long lived assets of $203 million and $197 million as of December 31, 2006 and 2005, respectively.

The Company charges its subsidiaries and affiliates for management and overhead services rendered in the United States on a cost recovery basis.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

The following tables show revenues and net revenues attributable to the Company’s principal services:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Revenues:
Air freight forwarding	$ 2,115,648	$ 2,035,020	$ 1,798,968
Ocean freight forwarding	461,616	443,769	391,554
Customs brokerage and other	640,372	617,727	550,870
Total	$ 3,217,636	$ 3,096,516	$ 2,741,392

Net revenues:
Air freight forwarding	$ 560,340	$ 558,142	$ 508,091
Ocean freight forwarding	106,353	89,939	76,249
Customs brokerage and other	344,080	300,393	281,026
Total	$ 1,010,773	$ 948,474	$ 865,366

Note 22 – Subsequent events

Offer to Purchase the Company

On January 2, 2007, the Company’s Board of Directors received a nonbinding proposal letter from James R. Crane, the Company’s largest shareholder, Chief Executive Officer and Chairman of the Board, and General Atlantic LLC, stating that he and General Atlantic LLC (“General Atlantic”) proposed to acquire all of the outstanding equity interests of EGL for $36.00 per share in cash (the “Proposal”).  Mr. Crane presently beneficially owns approximately 17.6% of EGL’s outstanding shares.  The Board of Directors formed a Special Committee of independent directors to review and evaluate the proposal.  The Committee engaged independent legal counsel and an independent financial advisor to assist it with its work.  The Special Committee’s role has also encompassed reviewing and evaluating strategic alternatives in addition to the proposal by Mr. Crane.  In that regard, the Special Committee has authorized its financial advisor, Deutsche Bank Securities, to solicit interest from third parties for the sale of EGL.

On February 7, 2007, the Special Committee announced that it had been notified by General Atlantic that General Atlantic had withdrawn as an equity sponsor for the Proposal.  General Atlantic indicated that its participation in the Proposal was withdrawn due to an expected shortfall in EGL's fourth quarter 2006 results, as compared to amounts previously anticipated by analysts and by General Atlantic.  Mr. Crane informed the Special Committee that he intended to pursue one or more alternative equity sources to replace General Atlantic and that he intended to present a revised offer to the Board of Directors reflecting any such new equity commitments.  On February 12, 2007, the Company announced that although the Special Committee had not reached any conclusion as to whether a sale or any other alternative should be pursued, the Special Committee expected to continue its process of investigating strategic alternatives regardless of whether Mr. Crane revised or terminated his prior offer.

On February 28, 2007, Mr. Crane, together with investment firms Centerbridge Partners, L.P. and The Woodbridge Company Limited, as well as members of senior management, submitted a nonbinding proposal to acquire all of the outstanding common stock of EGL at a price of $36.00 per share in cash (the “Renewed Proposal”), the same consideration offered in Mr. Crane's January 2nd proposal.  The Special Committee will evaluate the Renewed Proposal and continue to evaluate strategic alternatives.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

There can be no assurance that any additional offers will be made by any third party, what the terms of any such offer will be, that the terms of any offer received (including Mr. Crane’s) will be acceptable to the Special Committee, that any agreement will be executed or that any transaction will be approved or consummated.

The Company is aware of four lawsuits that challenge the Proposal made by Mr. Crane and others to acquire all of the equity interests in EGL.  They are as follows:

Vivian Golombuski v. EGL, Inc. et al., Cause No. 2007-00139, in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against EGL, all of its directors other than Mr. Wolff, and General Atlantic LLC as a class action on behalf of all EGL shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal is unfair and grossly inadequate and that the director defendants breached their fiduciary duties to the shareholders.  Plaintiff alleges that General Atlantic aided and abetted the director defendants’ breaches of fiduciary duty.  Plaintiff seeks to enjoin the defendants from effectuating the Proposal.

Platinum PVA Fund v. Milton Carroll, et al., Cause No. 2007-00554, in the 151st Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against EGL and all of its directors other than Mr. Wolff on behalf of a class of all EGL shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal offers grossly unfair compensation to EGL’s shareholders and that the director defendants must take other measures to maximize value to shareholders.  Plaintiff seeks to enjoin the Proposal and to recover damages, costs, and attorneys’ fees.

Raymond Somers v. James R. Crane, et al., Cause No. 2007-00678, in the 280th Judicial Court of Harris County, Texas.  Plaintiff brings this action derivatively on behalf of EGL against all of its directors other than Mr. Wolff and General Atlantic LLC.  Plaintiff alleges that the Proposal is for a grossly inadequate and unfair price; that the Board and the Special Committee of the Board are dominated and controlled by Mr. Crane; and that the individual defendants have engaged in self-dealing.  Plaintiff seeks to recover damages on behalf of EGL against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, and against General Atlantic for aiding and abetting the director defendants in their alleged breaches of duty.  Plaintiff seeks an injunction against the Proposal, a constructive trust, and costs including attorneys’ fees.

Jim Roberts v. EGL, Inc., et al., Cause No. 2007-05941, in the 281st Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against EGL, all of its directors other than Mr. Wolff, and General Atlantic LLC on behalf of a class of all EGL shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal is unfair and grossly inadequate, and that the individual defendants have breached their fiduciary duties by not taking measures to ensure that the interests of EGL’s public shareholders are properly protected.  Plaintiff seeks to enjoin the Proposal.

EGL and the other defendants have filed a motion seeking to consolidate these lawsuits.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

Note 23 – Quarterly financial information (unaudited)

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(in thousands, except per share amounts)
Revenues	$ 752,363	$ 771,293	$ 832,720	$ 861,260
Net revenues	237,201	249,673	265,475	258,424
Operating income	21,881 (3)	26,518	30,212 (4)	17,871 (1) (2)
Income before provision for income taxes	18,399 (3)	23,900	28,160 (4)	17,198 (1) (2)
Net income	11,104 (3)	14,806	19,485 (4)	10,935 (1) (2)
Basic earnings per share	0.28	0.37	0.48	0.27
Diluted earnings per share	0.27	0.36	0.48	0.27

(1)

Includes $3.9 million gain from the sale a facility in the United Kingdom.

(2)

Includes $3.8 million for a goodwill impairment charge.

(3)

Includes $2.2 million business interruption proceeds.

(4)

Includes $2.1 million in stock-based compensation expense associated with revised measurement dates.

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share amounts)
Revenues	$ 700,666	$ 781,254	$ 779,507	$ 835,089
Net revenues	213,432	236,496	246,960	251,586
Operating income	13,723 (5)	21,003	33,044	27,640 (7)
Income before provision for income taxes	13,320 (5)	23,268	33,424	30,545 (6) (7)
Net income	7,165 (5)	12,702	19,232	19,061 (6) (7)
Basic earnings per share	0.14	0.25	0.41	0.43
Diluted earnings per share	0.14	0.25	0.40	0.43

(5)

Includes $6.0 million recapture of funds from EEOC settlement.  See Note 17.

(6)

Includes $4.0 million gain on sale of TDS Logistics, Inc.  See Note 6.

(7)

Includes $2.9 million penalty for improper government billings.  See Note 18.

EGL, INC.

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

SCHEDULE II

EGL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

		Additions
Description	Balance at beginning of year	Charged to costs and expenses	Other	Deductions write-offs	Balance at end of year
	(in thousands)
Allowance for doubtful accounts receivable

2006	$ 12,566	$ 6,888	$ -	$ 6,105	$ 13,349

2005	14,069	8,630	-	10,133	12,566

2004	12,342	6,672	-	4,945	14,069

Deferred tax valuation allowance

2006	$ 13,507	$ 1,023	$ 4,657	$ -	$ 19,187

2005	8,824	2,385	2,298	-	13,507

2004	8,627	2,824	-	2,627	8,824

S-1