Form 10-K/A
period 2006-12-31
EGL INC
filed 2007-03-08
CIK 1001718

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

As of February 16, 2007, the number of outstanding shares of the registrant’s Common Stock was 40,748,837 (net of 5,718,606 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

EXPLANATORY NOTE

EGL, Inc. is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to correct the number of outstanding shares of EGL’s common stock set forth on the cover page of our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007 (“Form 10-K”).  The Form 10-K inadvertently included 5,718,606 treasury shares in the indicated number of outstanding shares.  As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, EGL’s principal executive officer and principal financial officer are providing new Rule 13a-14(a) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications) and are also furnishing, but not filing, new Rule 13a-14(b) certifications in connection with this Form 10-K/A (but otherwise identical to their prior certifications).

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events. Information not affected by the amendment described above is unchanged and has not been included herein. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

By:  /s/ James R. Crane

James R. Crane

Chairman and

Chief Executive Officer

Date:  March 8, 2007

EXHIBIT INDEX

Number	Description
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

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a–14(a)

I, James R. Crane, certify that:

1.

I have reviewed this Amendment No. 1 to annual report on Form 10-K/A of EGL, Inc. (the “registrant”);

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Date:

March 8, 2007

/s/  James R. Crane

James R. Crane

Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a–14(a)

I, Charles H. Leonard, certify that:

1.

I have reviewed this Amendment No. 1 to annual report on Form 10-K/A of EGL, Inc. (the “registrant”);

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

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

March 8, 2007

/s/ Charles H. Leonard

Charles H. Leonard

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amendment No. 1 to Annual Report on Form 10-K/A of EGL, Inc. (the “Company”) for the annual period ended December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, that:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:

March 8, 2007

By:

/s/ James R. Crane

James R. Crane

Chief Executive Officer

Date:

March 8, 2007

By:

/s/ Charles H. Leonard

Charles H. Leonard

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to EGL, Inc. and will be retained by EGL, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.