Form 10-K/A
period 2006-12-31
EGL INC
filed 2007-04-30
CIK 1001718

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

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

As of April 20, 2007, the number of outstanding shares of the registrant’s Common Stock was 40,800,518 (net of 5,718,606 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 11.

EXECUTIVE COMPENSATION

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

INDEPENDENCE

Item 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV

Signatures

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (“Form 10-K/A”) amends the original Annual Report on Form 10-K of EGL, Inc. for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 1, 2007 and as amended by the Form 10-K/A filed with the Securities and Exchange Commission on March 8, 2007 (the “Form 10-K”), to add certain information required by the following items of Form 10-K:

Item

Description

ITEM 10.

Directors, Executive Officers and Corporate Governance

ITEM 11.

Executive Compensation

ITEM 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

ITEM 13.

Certain Relationships and Related Transactions, and Director Independence

ITEM 14.

Principal Accounting Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of our Form 10-K by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings.  The Form 10-K/A does not affect any other items in our Form 10-K.  As a result of this amendment, we are also filing as exhibits to this Form 10-K/A the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Form 10-K/A, this Form 10-K/A continues to speak as of the date of the Form 10-K and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Form 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K.

Forward-Looking Statements

The statements contained in this document that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Such forward-looking statements include, but are not limited to, those relating to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items; (ii) plans and objectives of management for future operations, including plans or objectives relating to EGL’s service offerings; (iii) future economic performance; (iv) the consummation of any merger or similar transaction involving EGL; (v) assumptions underlying or relating to any of the matters in clauses (i) through (iv); and (vi) other statements that include expectations, intentions, projections, developments, future events, expected performance, underlying assumptions, and other statements which are other than statements of historical facts.

Forward-looking statements in this document are also identifiable by use of the following words and other similar expressions, among others:

- “anticipate,”	- “intend,”
- “believe,”	- “may,”
- “budget,”	- “might,”
-

“could,”	- “plan,”
- “estimate,”	- “predict,”
- “expect,”	- “project” and
- “forecast,”	- “should.”

Our actual results may differ significantly from the results discussed in the forward-looking statements.  Such statements involve risks and uncertainties, including, but not limited to, the matters discussed in the subsection of our Form 10-K entitled “Factors That May Affect Future Results and Financial Condition”, as well as elsewhere in this document and in our Form 10-K, and in our other filings with the Securities and Exchange Commission.  If one or more of these risks or uncertainties materialize (or the consequences of such a development worsen), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected.  All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement, and we disclaim any responsibility to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Directors

The Board of Directors currently has eight members.  Members serve a one-year term and are elected by the shareholders at each annual meeting.  The Board has a majority of outside directors, all but one of whom (Mr. Hevrdejs) are independent as defined by Rule 4200(a)(15) of the NASDAQ Global Select Stock Market, Inc. (“NASDAQ”) listing standards.

The following sets forth information concerning the eight directors, including information as to each director’s age as of April 20, 2007, position with the Company (if any) and business experience during the past five years.

James R. Crane, age 53, has been our Chief Executive Officer and Chairman of the Board of Directors since he founded EGL in March 1984, and has 25 years experience in the transportation industry.  Mr. Crane is a Director of the Houston Museum of Natural Science and also serves as a Director of HCC Insurance Holdings, Inc.

Frank J. Hevrdejs, age 61, has served as a Director since December 1995.  Mr. Hevrdejs is the Chairman of The Sterling Group, L.P. (formerly The Sterling Group, Inc.), a private financial organization engaged in the acquisition and ownership of operating businesses.  Mr. Hevrdejs was a co-founder and has been a principal of The Sterling Group since 1982 and served as its President from 1982 to 1989 and from 1994 to 2002.  Mr. Hevrdejs also serves as Chairman of the Board of Fibreglass Holdings, Inc., a custom truck accessory manufacturer, and Enduro Systems, Inc., a manufacturer of composite industrial components.

Paul W. Hobby, age 46, has served as a Director since November 2001.  Mr. Hobby serves as chairman of the Compensation Committee.  Mr. Hobby is chief executive officer of Alpheus Communications, LP, a telecommunications service provider, and is a managing partner of Genesis-Park, L.P., a Houston-based private equity firm investing in venture and growth capital opportunities.  Mr. Hobby is a Director of Stewart Information Services Corp. which is the holding company for Stewart Title Company, a Director of NRG Energy, Inc., a publicly traded merchant power generation concern, and a local Director of Amegy Bank of Texas, Inc., an operating division of Zions Bank which is an FDIC-insured commercial bank holding company headquartered in Utah.  A graduate of the University of Virginia and the University of Texas School of Law, Mr. Hobby also serves on the board of directors of various civic, charitable and professional associations.

Michael K. Jhin, age 57, has served as a Director since May 2002.  Mr. Jhin served as the Chief Executive Officer (CEO) of St. Luke’s Episcopal Hospital in Houston, Texas from 1990 to 2000 and served as the CEO of St. Luke’s Episcopal Health System upon its formation in 1995 until 2004, at which time he retired and was named CEO Emeritus.  Mr. Jhin has a bachelor’s degree in mechanical engineering from Rensselaer Polytechnic Institute and earned his master’s degree in business administration from Boston University while fulfilling his health care administration concentration at Harvard University School of Public Health.   Mr. Jhin is a director of Triad Hospitals, Inc., an owner and manager of hospitals, ambulatory and surgery centers in small cities and selected larger urban markets.   Mr. Jhin also serves on the board of directors of several civic and community organizations.

James C. Flagg, Ph.D., age 55, has served as a Director since May 2003.  Dr. Flagg is a certified public accountant and an associate professor in the Department of Accounting, Mays Business School at Texas A&M University, where he has taught since 1988.  Dr. Flagg received his B.A. in economics from Eckerd College in 1973 and received his M.S. (1974), M.B.A. (1976) and Ph.D. (1988) from Texas A&M University.  Dr. Flagg also serves as a Director of HCC Insurance Holdings, Inc.

Neil E. Kelley, age 48, has served as a Director since September 1995, and as Lead Director since August 2002.  As Lead Director, Mr. Kelley presides over the executive sessions of the non-management directors, serves as a liaison between the non-management directors and the Chairman, and discusses with the Chairman, to the extent appropriate, matters discussed by the non-management directors in executive sessions and in committee meetings.  Mr. Kelley also serves as Chairman of the Governance/Nominating Committee.  Mr. Kelley is the founder and Chief Executive Officer of the Saracen Group of Companies, a Houston-based energy hedge fund.  Mr. Kelley has also been a partner of Genesis-Park, L.P., a private investment company, since 2000.  Mr. Kelley received his S.B.M.E. from Massachusetts Institute of Technology in 1981.  Mr. Kelley also serves as a Director of SAT Corp.

Milton Carroll, age 56, has served as a Director since May 2003.  Mr. Carroll is the Chairman of the Board of CenterPoint Energy, Inc. as well as Chairman of Instrument Products, Inc., an oil-tool manufacturing company in Houston, Texas.  He also serves as Chairman of Health Care Service Corporation and is a Director of Halliburton, Inc.

Sherman Wolff, age 66, has served as Director since August 2006.  Mr. Wolff retired in April 2006 from the position of Executive Vice President and COO of Health Care Service Corporation, which through its divisions and subsidiaries offers a wide variety of health and life insurance products and related services as Blue Cross Blue Shield of Texas, Illinois, New Mexico and Oklahoma.  Prior to assuming the role of COO in 1999, Mr. Wolff served in various capacities with Health Care Service Corporation since 1991.  He is a Fellow of the Society of Actuaries and is a 40 year veteran of the group life, health and welfare insurance field.  Mr. Wolff is a Phi Beta Kappa graduate of the University of Connecticut, where he also taught actuarial science in the graduate program.  Mr. Wolff’s post-graduate work includes studies at the Wharton School of Management, University of Pennsylvania and Indiana University’s Executive Master’s Program.

Executive Officers

Certain information required by this item concerning executive officers is set forth in Part I, Item 1 of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference.

Effective March 9, 2007, Charles H. Leonard resigned as Chief Financial Officer of the Company.  Also effective March 9, 2007, the Board of Directors made the following appointments:

•

The Board of Directors appointed Michael Slaughter as Chief Accounting Officer of the Company.  Before his appointment, Mr. Slaughter, 40, held the position of Vice President - Finance and Investor Relations of the Company since 2000.

•

The Board of Directors appointed Gregory Weigel as Chief Operating Officer of the Company.  Before his appointment, Weigel, 45, had been serving as Executive Vice President - Global Transportation since 2004. Since joining the Company, Mr. Weigel has held various positions including Senior Vice President – Central Division from 2003 to 2004 and Senior Vice President – Strategic Operations from 2001 to 2003.

•

The Board of Directors appointed Keith Winters as Chief Administrative Officer of the Company.  Prior to his appointment, Mr. Winters, 45, served as an Executive Vice President of the Company.  Since joining the Company in 1999, Mr. Winters has held various positions with the Company, including Executive Vice President – Europe, Middle East and Asia from 2005 to 2006, Senior Vice President – East Division from 2003 to 2005 and Vice President – International Products from 2002 to 2003.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all such forms they file.

Based solely on our review of the copies of such forms received by us and on written representations by our officers and directors regarding their compliance with the filing requirements, we believe that during the fiscal year ended December 31, 2006, some reports required by Section 16(a) to be filed by our directors, officers and greater than 10% beneficial owners were not filed on a timely basis as follows:

Reporting Person	Number of Late Filings	Number of Known Failures to File a Form Required by Section 16(a)
Vittorio Favati	1	None
Milton Carroll	2	None
Paul Hobby	2	None
Michael Jhin	2	None
Neil Kelley	2	None
James Flagg	2	None
Frank Hevrdejs	2	None
Rebecca McDonald	2	None

CORPORATE GOVERNANCE AND BOARD MATTERS

Board Independence

The Board of Directors has determined that each of the current directors, except Mr. Crane, the Chairman of the Board and Chief Executive Officer, and Mr. Hevrdejs, is independent based on the standards set forth by NASDAQ and Item 407(a) of Regulation S-K.

As reflected in a Schedule 13D filed by Mr. Crane with the SEC on January 22, 2007, as amended, in connection with the proposed acquisition of the Company described in Item 13, “Proposed Acquisition,” below, Mr. Crane has committed to contribute shares of Company common stock and $52,027,606 in cash to Talon Holdings LLC immediately prior to the consummation of the merger in exchange for equity interests in Talon Holdings.  Mr. Crane, pursuant to a letter agreement dated March 27, 2007, syndicated $51,000,000 of such cash investment to Sterling Group Partners II, L.P. and Sterling Group Partners II (Parallel), L.P. (collectively, "Sterling"). Sterling is a private equity firm of which Mr. Hevrdejs is co-founder and principal.  On April 25, 2007, the Governance/Nominating Committee of the Board of Directors recommended that the Board of Directors determine that Mr. Hevrdejs was no longer independent under NASDAQ standards due to Sterling’s and Mr. Crane’s agreement.  As a result, Mr. Hevrdejs resigned from the Audit and Compensation Committees of the Board.  The Governance/Nominating Committee is considering his replacements.  On April [26], 2007, the Board of Directors, in accordance with the recommendation of the Governance/Nominating Committee, determined that Mr. Hevrdejs was no longer independent under NASDAQ standards.

Meetings of the Board

Our Board of Directors held five meetings during the fiscal year ended December 31, 2006, and transacted business on 36 occasions during the fiscal year by unanimous written consent.  During the fiscal year ended December 31, 2006, each director attended at least 80% of the aggregate of the total number of Board of Directors’ meetings and of meetings of committees of the Board of Directors on which that director served.

Board Structure and Committee Composition

As of the date of this report, our Board has the following standing committees: audit, compensation, and governance/nominating.  The membership during the last fiscal year and the function of each of the committees are described below.  As of the date of this report, each of the committees is comprised entirely of independent directors based on the standards set forth by NASDAQ and operates under a written charter duly adopted by the Board.  All of the committee charters are available on the “Corporate Governance” section of our website at www.eaglegl.com.  Information included on our website is not part of this report.

Name of Non-Employee Directors	Audit	Compensation	Governance/Nominating
Neil E. Kelley (lead director)	X (1)		X*
Frank J. Hevrdejs	X (2)	X (5)
Paul W. Hobby		X*	X
James C. Flagg	X*
Milton Carroll		X	X
Michael K. Jhin		X
Sherman Wolff (3)	X (4)
Number of Meetings in 2006	12	1	3

X = Committee member; * = Chair.

(1)  Mr. Kelley ceased serving on the Audit Committee on August 18, 2006.

(2)  Mr. Hevrdejs ceased serving on the Audit Committee on April 25, 2007.

(3)  Mr. Wolff became a director by appointment on August 18, 2006.

(4)  Mr. Wolff began serving on the Audit Committee on August 18, 2006.

(5)  Mr. Hevrdejs ceased serving on the Compensation Committee on April 25, 2007.

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 (Exchange Act).  From January 1, 2006 to August 18, 2006, the Audit Committee consisted of Messrs. Flagg, Hevrdejs and Kelley.  Mr. Wolff joined the Audit Committee on August 18, 2006, replacing Mr. Kelley.  On April 26, 2007, Mr. Hevrdejs resigned from the Audit Committee.  Each of Messrs. Flagg, Wolff and Kelley are independent as defined by Rule 4200(a)(15) of the NASDAQ listing standards.  Our Board of Directors has determined that each of Messrs. Flagg, Hevrdejs, and Wolff qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act.   The membership of the Audit Committee has not changed since April 26, 2007.

The Audit Committee’s purpose is to assist the Board of Directors in fulfilling its responsibilities for oversight of (1) the Company’s accounting and financial reporting principles, processes and policies and internal controls over the accounting and financial reporting process and procedures, including the internal audit function, (2) the integrity of the Company’s financial statements, and (3) the qualifications and independence of the Company’s independent registered public accounting firm.  Among other things, the Audit Committee:

•

prepares the Audit Committee report for inclusion in the annual proxy statement;

•

provides avenues of communication among the independent public accounting firm, management, the internal auditing department and the Board of Directors;

•

pre-approves all services (including the fees and terms thereof) to be performed for the Company by its independent public accounting firm;

•

oversees investigations into complaints regarding accounting, internal controls or auditing matters; and

•

reviews the Company’s risk assessment and risk management policies.

The Audit Committee also has sole authority to appoint or replace the independent registered public accounting firm selected to audit our annual financial statements and reviews the fees charged for audits and for any non-audit engagements.  The Audit Committee’s findings and recommendations are reported to management and the Board of Directors for appropriate action. The Audit Committee met on twelve occasions during 2006, and transacted business on two occasions during 2006 by unanimous written consent.  The Board of Directors adopted an updated written charter for the Audit Committee in May 2006.

Compensation Committee

During 2006, the Compensation Committee consisted of Messrs. Hobby, Hevrdejs, Jhin and Carroll.  On April 26, 2007, Mr. Hevrdejs resigned from the Compensation Committee.  The membership of the Compensation Committee has not changed as of April 26, 2007.

The purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation of our executive officers and directors.  In addition, the Compensation Committee:

•

prepares the Compensation Committee report for inclusion in the annual  proxy statement;

•

provides general oversight of the Company’s compensation structure as it relates to executive officers, including bonus and benefit plans;

•

retains and approves the terms of the retention of any compensation consultants and other compensation experts; and

•

reviews and approves objectives relevant to executive compensation and evaluates the Company’s compensation strategies.

The Compensation Committee met on one occasion during 2006, and transacted business on fifteen occasions during 2006 by unanimous written consent.  See “Compensation Discussion and Analysis” for a discussion of additional responsibilities of the Compensation Committee.

Governance/Nominating Committee

During 2006, the Governance/Nominating Committee consisted of Messrs. Kelley, Hobby, and Carroll, each of whom is independent as defined by the NASDAQ listing standards.  The membership of the

Governance/Nominating Committee has not changed as of April 20, 2007.

The functions of the Governance/Nominating Committee are to, among other things:

•

advise the Board concerning appropriate composition of the Board and its committees, including identifying individuals qualified to serve on the Board and its committees;

•

select, or recommend to the Board that it select, the Director nominees for each annual meeting of our shareholders;

•

guide the annual performance evaluation process of each Director, each committee and of the Board as a whole;

•

advise the Board regarding appropriate corporate governance policies; and

•

perform such other functions as the Board may assign from time to time.

The Governance/ Nominating Committee met on three occasions during 2006, and transacted business on two occasions during 2006 by unanimous written consent.

Director Nomination Process

Shareholder nominees

The Governance/Nominating Committee will consider properly submitted shareholder nominations for candidates for membership on the Board as described below under “Identifying and Evaluating Nominees for Directors.” Any shareholder nominations proposed for consideration by the Governance/Nominating Committee should include the following:

•

the nominee’s resume and contact information;

•

a brief statement signed by the nominee indicating his/her qualifications for Board membership, consenting to be named as a nominee and, if nominated and elected, to serve on the Board of Directors;

•

a cover letter from the shareholder acknowledging that the shareholder is a shareholder and is proposing a candidate for consideration by the Governance/Nominating Committee;

•

a statement detailing any relationship between the nominee and any customer, vendor or competitor of ours;

•

financial and accounting background of the nominee, to enable the Governance/Nominating Committee to determine whether or not the nominee would be suitable for Audit Committee membership; and

•

detailed information about any relationship or understanding between the proposing shareholder and the nominee.

Shareholder nominee proposals should be submitted to: Corporate Secretary, EGL, Inc., 15350 Vickery Drive, Houston, TX 77032.  The extent to which the Governance/Nominating Committee dedicates time and resources to the consideration and evaluation of any potential nominee brought to its attention depends on the information available about the qualifications and suitability of the nominee and the needs of the Board of Directors at that time.

In addition, our bylaws permit shareholders to nominate directors for consideration at the annual shareholders’ meeting. Our bylaws generally provide that shareholders who wish to nominate directors or to bring business before a shareholders’ meeting must notify the Company and provide certain pertinent information at least 80 days before the meeting date (or within 10 days after public announcement of the meeting date, if the meeting date has not been publicly announced at least 90 days in advance).

Director Qualifications

The Governance/Nominating Committee regularly monitors the size of the Board and reviews annually with the Board and Chief Executive Officer the appropriate skills and characteristics required for the Board as a whole as compared to the actual skills and characteristics represented on the Board.  In evaluating director nominees, the Governance/Nominating Committee will assess the nominee’s independence (under NASDAQ listing standards and SEC rules), as well as the nominee’s contribution to the Board’s diversity, demonstrated outstanding achievement in his/her professional career, breadth of experience, soundness of judgment, ability to make independent, analytical inquiries and a willingness to devote the time required to successfully perform Board-related responsibilities.

Identifying and Evaluating Nominees for Director

Candidates may be recommended to the Governance/Nominating Committee by current Board members, professional search firms, shareholders or other persons.  These candidates are evaluated at regular or special meetings of the Governance/Nominating Committee and may be considered for appointment to the Board at any time.  The Governance/Nominating Committee reviews materials provided by or on behalf of any nominee in connection with its evaluation of such nominee.  In evaluating nominations for director, the Governance/Nominating Committee seeks to achieve a balance of knowledge, experience and ability to serve the needs of the shareholders adequately on the Board.

Communications with the Board

Individuals may communicate with our Board by submitting a letter addressed to the member or members of the Board to whom the communication is directed, care of the Corporate Secretary, EGL, Inc., 15350 Vickery Drive, Houston, Texas 77032.  All such communications, other than unsolicited commercial solicitations or communications, will be forwarded to the appropriate director or directors for review.

Policy of Director Attendance at Shareholder Meetings

It is the policy of the Board that all members of the Board should attend annual meetings of our shareholders, unless any such director is not standing for re-election at that meeting.  All of the current members of the Board attended the annual meeting of shareholders in 2006.

Code of Ethics

We have adopted a code of business conduct and ethics for directors, officers (including our Chief Executive Officer and Chief Financial Officer) and employees, known as the Code of Conduct.  Anyone may, without charge, upon request, receive a copy of the Code of Conduct from:

EGL, Inc.

Attention: Investor Relations

15350 Vickery Drive

Houston, TX 77032

(281) 618-3100

In the event that we make changes in, or provide waivers from, the provisions of our code of business conduct and ethics that the SEC or the NASDAQ Global Select Market require us to disclose, we intend to disclose these events on our website.

ITEM 11.

EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

For the year ended December 31, 2006, the Compensation Committee of the Board of Directors was comprised of Messrs. Hobby, Jhin, Hevrdejs and Carroll.  None of these individuals was an officer or employee of the Company or any of its subsidiaries at any time during 2006 or at any other time.  Additionally, none of these individuals had during 2006 any relationship requiring a disclosure under Item 404 of Regulation S-K (§229.404).

Further, none of the Company’s executive officers have:

•

served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Company’s Compensation Committee;

•

served as a director of another entity, one of whose executive officers served on our Company’s Compensation Committee; or

•

served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of our Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the  Board  of Directors  that  the  Compensation  Discussion  and  Analysis  be included  in  this proxy statement and in EGL’s Annual Report on Form 10-K for the year ended December 31, 2006.

Submitted by:

Paul W. Hobby, Chairman

Milton Carroll

Michael K. Jhin

Members of the Compensation Committee

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our executive compensation programs are designed to attract and retain highly qualified executives and to motivate them to help the Company achieve its short and long-term strategic goals, which we believe will maximize shareholder returns. Our compensation practices reflect the Board’s pay-for-performance philosophy, by tying a significant portion of executive compensation to both individual and Company performance. This enables the Compensation Committee and the Chief Executive Officer (CEO) to differentiate among executives and emphasize the link between personal performance and compensation. The Compensation Committee also takes into account the expectation of the executives and the Company’s historical compensation practices, particularly given the relatively long tenure with EGL of most of the executive team. Offering a competitive, performance-based compensation program with a significant equity component helps to achieve our objective by aligning the interests of management and other key employees with those of shareholders.

In 2006, there were four basic components to our performance-based compensation program for executive officers:

•

base pay;

•

an annual cash incentive bonus of up to 100% of base salary;

•

long-term equity-based compensation;

•

discretionary bonus;

•

retention arrangements; and

•

benefits and perquisites.

Each component is considered in the context of individual and Company performance and competitive conditions. In determining competitive compensation levels, we analyze data that includes information regarding the industry sectors (including the general freight forwarding industry and logistics as well as other transportation companies)

that might be a source of or competitor for executive talent.

Achievement of short-term individual and Company goals is rewarded through base salary and annual cash incentive bonuses, while equity-based awards are designed to encourage executives to focus on the Company’s long-term strategic goals and financial targets.

Actual individual awards and changes in remuneration to an individual executive ultimately are determined by the Compensation Committee. Our CEO works with the Compensation Committee in the design of the compensation philosophy, program and plans, and makes recommendations to the Compensation Committee regarding the salaries, bonuses and awards of equity-based compensation (including performance and time-based restricted stock and option awards), as well as the setting of goals, for our executive officers.

The CEO attends or provides input for the Compensation Committee meetings at which executives’ bonuses are set and annual bonuses established and targets or goals are established. Otherwise, members of executive management generally do not participate in Compensation Committee meetings.

In fiscal 2006, cash and equity incentive awards to executive officers were determined considering the following:

•

Progress toward achieving the Company’s strategic goals, particularly in the areas of revenue growth, cost management and yield management;

•

A view toward aligning the financial interests of our executive officers with those of our shareholders; and

•

The Company’s overall financial performance in terms of objective financial criteria, as well as the individual contribution to the attainment of such criteria.

While the basic components of compensation remain the same for 2007, as discussed in more detail below, EGL has modified its incentive compensation program to more directly align with the Company’s overall performance. This has been achieved by tying a significant portion of each executive’s incentive directly to EGL’s performance of its Focus on Five initiatives which target customer satisfaction, people development, yield management, cost management and revenue growth. Enhancing the focus on these broader elements of performance is designed to yield increased market share and a stronger demand for our services, thereby increasing shareholder value. Performance against established departmental and individual goals also will be evaluated to determine the remaining portion of incentive compensation.

The Company does not have stock ownership guidelines for executive officers, but seeks to align the interests of officers with those of shareholders through equity awards under the Long Term Incentive Plan. The Company’s Corporate Governance Guidelines recommend that directors become shareholders of the Company within ninety days after their election as directors. The Board of Directors believes that the number of shares of the Company’s common stock purchased and owned by each director is a personal decision. However, the Board maintains a minimum share ownership guideline for outside directors equal to the amount of the annual cash retainer (currently $25,000), with an expectation that each director will achieve that target within three years of the date of such director’s election to the Board. All outside directors currently have equity ownership valued in excess of this amount.

Compensation Components and Process.

Base Pay. Base pay is designed to be generally competitive with salary levels for comparable executive positions at other freight forwarding and logistics companies similar in size to EGL, and by companies outside of the industry with which the Company competes for executive talent. The Compensation Committee periodically reviews comparable salary information as one factor to be considered in determining the base pay for our executive officers. However, we did not engage in any benchmarking of total executive compensation or any material element of executive compensation in 2006.  We believe that our base salary is generally lower than our competitors’; however, we believe we have a higher variable compensation component as we believe consistent with a pay-for-performance philosophy of a mature growth company. Other factors the Compensation Committee considers in determining base pay include the officer’s responsibilities, experience and leadership, the CEO’s and the Compensation Committee’s evaluation of the officer’s potential future contribution and demonstrated individual performance.

Annual Incentive Bonus. For 2006, the Compensation Committee worked with the CEO to determine the appropriate target and maximum incentive bonus amounts for the other executive officers. The Compensation Committee adopted an incentive plan in which each of our executive officers, other than the CEO, participated which established baseline criteria to determine the amount of cash bonuses. The 2006 plan was an annual plan calculated and paid quarterly. Pursuant to this plan, each of our executive officers (other than the CEO) was eligible to receive an aggregate annual cash bonus of up to 100% of base salary subject to the Company achieving operating income targets and the executive achieving specific individual goals set by the Compensation Committee working with the CEO.

Although the incentive plan provides for specific bonus amounts depending on achievement of specified criteria, these amounts may exceed the target amount if the Company’s and/or executive’s performance in the judgment of the Compensation Committee merit a higher amount. Additionally, the Compensation Committee or the CEO may in its discretion consider other criteria not set forth in the incentive plan in determining that the final incentive amount to be paid to each executive officer will be less than the amount determined according to the plan. For example, during 2006, bonuses payable to the executive officers under the plan were reduced in the CEO’s discretion due to slow gross and net revenue growth and increased expense.

For 2006, the Company’s operating income performance was $96.5 million.  This qualified executive management to receive the minimum incentive under the 2006 Executive Management Incentive Plan of up to 60% of their target incentive, as adjusted for attainment by each executive officer of individual goals.  2006 operating income performance qualified other corporate management, including Ms. Kerti, to receive the minimum incentive under the 2006 Corporate Management and Exempt Corporate Employee Plan of up to 30% of their target incentive, as adjusted for attainment of individual goals.  For management to have qualified to receive up to 100% of their target incentive, the Company would have had to have achieved a minimum of $136.0 million in operating income.  For management to have qualified to receive up to the maximum of 110% of their target incentive, the Company would have had to have achieved a minimum of $144.5 million in operating income.

The maximum percentage management actually was eligible to receive in 2006 was reduced to 36% of their target incentive due to slow gross and net revenue growth and increased expense.  Incentives were paid out under the Plans for the first and second quarters of 2006.

Mr. Favati received $93,000 in incentive for 2006, indicating a goal achievement percentage of 85.6%. Mr. Bento received $86,823, indicating a goal achievement percentage of 70.8%. Mr. Talley received $83,353, indicating a goal achievement percentage of 75.7%.  Ms. Kerti, who was eligible only for the first quarter incentive and whose target incentive was 50% of salary, actually received $26,511, indicating a goal achievement percentage of 100%.  Mr. Leonard received $162,501 representing the contractually agreed minimum bonus for his first year of employment.

Global management representatives worked together to develop the basic outline of the 2007 Global Corporate Management and Staff Incentive Bonus Plan which was then presented to the CEO and ultimately recommended to the Compensation Committee for approval. While the Compensation Committee approved the structure of the Plan and the target and maximum awards to the executives under the plan, the Compensation Committee receives significant input from management as to the development of financial targets and performance metrics to be measured under the Plan. These targets and metrics are established in connection with the budget and strategic planning process.

The Compensation Committee adopted and filed with the Securities and Exchange Commission a new Global Corporate Management and Staff Incentive Bonus Plan effective as of January 1, 2007, in which each executive officer, other than the CEO, will participate. The primary differences in the 2007 plan relative to 2006 include:

•

The plan is a semi-annual plan that is paid semi-annually;

•

While the target bonus percentage for named executive officers except Ms. Kerti remains at 100% of non-incentive wages, an executive can earn more than the target amount provided that an executive’s incentive bonus does not exceed 120% of the executive’s non-incentive wages for the incentive period.

The total available incentive is based on the Company’s operating income performance:

Had the same operating income targets been in place for 2006, 100% of the target incentive would have been available for the first six month incentive period, and 50% of the target incentive would have been available for the second six month incentive period.

•

70% of the executive’s total available incentive for the incentive period based on the Company’s operating income performance will be dependent on the Company’s performance against its strategic Focus on Five initiatives as set forth below:

Had these metrics been in place for 2006, 40% of the portion of the incentive attributable to the Company’s performance of its Focus on Five initiatives would have been available for the first six month incentive period, and 30% would have been available for the second six month incentive period.

•

20% of the executive’s total available incentive for the incentive period will be dependent on departmental performance against goals established periodically by department heads, managers and senior management;

•

The remaining 10% of the executive’s total available incentive for the incentive period will be dependent on the achievement of individual goals established by the CEO working with the Compensation Committee; and

•

Aggregate incentive bonuses under this and the Global Regional Management and Field Management and Staff Plan cannot exceed 20% of the Company’s operating income for the incentive period.

Long-Term Equity-Based Compensation.  Long-term incentive compensation currently consists of (1) performance and time-based stock options, which, if awarded on or after December 30, 2005, generally vest in 33% increments in each of the three years following the date of grant, although vesting can be accelerated if deemed appropriate by the Compensation Committee, and (2) performance and time-based restricted stock awards. Equity-based awards generally are made once a year. Some awards are approved as part of a hire-on package for executives and made in accordance with administrative procedures related to the Long Term Incentive Plan, which currently provides for awards once each quarter on February 15, May 15, August 15 and November 15. No options were granted to our executives during 2006 other than 100,000 shares subject to an option awarded to Charles H. Leonard, who served as our CFO from March 2006 through March 2007. The last grant of options made to named executive officers (other than newly hired executive officers) was made on December 30, 2005, and has a 2006 earnings per share (EPS) performance component. Based on the Company’s 2006 EPS performance, the minimum level of option grant became eligible for vesting. One-third vested immediately upon the filing of the Company’s Annual Report on Form 10-K on March 1, 2007. The remaining options vest in equal parts on December 30, 2007 and 2008.

Performance-based equity incentives are designed to align the interests of our executives with those of our shareholders by encouraging our executives to enhance the Company’s value and, hence, the price of our common stock.  Historically, the Company has used stock options almost exclusively as the form of equity incentive.  However, believing use of restricted shares of the Company’s common stock might more closely align executive management with the interests of the Company’s shareholders, certain executives were awarded equity incentives in the form of restricted shares of common stock in 2004 (all of which were forfeited due to failure to achieve performance metrics) and 2006.  Currently the Compensation Committee, considering management’s recommendation, intends to resume use of stock options as the exclusive form of equity compensation for executive officers as is the case with other employees receiving equity compensation.  The exercise price of stock options granted is equal to the fair market value of our common stock on the date of grant. Accordingly, executives receiving stock options are rewarded only if the market price of our common stock appreciates. No performance-based stock option awards were made to any of the executive officers in 2006. An award of time-based restricted stock was made to the following named executive officers in March of 2006: Mr. Crane – 7,500 shares; Messrs. Favati, Bento and Talley, 5000 shares each. One-fifth vested immediately, one-fifth vested December 20, 2006, and the remaining shares vest in equal installments on December 20, 2007, 2008 and 2009. As explained in the narrative of the Summary Compensation Table below, EGL management concluded, in connection with an internal review of stock options undertaken taken in 2006, that certain options were granted on a date other than the date used to determine the grant price of the option.  As a result, certain options had a grant price that was less than fair market value of EGL stock on the revised grant date.  EGL determined that the cumulative impact of the adjustments related to incorrect measurement dates resulted in an understatement of compensation expense of $2.1 million pre-tax and as a result, EGL recorded an associated charge in the third quarter of 2006.

In connection with the award of restricted stock over the vesting period, the Company recognizes compensation expense in an amount equal to the value of the shares on the date of award.

In determining whether to make performance-based equity incentive awards to executives under the Company’s Long Term Incentive Plan, the Compensation Committee considers the Chief Executive Officer’s recommended range of award amounts according to employees’ pay grades.  In determining the amount to be awarded to a particular executive within the recommended range, the Compensation Committee considers a number of factors, including:

•

the degree to which increasing the executive’s ownership stake would provide the executive with additional incentives for future performance;

•

the likelihood that the those awards would encourage the executive to remain with the Company;

•

prior equity incentive awards (including the size of previous awards); and

•

the value of the executive’s service to the Company.

Discretionary Bonus. The CEO may recommend and with the approval of the Compensation Committee may grant a discretionary cash bonus outside the annual incentive bonus plan to an executive officer when deemed appropriate in light of the executive’s exceptional achievements in furtherance of the Company’s strategic goals during a given period. No discretionary bonuses were paid in respect of 2006 performance.

Retention Arrangements.  We believe that the interests of our shareholders are served by retention arrangements for those executive officers who would be integral to the success of, and are most likely to be impacted by, a change of control.  Please read the description of our management retention agreements under the caption “Management Retention Agreements” below.

Benefits and Perquisites.  We provide a basic package of benefits to our executive officers, including policies providing medical, accident, disability and life coverage, and eligibility to participate with other eligible employees in our employee stock purchase plan.  We also granted certain of our executive officers limited perquisites in 2006, comprised of (i) granting Mr. Crane personal use of the Company-owned airplane, as described in “Compensation of the Chief Executive Officer” below, (ii) granting Mr. Favati an expatriate package including housing, car and education allowances; reimbursement of club fees, utilities and storage costs; home leave pay; foreign tax reimbursement; and a Medicare gross up payment, and (iii) payment of certain club fees for Messrs. Bento and Talley.

Compensation of the Chief Executive Officer. In setting the compensation payable to our Chief Executive Officer, the Compensation Committee seeks to achieve two objectives: (1) establish a level of base salary competitive with that paid by companies within the freight forwarding industry that are of comparable size and by companies outside of the industry with which the Company competes for executive talent, and (2) make a significant percentage of the total compensation package contingent upon the Company’s financial performance, the performance of our common stock, and Mr. Crane’s individual performance against goals established by the Compensation Committee following a discussion with Mr. Crane. The Committee does not believe retention of Mr. Crane is a practical concern given that he is the founder of the Company and owns a significant portion of the Company’s outstanding common shares. Our goal, therefore, is fair value in Mr. Crane’s annual compensation. The CEO does not participate in the Company’s annual incentive bonus plan. The CEO’s performance appraisal, to a much greater degree than other Company executives, takes into account balance sheet management, the ability to identify and leverage opportunities to increase shareholder value through strategic corporate transactions and success or failure in the recruitment of executive talent. These measures are fundamental value-drivers for shareholders that are apart from the quarterly financial results of the business.

Additionally, the Compensation Committee granted Mr. Crane personal use of the Company-owned airplane, which was valued at $326,833 for 2006. The incremental cost to the Company of personal use of the Company aircraft is calculated based on the average variable operating costs to the Company. Variable operating costs include fuel, maintenance, weather-monitoring, on-board catering, landing/ramp fees and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of hours the Company aircraft flew to derive an average variable cost per hour. This average variable cost per hour is then multiplied by the hours flown for personal use to derive the incremental cost to the Company. The methodology excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries, purchase costs of the aircraft and non-trip related hangar expenses.  The Company has sold the airplane so this element of compensation has been withdrawn and we anticipate that it will be rebalanced with other elements in 2007. The Committee typically reviews Mr. Crane’s performance and compensation in May, consistent with the Company-wide practice of mid-year performance evaluations.

Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits (to $1 million per covered executive) the deductibility for federal income tax purposes of annual compensation paid to a Company’s chief executive officer and each of its other four most highly compensated executive officers. Although we consider the impact of Section 162(m) when developing and implementing executive compensation programs, we believe that it is important to preserve flexibility in determining compensation programs and, thus, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m). We believe that all options and restricted stock previously granted under our incentive plan qualify for an exemption from the application of Section 162(m), thereby preserving the deductibility for federal income tax purposes of compensation that may be attributable to such compensation.

Employment Agreements. During the fiscal year ended December 31, 2006, we were a party to employment agreements with each of the named executive officers except Mr. Leonard. Except for Mr. Crane and Ms. Kerti, the employment agreements do not establish an annual base salary to be paid to the named executive officer. Additionally, Ms. Kerti, who acted as principal financial officer from February 10, 2006, until she resigned from the Company effective May 12, 2006, is the only named executive officer with a specific severance and bonus arrangement outlined in the employment agreement. Ms. Kerti’s severance and bonus arrangement was triggered upon her departure and all amounts paid thereunder are included in, and described in footnotes to, the Summary

Compensation Table.

Each of the employment agreements provides that it continues in effect until terminated by the Company or the executive pursuant to its terms. Both the Company and the executive have the right to terminate the agreement without cause upon advance written notice specified in the agreement. We have the right to terminate the agreement for cause immediately upon notice to the executive of our decision to so terminate the executive. Each agreement includes a covenant of the executive not to compete with the Company during the term of the agreement and for a period following its termination as specified in the agreement.

Management Retention Agreements. EGL’s Board of Directors determined that it is in the best interests of the Company and its shareholders to secure the continued services, and ensure the continued dedication and objectivity, of the executive officers in the event of change in control.

The retention agreements go into effect upon a “change in control” of EGL.  A “change in control” is defined as:

•

any event that is required to be reported in response to Item 5.01 of the Current Report on Form 8-K;

•

any person acquiring beneficial ownership of 35% or more of EGL’s voting securities; provided that an acquisition by Mr. Crane or any of his affiliates of beneficial ownership of less than 49% of EGL’s voting securities shall not constitute a change in control;

•

individuals who on the date of the agreement constitute the board of directors of EGL (i.e., the incumbent board) ceasing to constitute at least a majority of the board of directors (provided that any person becoming a director after the date of the agreement whose nomination for election was approved by the incumbent board will be considered part of the incumbent board);

•

EGL disposing of all or substantially all of its assets pursuant to a merger, consolidation or other transaction (unless the holders of EGL’s voting securities prior to such transaction own, in substantially the same proportion as they owned EGL’s voting securities prior to such transaction, all of the voting securities or other ownership interests of the entity that succeeds to EGL’s business); or

•

EGL being merged, consolidated or reorganized into or with, or selling all or substantially all of its assets to, another entity, and immediately after the transaction less than 50% of the voting power of the outstanding securities of such entity being held by the holders of EGL’s voting securities immediately before such transaction.

Following a change in control, the retention agreements provide for certain payments to be made to the executives in the event of a “qualifying termination.”  A “qualifying termination” is defined as any termination (i) of the executive within twenty-four months following a change in control by EGL other than for cause or disability, or (ii) termination by the executive by reason of the executive’s death or for “good reason.”  “Good reason” includes assigning the executive duties inconsistent with the executive’s position or any other action that results in a diminution in such position, reducing the executive’s total salary, bonus or benefits, or requiring the executive to be based at another office or location.

In the event of a change in control and a resulting qualifying termination, the executive whose employment has been so terminated will be entitled to the following payments and benefits:

•

a lump sum cash payment equal to the sum of: (1) the executive’s unpaid base salary through the date of termination; (2) the executive’s pro-rated portion of the target annual bonus for that fiscal year; and (3) any unpaid vacation under EGL’s vacation policy in effect at the date of termination;

•

a lump-sum cash payment equal to the sum of: (1) two times the executive’s highest annual rate of base salary in effect during the twelve-month period prior to the date of termination; and (2) two times the average of the executive’s annual bonus payments for the preceding two fiscal years prior to the fiscal year in which the executive’s employment has been terminated;

•

for a period ending on the earliest of (1) thirty-six months following the date of termination, (2) the commencement date of equivalent benefits from a new employer, or (3) the date on which the executive reaches age sixty, EGL will continue to keep in full force and effect (or otherwise provide) each plan and policy providing medical, accident, disability and life coverage on the same terms and otherwise to the same extent as in effect immediately prior to the date of termination; and

•

for a period of twelve months following the date of termination, EGL will provide, at its expense, executive level outplacement assistance to the executive by a nationally recognized outplacement firm acceptable to the executive.

The retention agreements also provide that the Company will continue the executive’s employment, and the executive will continue his or her employment, for two years following the consummation of a change in control of the Company.  During such period the executive’s position, authority, duties and responsibilities must be at least commensurate in all material respects with the most significant of those held during the 90-day period preceding the change in control, and must be performed at a location no more than 50 miles from his or her prior location.  The language in the agreement regarding commensurate position, authority, duties and responsibilities reads as follows:

“The Executive’s position, authority, duties and responsibilities shall be regarded as NOT commensurate if, upon a Change in Control:  (1) the Corporation becomes a direct or indirect subsidiary of another unrelated corporation or corporations or becomes controlled, directly or indirectly, by one or more unincorporated entities (such other corporation or unincorporated entity owning or controlling, directly or indirectly, the greatest amount of equity (by vote) of the Corporation is referred to in this Agreement as the “parent company”); or (2) all or substantially all of the Corporation’s assets are acquired by another unrelated corporation or unincorporated entity or group of corporations or unincorporated entities owned or controlled, directly or indirectly, by another corporation or unincorporated entity (the other acquiring or controlling corporation or unincorporated entity is referred to in this Agreement as a “successor”), unless, in each case: (i) Section 8 of this Agreement is complied with, and (ii) the Executive has assumed a position with the parent company or successor, as the case may be, and the Executive’s position, authority, duties and responsibilities with the parent company or successor, as the case may be, are at least commensurate in all material respects with the most significant of those held, exercised and assigned with the Corporation at any time during the 90-day period immediately preceding the Effective Date.”

EGL had entered into retention agreements with certain employees, including Messrs. Crane, Favati, Bento, Talley, Sidler, Weigel and Winters. On April 24, 2007, in connection with Michael D. Slaughter’s promotion to Chief Accounting Officer, the Company entered into a retention agreement with Mr. Slaughter in substantially the same form as that entered into with the other executive officers of the Company.  Also on April 24, 2007, the Company entered into a retention agreement with Dana A. Carabin, General Counsel, Secretary, and Chief Compliance Officer of the Company, which memorialized an oral agreement Ms. Carabin made with the Company at the time of her hiring in 2005.  Ms. Carabin’s agreement is on the same terms as the other executive officers except that it provides for a reduced severance package of (i) two times base salary only, rather than two times base plus average bonus, and (ii) no continuation of benefits, rather than 36 months of benefit continuation.

The table below sets forth the estimated dollar value of all payments and other benefits that EGL would have paid to each of its named executive officers (other than Mr. Leonard) if a qualifying termination had occurred on the last business day of 2006.

Change in Control Payments

Name	Lump Sum Payment of Two Times Salary and Bonus ($)	Thirty-Six Months of Medical, Accident, Disability and Life Coverage[1] ($)	Twelve Months of Outplacement Assistance ($)[6]	Accelerated Vesting of Stock or Options[7]	Total[8]
(a)	(b)	(c)	(d)	(e)	(f)
James R. Crane	$1,587,198.06	$54,912.24 [2]	$32,500.00	$0.00	$1,689,604.30
Vittorio M. Favati	$992,250.00	$46,191.24 [3]	$32,500.00	$0.00	$1,082,001.16
E. Joseph Bento	$1,111,929.87	$65,131.56 [4]	$32,500.00	$0.00	$1,216,687.27

Ronald E. Talley	$960,647.16	$103,622.04 [5]	$32,500.00	$0.00	$1,127,610.76

1 The benefits costs listed in this column are what EGL would expect to incur in the cost of covered premiums.  Because EGL maintains a self-insured health benefits plan, the Company would incur the cost of claims for the executive officers up to the applicable stop loss. Currently, the Company-wide average claim cost per employee per month is $533.00.

2 Includes $7,497.00 for Executive Life Elections (including investments); $46,583.64 for Medical, Dental and Vision; and $831.60 for Basic AD&D.

3 Includes $5,529.96 for Executive Life Elections (including investments); $40,193.28 for Medical, Dental and Vision; and $468.00 for Basic AD&D.

4 Includes $17,962.92 for Executive Life Elections (including investments); $46,583.64 for Medical, Dental and Vision; and $585.00 for Basic AD&D.

5 Includes $56,561.04 for Executive Life Elections (including investments); $46,583.64 for Medical, Dental and Vision; and $477.36 for Basic AD&D.

6 The Management Retention Agreement does not quantify the outplacement assistance benefits; therefore no amount has been included. Outplacement assistance costs could vary from $25,000 to $40,000 per executive for twelve months.

7 While neither the terms of the Management Retention Agreements, nor the terms of the applicable option and/or restricted stock agreements provide for accelerated vesting upon a change in control, the Compensation Committee may, in its discretion, accelerate grants and awards prior to a change in control. Assuming a change in control event had occurred on December 29, 2006, and the Compensation Committee had taken action to accelerate vesting (including vesting for the maximum amount obtainable under any performance options), the following table sets forth the value that the named executive officers (other than Mr. Leonard) would have received:

8 Excludes the amount of any unpaid base salary through the date of termination and any pro-rated portion of target annual bonus payable to the officer upon termination and unpaid vacation through the date of termination.

Pursuant to his offer letter dated March 13, 2006, Mr. Leonard received change in control protection entitling him to a payment of two times base salary upon a change in control of the Company.  The table below sets forth the estimated dollar value of payments that EGL would have paid Mr. Leonard if a change in control had occurred on the last business day of 2006.

Name	Lump Sum Payment of Two Times Salary ($)	Accelerated Vesting of Stock or Options [1]	Total
(a)	(b)	(c)	(d)
Charles H. Leonard	$674,016.00	$0.00	$674,016.00

1 While neither the terms of Mr. Leonard’s offer letter nor the terms of his option agreement provide for accelerated vesting upon a change in control, the Compensation Committee may, in its discretion, accelerate grants and awards prior to a change in control. Assuming a change in control event had occurred on December 29, 2006, and the Compensation Committee had taken action to accelerate vesting, Mr. Leonard would not have received any value as the grant price of his options was greater than the closing price of EGL common stock on December 29, 2006.

2006 Summary Compensation Table

1 Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 in accordance with SFAS No. 123R.  A description of the assumptions made in our valuation of stock and option awards is set forth in Notes 1 and 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). As stated in Note 1 of our Notes to Consolidated Financial Statements, the Company adopted SFAS 123R as of January 1, 2006. The Company establishes fair values for its equity awards to determine its cost (according to Black Scholes for options and close price for restricted stock) and recognizes the related expense over the applicable vesting period.

2 EGL does not have a pension plan.

3 The returns for the EGL Deferred Compensation Plan (DCP) are tied to the separate account funds in the Nationwide and Pacific Life corporate-owned life insurance products.  There are no above-market earnings on compensation that is deferred because the interest rate does not exceed 120% of any of the compounding periods of the federal long-term Applicable Federal Rates (AFR) noted in Rev. Rul. 2006-61 Table 1 of the Applicable Federal Rates for December 2006.

4 Signing bonus per Mr. Leonard’s offer letter.

5 The bonus is in connection with Mr. Kerti’s agreement to continue employment at EGL through May 12, 2006.

6 Mr. Serrano forfeited options to purchase 52,000 shares of common stock in connection with his resignation in February 2006.

7 Ms. Kerti forfeited options to purchase 5,700 shares of common stock in connection with her resignation in May 2006.

8The amount of incentive bonus, if any, to be paid to Mr. Crane in respect of 2006 performance has not yet been determined by the Compensation Committee. The Compensation Committee anticipates making this determination in May 2007, consistent with the Company-wide practice of mid-year performance evaluations, and the amount of any bonus will be disclosed under Item 5.02(f) of Firm 8-K.

9 Ms. Kerti deferred $23,859.50 of non-equity incentive plan compensation for 2006 and earned $1,076.20 on that deferral during 2006.

10 Mr. Favati deferred $46,500.00 of non-equity incentive plan compensation for 2006 and earned $3,417.55 on that deferral during 2006.

11 Mr. Bento deferred $21,705.86 of non-equity incentive plan compensation for 2006, and earned $1,435.87 on that deferral during 2006.

12 Mr. Talley deferred $26,928.00 of non-equity incentive plan compensation for 2006 and earned $1,949.77 on that deferral during 2006.

13 Other compensation for Mr. Crane includes $1,440 paid to Mr. Crane in January of 2007 in consideration for the amendment of certain options which management concluded had been granted on a date other than the date used to determine the grant price, as discussed in more detail below at “Stock Option Review”. Other compensation for Mr. Crane also includes the personal use of the Company aircraft valued at $331,642.39, as required by current U.S. federal income tax regulations 66.84 hours of aircraft usage was included in Mr. Crane’s income for 2006. It also includes Company-paid Executive Life Insurance valued at $2,375.26. The incremental cost to the Company of personal use of the Company aircraft is calculated based on the average variable operating costs to the Company. Variable operating costs include fuel, maintenance, weather-monitoring, on-board catering, landing/ramp fees and other miscellaneous variable costs. The total annual variable costs are divided by the annual number of hours the Company aircraft flew to derive an average variable cost per hour. This average variable cost per hour is then multiplied by the hours flown for personal use to derive the incremental cost to the Company. The methodology excludes fixed costs that do not change based on usage, such as pilots’ and other employees’ salaries, purchase costs of the aircraft and non-trip related hangar expenses. Mr. Crane may, on occasion, use discounted airline tickets for personal use, but these tickets have no incremental cost to EGL and therefore are not included in any benefits values. The total aircraft hours for 2006 was 248.73 at a cost of $1,216,236.88 making the per hour cost of the aircraft’s use $4,889.79. Of the 248.73 hours of use, Mr. Crane personally used 66.84 hours which is valued at $326,833.41. With additional mandatory taxes, Mr. Crane’s compensation for personal use of the Company aircraft totaled $331,642.39.  For fiscal year 2006, contributions made by EGL under our 401(k) profit sharing plan on behalf of Mr. Crane totaled $1,100. The executive must be employed on the last day of the year to be eligible to receive matching contributions. Employees vest in matching contributions over five years.

14 All Other Compensation for Mr. Serrano includes $620.35 in Company-paid Executive Life Insurance.

15  For fiscal year 2006, contributions made by EGL under our 401(k) profit sharing plan on behalf of Mr. Leonard totaled $1,064.20. The executive must be employed on the last day of the year to be eligible to receive matching contributions. Employees vest in matching contributions over five years.  Additionally, All Other Compensation for Mr. Leonard includes $2,142.54 in Company-paid Executive Life Insurance.

16 Ms. Kerti received a lump sum of $325,712.50 in severance and $2,832.46 in Company-paid Executive Life Insurance.

17 Mr. Favati's All Other Compensation includes $6,615 paid to Mr. Favati in January of 2007 in consideration for the amendment of certain options which management concluded had been granted on a date other than the date used to determine the grant price, as discussed in more detail below at “Stock Option Review”. All Other Compensation for Mr. Favati also includes: $1,583.51 in Company-paid Executive Life Insurance, $11,943.91 in Car Allowance, $66,540.92 in Education Allowance, $15,219.05 in Club Fees, $26,238.94 in Home Leave Pay, $181,847.31 in Foreign Tax for Prior Years, $101,655.84 in Housing Allowance, $27,359.11 in Utilities, $6,338.58 in Medicare Gross Up and $9,340.61 in Storage Costs. These figures were paid in Singapore Dollars and have been converted to US Dollars using the exchange rate of 0.65164000. We recognized compensation expense (calculated in accordance with FAS123R) of $5,523.46 associated with Mr. Favati’s participation in the Employee Stock Purchase Program during 2006. Additionally, for fiscal year 2006, contributions made by EGL under our 401(k) profit sharing plan on behalf of Mr. Favati totaled $1,100. The executive must be employed on the last day of the year to be eligible to receive matching contributions. Employees vest in matching contributions over five years.

18 All Other Compensation for Mr. Bento includes $960 paid to Mr. Bento in January of 2007 in consideration for the amendment of certain options which management concluded had been granted on a date other than the date used to determine the grant price, as discussed in more detail below at “Stock Option Review”.  Additionally, for fiscal year 2006, contributions made by EGL under our 401(k) profit sharing plan on behalf of Mr. Bento totaled $1,100. The executive must be employed on the last day of the year to be eligible to receive matching contributions. Employees vest in matching contributions over five years. All Other Compensation for Mr. Bento also includes $1,051.55 in Company-paid Executive Life Insurance and $3,486.05 in club fees.

19All Other Compensation for Mr. Talley includes (i) $720 paid to Mr. Talley in January of 2007 in consideration for the amendment of certain options which management concluded had been granted on a date other than the date used to determine the grant price, and (ii) $26,781.54 as reimbursement of IRC Section 409A tax liability associated with option exercises during 2006, each as discussed in more detail below at “Stock Option Review”.    Additionally, for fiscal year 2006, contributions made by EGL under our 401(k) profit sharing plan on behalf of Mr. Talley totaled $1,100. The executive must be employed on the last day of the year to be eligible to receive matching contributions. Employees vest in matching contributions over five years. All Other Compensation for Mr. Talley also includes $3,030.93 in Company-paid Executive Life Insurance and $4,635.67 in club fees.

During the fiscal year ended December 31, 2006, we were a party to employment agreements with each of the named executive officers except Mr. Leonard. Except for Mr. Crane and Ms. Kerti, the employment agreements do not establish an annual base salary to be paid to the named executive officer. Additionally, Ms. Kerti, who acted as principal financial officer from February 10, 2006, until she resigned from the Company effective May 12, 2006, was the only named executive officer with a specific severance and bonus arrangement outlined in the employment agreement. Ms. Kerti’s severance and bonus arrangement was triggered upon her departure and all amounts paid thereunder are included in, and described in footnotes to, the Summary Compensation Table. Each of the employment agreements provides that it continues in effect until terminated by the Company or the executive pursuant to its terms. Both the Company and the executive have the right to terminate the agreement without cause upon advance written notice specified in the agreement. We have the right to terminate the agreement without cause immediately upon notice to the executive of our decision to so terminate the executive. Each agreement includes a covenant of the executive not to compete with the Company during the term of the agreement and for a period following its termination as specified in the agreement.

Stock Option Review.  In connection with an internal review of the stock options granted and still outstanding under the EGL, Inc. Long Term Incentive Plan, EGL management concluded that certain options were granted on a date other than the date used to determine the grant price of the option. As a result, certain options had a grant price that was less than the fair market value of EGL stock on the revised grant date. Unless these options were amended by December 31, 2006 to make the grant price equal to at least the fair market value of EGL stock on the revised grant date, participants would have been subject to an additional 20% tax under Section 409A of the Internal Revenue Code (IRC) on the net proceeds of exercise of those options. To avoid the imposition of the additional IRC Section 409A tax, EGL proposed to amend each of the applicable options to increase the grant price to the fair market value of EGL stock on the revised grant date. The Company paid each participant who acknowledged and accepted the amendment additional compensation on or about January 31, 2007, in an amount equal to the difference between the original grant price and the fair market value on the revised grant date multiplied by the number of unexercised options. Messrs. Crane, Favati, Bento and Talley each agreed to the amendment of certain options and received in 2007 the following additional compensation as discussed above: Mr. Crane $1,440, Mr. Favati $6,615, Mr. Bento $960 and Mr. Talley $720. None of the compensation related to options granted in 2006.

Any participant that exercised options during 2006, that vested after December 31, 2004, and had a grant price that was less than the fair market value of EGL stock on the revised grant date, would potentially be subject to an additional 20% tax under IRC Section 409A on the net proceeds of exercise. Neither the Company nor the participants were aware of the additional IRC Section 409A liability at the time the options were exercised. Therefore, the Company agreed to pay the participants in this situation additional compensation on or about January 31, 2007, in an amount equal to 153% of the additional IRC Section 409A tax liability, so that after federal income tax at the maximum rate of 35%, participants would receive an amount equal to the additional IRC Section 409A tax liability as estimated by the Company. Mr. Talley received $26,781.54 in 2007 as reimbursement for IRC Section 409A tax liability associated with option exercises during 2006.

Grants of Plan-Based Awards

1 Granted under the 2006 Executive Management Incentive Bonus Plan.

2 The target incentive bonus payout under the 2006 Executive Management Incentive Bonus Plan was 100% of base salary. The for the 2007 Global Corporate Management and Staff Incentive Plan equals 100% of base salary for all named executive officers except Ms. Kerti.

3 The maximum incentive bonus payout under the 2006 Executive Management Incentive Bonus Plan was 100% of base salary. The maximum incentive bonus payout under the 2007 Global Corporate Management and Staff Incentive Plan will be 120% of base salary provided that aggregate bonus payouts under the Company’s incentive plans (other than sales incentive plans) cannot exceed 20% of operating income.

4 Granted under the Company’s Long Term Incentive Plan.

5 Until November 21, 2006, the Company's Long Term Incentive Plan defined fair market value (FMV) as the average of high and low trading price of EGL's common stock on the grant date. Options were granted at that price, rather than closing price, in accordance with the Plan as in effect on the date of grant. Effective November 21, 2007, FMV is defined in the Plan as the closing price of our common stock on the date of grant.

6 The grant date fair value of the 7,500 shares of restricted stock awarded to Mr. Crane was $328,567.50. No options were granted to Mr. Crane in 2006, but due to the option re-pricing described in the narrative of the Summary Compensation Table above, the grant price on 24,000 unexercised options originally granted to Mr. Crane on 12/12/2003 at a grant price of $18.2400 was amended to $18.3000 the fair market value on the revised grant date. The incremental fair value of these options as of the date of amendment was $605.

7 The grant date fair value of the 5,000 shares of restricted stock awarded to Mr. Favati was $219,045. No options were granted to Mr. Favati in 2006, but due to the option re-pricing described in the narrative of the Summary Compensation Table above, (i) the grant price on 3,000 unexercised options originally granted to Mr. Favati on 10/09/2002 at a grant price of $10.7900 was amended to $12.6750 the fair market value on the revised grant date, and (ii) the grant price on 16,000 unexercised options originally granted to Mr. Favati on 12/12/2003 at a grant price of $18.2400 was amended to $18.3000 the fair market value on the revised grant date. The incremental fair value of these options as of the date of amendment was $1,407.

8 The grant date fair value of the 5,000 shares of restricted stock awarded to Mr. Bento was $219,045. No options were granted to Mr. Bento in 2006, but due to the option re-pricing described in the narrative of the Summary Compensation Table above, the grant price on 16,000 unexercised options originally granted to Mr. Bento on 12/12/2003 at a grant price of $18.2400 was amended to $18.3000 the fair market value on the revised grant date. The incremental fair value of these options as of the date of amendment was $403.

9 The grant date fair value of the 5,000 shares of restricted stock awarded to Mr. Talley was $219,045. No options were granted to Mr. Talley in 2006, but due to the option re-pricing described in the narrative of the Summary Compensation Table above, the grant price on 12,000 unexercised options originally granted to Mr. Talley on 12/12/2003 at a grant price of $18.2400 was amended to $18.3000 the fair market value on the revised grant date. The incremental fair value of these options as of the date of amendment was $302.

10  Mr. Crane does not participate in any annual incentive bonus plan.

The 2006 Executive Management Incentive Bonus Plan was an annual plan calculated and paid quarterly pursuant to which executives at were entitled to receive up to 100% of base salary depending on the Company’s operating income performance and the executive’s performance against established individual goals. The amounts paid under this plan are reflected in column (g) of the Summary Compensation Table.

One fifth of the restricted stock awards disclosed in column (i) vested immediately upon award. One fifth vested on December 20, 2006. The remaining shares vest in equal installments on December 20, 2007, 2008 and 2009.

2006 Outstanding Equity Awards at Fiscal Year-End

Name (a)	Option Awards Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexcercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Stock Awards Number of Shares or Units of Stock that have not Vested (#) (g)	Market Value[1] of Shares or Units of Stock that have not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($) (j)
James R. Crane	20,000	-	-	$25.0625	12/15/2007	-	-	-	-
James R. Crane	5,000	-	-	$8.8750	10/1/2008	-	-	-	-
James R. Crane	16,000	4,000 [2]	-	$14.5950	11/13/2009	-	-	-	-
James R. Crane	18,000	12,000 [3]	-	$16.4100	11/4/2010	-	-	-	-
James R. Crane	6,000	-	-	$18.2400	12/12/2010	-	-	-	-
James R. Crane	12,000	12,000 [4]	-	$18.3000	12/12/2010	-	-	-	-
James R. Crane	-	-	30,000 [5]	$37.2900	12/30/2012	-	-	-	-
James R. Crane	-	-	-	-	-	4,500 [6]	$134,010.00	-	$0.00
Elijio V. Serrano	-	-	-	-	-	-	-	-	-
Charles H. Leonard	0	100,000 [7]	-	$44.5550	3/27/2013	-	-	-	-
Janice Kerti	-	-	-	-	-	-	-	-	-
Vittorio M. Favati	4,000	-	-	$23.0000	5/1/2007	-	-	-	-
Vittorio M. Favati	3,000	-	-	$25.0625	12/15/2007	-	-	-	-
Vittorio M. Favati	5,000	-	-	$8.8750	10/1/2008	-	-	-	-
Vittorio M. Favati	2,000	-	-	$10.7900	10/9/2009	-	-	-	-
Vittorio M. Favati	12,000	8,000 [8]	-	$16.4100	11/4/2010	-	-	-	-
Vittorio M. Favati	4,000	-	-	$18.2400	12/12/2010	-	-	-	-
Vittorio M. Favati	2,000	1,000 [9]	-	$12.6750	10/9/2009	-	-	-	-
Vittorio M. Favati	8,000	8,000 [10]	-	$18.3000	12/12/2010	-	-	-	-
Vittorio M. Favati	-	-	25,000 [11]	$37.2900	12/30/2012	-	-	-	-
Vittorio M. Favati	-	-	-	-	-	3,000 [12]	$89,340.00	-	$0.00
E. Joseph Bento	25,000	-	-	$32.6875	2/1/2007	-	-	-	-
E. Joseph Bento	15,000	-	-	$25.0625	12/15/2007	-	-	-	-
E. Joseph Bento	1,000	-	-	$8.8750	10/1/2008	-	-	-	-
E. Joseph Bento	6,000	6,000 [13]	-	$14.5950	11/13/2009	-	-	-	-
E. Joseph Bento	12,000	8,000 [14]	-	$16.4100	11/4/2010	-	-	-	-
E. Joseph Bento	4,000	-	-	$18.2400	12/12/2010	-	-	-	-
E. Joseph Bento	8,000	8,000 [15]	-	$18.3000	12/12/2010	-	-	-	-
E. Joseph Bento	-	-	25,000 [16]	$37.2900	12/30/2012	-	-	-	-
E. Joseph Bento	-	-	-	-	-	3,000 [17]	$89,340.00	-	$0.00
Ronald E. Talley	1,000	-	-	$8.8750	10/1/2008	-	-	-	-
Ronald E. Talley	6,000	6,000 [18]	-	$14.5950	11/13/2009	-	-	-	-
Ronald E. Talley	4,000	8,000 [19]	-	$16.4100	11/4/2010	-	-	-	-
Ronald E. Talley	4,000	8,000 [20]	-	$18.3000	12/12/2010	-	-	-	-
Ronald E. Talley	-	-	25,000 [21]	$37.2900	12/30/2012	-	-	-	-
Ronald E. Talley	-	-	-	-	-	3,000 [22]	$89,340.00	-	$0.00

1 Market value of shares is based on closing price the last trade day of the year on December 29, 2006, at $29.7800.

2 4,000 vest on 11/13/2007

3 6,000 vest on 11/04/2007; 6,000 vest on 11/04/2008

4 6,000 vest on 12/12/2007; 6,000 vest on 12/12/2008

5 10,000 vest on 3/15/2007; 10,000 vest on 12/30/2007; 10,000 vest on 12/30/2008

6 1,500 vest on 12/20/2007; 1,500 vest on 12/20/2008; 1,500 vest on 12/20/2009

7 33,334 vest on 3/27/2007; 33,333 vest on 3/27/2008; 33,333 vest on 3/27/2009

8 4,000 vest on 11/04/2007; 4,000 vest on 11/04/2008

9 1,000 vest on 10/09/2007

10 4,000 vest on 12/12/2007; 4,000 vest on 12/12/2008

11 8,334 vest on 3/15/2007; 8,333 vest on 12/30/2007; 8,333 vest on 12/30/2008

12 1,000 vest on 12/20/2007; 1,000 vest on 12/20/2008; 1,000 vest on 12/20/2009

13 6,000 vest on 11/13/2007

14 4,000 vest on 11/04/2007; 4,000 vest on 11/04/2008

15 4,000 vest on 12/12/2007; 4,000 vest on 12/12/2008

16 8,334 vest on 3/15/2007; 8,333 vest on 12/30/2007; 8,333 vest on 12/30/2008

17 1,000 vest on 12/20/2007; 1,000 vest on 12/20/2008; 1,000 vest on 12/20/2009

18 6,000 vest on 11/13/2007

19 4,000 vest on 11/04/2007; 4,000 vest on 11/04/2008

20 4,000 vest on 12/12/2007; 4,000 vest on 12/12/2008

21 8,334 vest on 3/15/2007; 8,333 vest on 12/30/2007; 8,333 vest on 12/30/2008

22 1,000 vest on 12/20/2007; 1,000 vest on 12/20/2008; 1,000 vest on 12/20/2009

Option Exercises and Stock Vested

Pension Benefits

The Pension Benefits Table has been omitted intentionally. EGL did not have a pension plan in place in 2006 and does not currently have a pension plan in place.

2006 Nonqualified Deferred Compensation

1 Contributions are included in the salary column (column (c)) of the Company's Summary Compensation Table.

2 The Company did not contribute to the Plan in fiscal 2006, nor did the Company contribute to the Plan in any previous year.

3 None of the earnings in this column are reported in the Company's Summary Compensation Table because none of the earnings are above-market.

4 No named executive officer had any withdrawals or distributions in fiscal 2006.

5The Aggregate Balance at FYE is the total cumulative current balance of all compensation the executive has deferred and not yet received plus all earnings thereon, net of any withdrawals received, since inception. The table below reflects deferred amounts included in the Summary Compensation Table for the prior three years:

	Executive Compensation Deferral for 2004	Executive Compensation Deferral for 2005	Executive Compensation Deferral for 2006
James R. Crane	-	$195,399.75	-
Elijio V. Serrano	-	-	-
Charles H. Leonard	-	-	-
Janice Kerti	-	$23,174.43	$420,348.74
Vittorio M. Favati	-	$51,187.50	$166,499.91
E. Joseph Bento	-	$16,713.11	$21,705.86
Ronald E. Talley	-	$23,414.40	$26,928.00

6 While eligible, Messrs. Serrano and Leonard did not elect to participate in the Deferred Compensation Plan for fiscal 2006.

7 The aggregate earnings amount for Ms. Kerti includes earnings under the EGL Deferred Compensation Plan ($53,895.81), as well as the Circle International Deferred Compensation Plan ($40,486.27).

8 The aggregate balance amount for Ms. Kerti includes balances under the EGL Deferred Compensation Plan ($1,194,874.01), as well as the Circle International Deferred Compensation Plan ($580,303.31).

EGL Deferred Compensation Plan

The EGL Deferred Compensation Plan is intended to be a non-qualified, unsecured and unfunded plan maintained for the benefit of the highly compensated, management employees under ERISA and the Internal Revenue Code.  Base salary may be deferred up to a maximum of 90%, bonuses and/or commissions may be deferred up to a maximum of 90% and the minimum annual deferral is $2,000.  Executives are always 100% vested in the Plan and may elect to have their contributions allocated to various investment options all of which are tied to the separate account funds maintained by Nationwide and Pacific Life under their insurance products. The investment results credited to the executive’s account mirror the investment returns achieved by his/her investment choices. The investments, and associated earnings, are maintained only as hypothetical investments. Account balances grow based on hypothetical investments, which are tracked by the Company.

Retirement is defined as age 62, or age 55 if on the termination date age plus years of service is greater than or equal to 62. Generally, benefits are payable beginning in April in the year immediately following the participant’s retirement. Payout options for retired participants include a lump sum or annualized installments over 5, 10 or 15 years. Deferrals and earnings after December 31, 2004 are fully subject to IRC Section 409A. Deferrals occurring prior to December 31, 2004 and future earnings thereon are grandfathered under IRC Section 409A. The payout option is chosen at the time of each deferral election. For grandfathered balances, changes to retirement elections can be made, but must occur at least 12 months prior to termination or retirement to be valid. For balances subject to IRC Section 409A, payout election changes are only allowed with respect to in-service elections and only to the extent allowed under IRC Section 409A. Accelerated distributions are not allowed for balances subject to IRC Section 409A, but are allowed for grandfathered balances with a 10% penalty. If a participant applies in writing for an Unforeseeable Emergency as specified in the Plan, they may be eligible to receive a distribution. There is no penalty for a distribution in this case and distributions would be paid in a lump sum within 30 days of receipt of the necessary approval. In-service withdrawals must be designated at the time of election and the related withdrawal date must be at least two years after the date of deferral. The in-service distribution will be paid in the year elected in a lump sum or over four years.

Generally, upon termination prior to retirement, an executive’s account is distributed in a lump sum in April of the year following the participant’s termination. Participants and their beneficiaries are unsecured general creditors of EGL. The Company contributes deferrals to a trust. The trust provides assurance that assets contributed to the trust will be used to pay benefits under the Plan, unless the Company becomes insolvent. In the event of change in control or other triggering event, the trust will secure all future benefit payments under the Plan, but will not protect benefits from insolvency or bankruptcy of the Company.

The following figures represent approximate annualized rates of return for each named executive officer who participated in the EGL Deferred Compensation Plan in 2006: Mr. Crane 13.85%, Ms. Kerti 5.55%, Mr. Favati 13.07%, Mr. Bento 7.03% and Mr. Talley 10.48%. Amounts deferred are not actually invested in the investment fund elections; therefore, these returns are estimated based on the twelve month return of the elected fund and the portion allocated to each fund.

Circle International Deferred Compensation Plan

The account balance and earnings amounts for Ms. Kerti include amounts deferred and earnings under the Circle International Deferred Compensation Plan.  Ms. Kerti was a participant in this plan when Circle International was acquired by EGL.  This plan is frozen and no deferrals were allowed under the Plan during 2006.  Account balances under the Circle plan were credited with 7.5% earnings in 2006.  Under the Circle International Plan Ms. Kerti received a distribution of $319,587 in January of 2007 in connection with her resignation from EGL.  The remaining account balance of $260,716 will be credited with interest until withdrawn or distributed in accordance with the terms of the Circle International Deferred Compensation Plan.  Under the terms of the plan, one half of her remaining account balance will be paid in January of 2008 and the remaining amount will be paid in January of 2009.  All 2006 deferrals for Ms. Kerti were under the EGL Deferred Compensation Plan as described above.

2006 Director Compensation

Directors who are employees of EGL do not receive compensation for serving on the board or any of its committees.  The following table and narrative disclosure provide information on our compensation for non-employee directors for 2006.

1 Restricted stock awards to directors vest annually.  Represents the dollar amount recognized for financial statement reporting purposes with respect to the year ended December 31, 2006 in accordance with SFAS No. 123R.  A description of the assumptions made in our valuation of stock and option awards is set forth in Notes 1 and 14 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”). As stated in Note 1 of our Notes to Consolidated Financial Statements, the Company adopted SFAS 123R as of January 1, 2006. The Company establishes fair values for its equity awards to determine its cost (according to Black Scholes for options and close price for restricted stock) and recognizes the related expense over the applicable vesting period. 2 No pension or deferred compensation plans are offered to directors.

3 The following represents the breakdown of Mr. Carroll’s fees earned or paid in cash during 2006: $7,000 reflects meeting fees earned in 2005, but paid in 2006; $25,000 reflects the 2006 annual cash retainer; $11,000 reflects meeting fees earned in 2006.

4 The following represents the breakdown of Dr. Flagg’s fees earned or paid in cash during 2006: $21,500 reflects meeting fees earned in 2005, but paid in 2006; $25,000 reflects the 2006 annual cash retainer; $10,000 reflects the 2006 Audit Committee Chair fee; $27,500 reflects meeting fees earned in 2006.

5 The following represents the breakdown of Mr. Hevrdejs’ fees earned or paid in cash during 2006: $12,500 reflects meeting fees earned in 2005, but paid in 2006; $27,500 reflects meeting fees earned in 2006.

6 The following represents the breakdown of Mr. Hobby’s fees earned or paid in cash during 2006: $13,000 reflects meeting fees earned in 2005, but paid in 2006; $12,500 reflects one half of the 2006 annual cash retainer (Mr. Hobby elected 50% of the annual cash retainer in restricted stock); $2,500 reflects one half of the 2006 Compensation Committee Chair fee (Mr. Hobby elected to take 50% of the Compensation Committee Chair fee in restricted stock); $11,500 reflects meeting fees earned in 2006.

7 The following represents the breakdown of Mr. Jhin’s fees earned or paid in cash during 2006: $7,000 reflects meeting fees earned in 2005, but paid in 2006; $6,250 reflects 25% of the 2006 annual cash retainer (Mr. Jhin elected to take 75% of the 2006 annual cash retainer in restricted stock); $8,500 reflects meeting fees earned in 2006.

8 The following represents the breakdown of Mr. Kelley’s fees earned or paid in cash during 2006: $23,500 reflects meeting fees earned in 2005, but paid in 2006; $20,000 reflects meeting fees earned in 2006.

9 Mr. Serrano ceased employment with EGL on February 10, 2006, but continued to serve as a non-employee director until March 15, 2006. $1,500 reflects meeting fees earned in 2006.

10 The following represents the breakdown of Mr. Wolff’s fees earned or paid in cash during 2006: $8,000 reflects meeting fees earned in 2006.

11 Mr. Carroll’s 2006 restricted stock award totals $34,996.20 ($35,000 annual award divided by the closing price on May 17, 2006, rounded to the nearest whole share, less the par value of the shares). As of December 31, 2006, Mr. Carroll had 747 unvested shares of restricted stock outstanding.

12 Dr. Flagg’s 2006 restricted stock award totals $34,996.20 ($35,000 annual award divided by the closing price on May 17, 2006, rounded to the nearest whole share, less the par value of the shares). As of December 31, 2006, Dr. Flagg had 747 unvested shares of restricted stock outstanding.

13 Mr. Hevrdejs’ 2006 restricted stock awards consist of: (i) $34,996.20 ($35,000 annual award divided by the closing price on May 17, 2006, rounded to the nearest whole share, less the par value of the shares), (ii) $28,768.83 representing shares issued at Mr. Hevrdejs’ election to take 100% of his $25,000 annual cash retainer in restricted stock, times 115%, divided by the closing price on May 16, 2006, rounded to the next whole share, less the par value of the shares). As of December 31, 2006, Hevrdejs had 1,344 unvested shares of restricted stock outstanding.

14 Mr. Hobby’s 2006 restricted stock awards consist of: (i) $34,996.20 ($35,000 annual award divided by the closing price on May 17, 2006, rounded to the nearest whole share, less the par value of the shares), (ii) $17,251.66 representing shares issued at Mr. Hobby’s election to take 50% of his annual cash retainer in restricted stock, or $12,500, times 115%, divided by the closing price on May 16, 2006, rounded to the next whole share, less the par value of the shares and 50% of his $5,000 Committee Chair Fee, or $2,500, times 115%, divided by the closing price on May 16, 2006, rounded to the next whole share, less the par value of the shares). As of December 31, 2006, Mr. Hobby had 1,105 unvested shares of restricted stock outstanding.

15 Mr. Jhin’s 2006 restricted stock awards consist of: (i) $34,996.20 ($35,000 annual award divided by the closing price on May 17, 2006, rounded to the nearest whole share, less the par value of the shares), (ii) $21,588.67 representing shares issued at Mr. Jhin’s election to take 75% of his $25,000 annual cash retainer in restricted stock, or $18,750, times 115%, divided by the closing price on May 16, 2006, rounded to the next whole share, less the par value of the shares. As of December 31, 2006, Mr. Jhin had 1,195 unvested shares of restricted stock outstanding.

16 Mr. Kelley’s 2006 restricted stock awards consist of: (i) $34,996.20 ($35,000 annual award divided by the closing price on May 17, 2006, rounded to the nearest whole share, less the par value of the shares), (ii) $40,286.00 representing shares issued at Mr. Kelley’s election to take 100% of his $25,000 annual cash retainer in restricted stock,  times 115%, divided by the closing price on May 16, 2006, rounded to the next whole share, less the par value of the shares, and 100% of his $10,000 Lead Director Fee in restricted stock, times 115%, divided by the closing price on May 16, 2006, rounded to the next whole share, less the par value of the shares). As of December 31, 2006, Mr. Kelley had 1,583 unvested shares of restricted stock outstanding.

17 Mr. Wolff’s 2006 restricted stock awards consist of: (i) $49,993.71 ($50,000 award upon initial appointment to the Board divided by the closing price on August 18, 2006, rounded to the nearest whole share, less the par value of the shares), (ii) $22,701.07 representing shares issued at Mr. Wolff’s election to take 100% of his $19,750.00 pro-rated annual retainer in restricted stock, times 115%, divided by the closing price on August 18, 2006, rounded to the next whole share, less the par value of the shares. As of December 31, 2006, Mr. Wolff had 2,264 unvested shares of restricted stock outstanding.

18 At December 31, 2006, Mr. Carroll had 15,000 options outstanding, all of which are vested and exercisable.

19 At December 31, 2006, Dr. Flagg had 15,000 options outstanding, all of which are vested and exercisable.

20 At December 31, 2006, Mr. Hevrdejs had 17,500 options outstanding, all of which are vested and exercisable.

21 At December 31, 2006, Mr. Hobby had 17,500 options outstanding, all of which are vested and exercisable.

22 At December 31, 2006, Mr. Jhin had 12,500 options outstanding, all of which are vested and exercisable.

23 At December 31, 2006, Mr. Kelley had 5,000 options outstanding, all of which are vested and exercisable.

24 At December 31, 2006, Mr. Wolff did not have any options outstanding.

The following table provides information on compensation for independent directors, as in effect from January 1, 2006 to May 15, 2006, and since May 16, 2006.

INDEPENDENT DIRECTOR COMPENSATION TABLE
	January 1, 2006 to May 15, 2006	Since May 15, 2006
Restricted Stock Award Upon Initial Appointment or Election to Board	N/A	$50,000 [1]
Annual Retainer	$25,000	$25,000 [2]
Annual Restricted Stock Award	$20,000	$35,000 [3]
Board Meeting Fee (per meeting)	$1,500	$1,500
Committee Meeting Fee other than Audit Committee (per meeting)	$1,000	$1,000
Audit Committee Meeting - in person	$2,000	$2,000
Audit Committee Meeting – telephonic	$1,000	$1,000
Audit Committee Chair Fee	$10,000	$10,000
Non-Audit Committee Chair Fee	$5,000	$5,000

Lead Director (in lieu of Committee Chair Fee) Fee	$10,000	$10,000

1 The award is effective upon initial appointment or election to the Board of Directors. All terms and conditions of restricted stock awards are set forth in the applicable restricted stock award agreement and the 2003 Non-Employee Director Stock Plan. The award vests fully on the first anniversary of the award or upon a change in control. For purposes of independent director compensation, restricted stock is valued at the closing price of our common stock on the date of the award.

2 The Annual Retainer is due upon election at the Annual Meeting of the Shareholders and qualification to serve.  Each independent director may elect to take the annual retainer in cash, restricted stock award, or a combination thereof.  Any amount elected in the form of restricted stock will be at a 15% premium of the corresponding cash amount.  For example, if a director elected to take the annual retainer entirely in the form of restricted stock, such director would receive $28,750 in restricted stock rather than $25,000 in cash.  Alternatively, each independent director may have, in lieu of their annual retainer, up to 25 hours per year of personal usage of the Company-owned airplane subject to the plane’s availability.

3 The Annual Stock Award is effective upon election at the Annual Meeting of the Shareholders and qualification to serve.  All terms and conditions of restricted stock awards are set forth in the applicable restricted stock award agreement and the 2003 Non-Employee Director Stock Plan.  Restricted stock awards fully vest on the earlier of the day before the first anniversary of the immediately preceding Annual Meeting of Shareholders and the first anniversary of the award or upon a change in control.  For purposes of outside director compensation, restricted stock is valued at the closing price of our common stock on the date of the Annual Meeting of the Shareholders, which is the date of award. The Annual Stock Award, if awarded, for 2007 will be $50,000, pursuant to a plan approved in 2006 to raise the value of the Annual Stock Award from $20,000 to $50,000 over two years.

In addition to the foregoing, all directors are reimbursed for travel and lodging expenses of attending meetings.  While the following benefit has never been used by any of the independent Board members, on August 5, 2005, our Board of Directors approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, prospective limited personal usage of the Company-owned airplane (in addition to any airplane use in lieu of cash retainer) by the independent directors, without reimbursement.  Personal usage of the aircraft by the directors was subject to availability, with priority given to our business usage, and the cumulative number of hours allowed for all directors was not to exceed 100 hours per year.  Given that the company has sold the airplane, this element of compensation has been removed from EGL’s independent director compensation plan effective February 28, 2007.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information concerning the shares of our common stock beneficially owned, as of April 20, 2007, by each director, our named executive officers, all executive officers and directors as a group and persons or entities known by us to own beneficially in excess of 5% of our common stock.  Except as indicated, each individual or entity has sole voting power and sole investment power over all shares listed.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Stock
Directors and Named Executive Officers (2)
James R. Crane (3)	7,189,563	17.62%
Elijio V. Serrano (4)	- 0 -	*
Charles H. Leonard (5)	- 0 -	*
Janice Kerti (6)	- 0 -	*
Vittorio Favati (7)	80,877	*
E. Joseph Bento (8)	66,469	*
Ronald E. Talley (9)	27,804	*
Bruno Sidler (10)	10,000	*
Greg Weigel (11)	32,754	*
Keith Winters (12)	18,403	*
Michael D. Slaughter (13)	2,634	*
Dana A. Carabin (14)	9,999	*
Frank J. Hevrdejs (15)	53,503	*

Michael K. Jhin (16)	20,264	*
Neil E. Kelley (17)	92,420	*
Paul W. Hobby (18)	26,719	*
Millton Carroll	10,517	*
James C. Flagg (19)	20,693	*
Sherman Wolf	2,764	*
Directors and Named Executive Officers as a Group (19 persons)	7,665,383	18.79%

______________

*

Less than 1%.

(1)

The table includes shares of common stock that can be acquired through the exercise of options, warrants or convertible securities within 60 days of April 20, 2007.  The percent of the class owned by each person has been computed assuming the exercise of all options, warrants and convertible securities deemed to be beneficially owned by that person, and assuming no options, warrants or convertible securities held by any other person have been exercised.

(2)

The business address of each director and named executive officer is c/o EGL, Inc., 15350 Vickery Drive, Houston, Texas 77032.

(3)

Includes 30,000 shares held by the James R. Crane Charitable Foundation, 87,000 shares issuable upon the exercise of stock options, 3,000 shares held in separate 1,500 share joint tenancies with Krystal Crane and Jared Crane (Mr. Crane’s children), respectively, but does not include 236,307 shares attributable to Mr. Crane by Messrs. Crane, Bento, Talley, Weigel, Winters, Favati, and Sidler (the “Management Purchase Group”), as described in a Schedule 13D filed on January 22, 2007 as amended on March 27, 2007.  As described in Item 13, “Proposed Acquisition,” Mr. Crane has entered into a voting agreement whereby he has agreed to vote 7,065,063 shares of EGL common stock in favor of the proposed acquisition and against any competing transaction.

(4)

Mr. Serrano resigned as our Chief Financial Officer on February 10, 2006, and resigned from the Board of Directors on March 17, 2006.

(5)

Mr. Leonard resigned as Chief Financial Officer on March 9, 2007.

(6)

Ms. Kerti acted as principal financial officer from February 10, 2006, until she resigned from the Company effective May 12, 2006.

(7)

Includes 26,543 shares directly owned and 54,334 shares issuable upon the exercise of stock options, but does not include 7,344,993 shares attributable to Mr. Favati by virtue of the Management Purchase Group.

(8)

Includes 18,135 shares directly owned and 48,334 shares issuable upon the exercise of stock options, but does not include 7,359,401 shares attributable to Mr. Bento by virtue of the Management Purchase Group.

(9)

Includes 4,470 shares directly owned and 23,334 shares issuable upon the exercise of stock options, but does not include 7,398,066 shares attributable to Mr. Talley by virtue of the Management Purchase Group.

(10)

Includes 10,000 shares issuable upon the exercise of stock options, but does not include 7,415,870 shares attributable to Mr. Sidler by virtue of the Management Purchase Group.

(11)

Includes 9,154 shares directly owned and 30,267 shares issuable upon the exercise of stock options, but does not include 7,393,116 shares attributable to Mr. Weigel by virtue of the Management Purchase Group.

(12)

Includes 2,336 shares directly owned and 16,067 shares issuable upon the exercise of stock options, but does not include 7,407,467 shares attributable to Mr. Winters by virtue of the Management Purchase Group.

(13)

Includes 6,500 shares issuable upon the exercise of stock options.

(14)

Includes 3,333 shares issuable upon the exercise of stock options.

(15)

Includes 17,500 shares issuable upon the exercise of stock options.

(16)

Includes 12,500 shares issuable upon the exercise of stock options.

(17)

Includes 5,000 shares issuable upon the exercise of stock options.

(18)

Includes 17,500 shares issuable upon the exercise of stock options.

(19)

Includes 15,000 shares issuable upon the exercise of stock options.

For a description of arrangements that could result in a change in control of the Company, see Item 13, “Proposed Acquisition.”

Equity Compensation Plan Information

The following table sets forth information about the Company’s common stock that may be issued under all of our existing equity compensation plans as of December 31, 2006 (shares in thousands):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,301	$30.37	2,802
Equity compensation plans not approved by security holders	-	-	-
Total	2,301	$30.37	2,802

(1)

These plans include the EGL Long-Term Incentive Plan, the EGL Employee Stock Purchase Plan and the EGL Amended and Restated Non Employee Director Stock Plan.  There are outstanding options to acquire 500 shares of Company common stock pursuant to the Circle International Group, Inc. 1999 Stock Option Plan with a weighted-average exercise price of $19.97.  There are outstanding options to acquire 1,000 shares of Company common stock pursuant to the Circle International Group, Inc. 2000 Stock Option Plan with a weighted-average exercise price of $18.07.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Proposed Acquisition

On March 18, 2007, the Company entered into an Agreement and Plan of Merger with Talon Holdings Corp., a Delaware limited liability company (Parent), and Talon Acquisition Co., a Texas corporation and a wholly-owned subsidiary of Parent (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent. Parent is owned by a group formed by James R. Crane and the investment funds affiliated with Centerbridge Partners, L.P. (Centerbridge) and The Woodbridge Company Limited (Woodbridge).  At the effective time of the merger, each outstanding share of common stock of the Company, other than any shares owned by Parent, Merger Sub, the Company or its subsidiaries, any shareholders who are entitled to and who properly exercise dissenters’

rights under Texas law, and Mr. Crane and any other members of management who roll over their Company stock into equity of Parent, will be cancelled and converted into the right to receive $38.00 in cash, without interest.

The Board of Directors of the Company (with Messrs. Crane and Hevrdejs abstaining) approved the Merger Agreement on the unanimous recommendation of a Special Committee comprised entirely of independent directors.

Mr. Crane currently has beneficial ownership of 7,189,563 shares of common stock of the Company, constituting approximately 17.63% of all of the outstanding shares of Company common stock. Mr. Crane has committed to contribute 7,065,063 shares of Company common stock, constituting all of the Company common stock (other than unvested shares of restricted stock) of which he is the sole record and beneficial owner, to Parent immediately prior to the consummation of the merger in exchange for equity interests in Parent. In addition, Mr. Crane has committed to contribute an additional $52,027,606 in cash to Parent immediately prior to the consummation of the merger in exchange for equity interests in Parent.  Mr. Crane, pursuant to a letter agreement dated March 27, 2007, syndicated $51,000,000 of such cash investment to Sterling Group Partners II, L.P. and Sterling Group Partners II (Parallel), L.P. Sterling is a private equity firm of which Company director Frank J. Hevrdejs is co-founder and principal.  Mr. Crane also entered into a voting agreement with Parent and Merger Sub whereby Mr. Crane has agreed to vote his 7,065,063 shares of Company common stock in favor of the Merger Agreement and against any competing transaction. The voting agreement will terminate if the Merger Agreement is terminated.

In a filing with the SEC, the following members of Company management were identified as part of Mr. Crane’s group (within the meaning of Rule 13d-5(b) under the Exchange Act):  James R. Crane, E. Joseph Bento, Ronald E. Talley, Gregory Weigel, Keith Winters, Vittorio Favati and Bruno Sidler.  On April 24, 2007, these individuals, and Mr. Sam Slater (another member of Company management), entered into a limited liability company agreement of Talon Management Holdings LLC (Management Holdings). The LLC Agreement contemplates that immediately prior to the closing of the merger, Mr. Crane will contribute all of the cash and shares he has committed to contribute to Parent to Management Holdings, which will in turn contribute such cash and shares to Parent.  The other members of Company management party to the LLC Agreement will contribute half of their proceeds received in respect of their common stock, restricted stock or options of the Company in the merger to Management Holdings, which will in turn contribute such amounts to Parent. In consideration of these contributions, the members of Management Holdings will receive equity interests in Management Holdings.  Mr. Crane will be the managing member of Management Holdings.

Mr. Crane, Centerbridge and Woodbridge are the current owners of Parent. Following the consummation of the merger, Parent will be the owner of all of the outstanding equity interests of the Company, and Parent will be owned by Management Holdings, Centerbridge, Woodbridge and Sterling. Management Holdings will own approximately 43% of the equity interests of Parent following the merger. Sterling has agreed to grant Mr. Crane a proxy to vote its equity interests in Parent. These interests, together with the interests owned by Management Holdings, will give Management Holdings control over the vote of approximately 51% of the equity interests in Parent following the merger.

The Company made customary representations, warranties and covenants in the Merger Agreement, all of which expire at the effective time of the merger. The Company may not solicit competing proposals or, subject to exceptions that permit the Company's Board of Directors (or the Special Committee) to take actions consistent with their fiduciary duties, participate in any discussions or negotiations regarding alternative proposals.  Consummation of the merger is not subject to a financing condition, but is subject to various other conditions, including approval of the merger by the Company's shareholders, expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, foreign competition approvals and other customary closing conditions.

The Merger Agreement may be terminated under certain circumstances, including if the Company's Board of Directors (or the Special Committee) has determined in good faith that it has received a superior proposal and otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, the Company will be required to pay Parent a termination fee of $30 million. In addition, upon termination of the Merger Agreement under specified circumstances, the Company will be obligated to pay the reasonable out-of-pocket documented expenses of Parent and Merger Sub, up to $15 million, which would be credited against the $30 million termination fee if it becomes payable.  Under specified circumstances, Parent will be required to pay the Company a termination fee of $30 million.  Mr. Crane, Centerbridge and

Woodbridge have severally agreed to guarantee their proportionate liability of any such amounts payable by Parent to the Company.

In the event that the Company pays Parent the termination fee described above, Mr. Crane would be entitled to the reimbursement of his expenses incurred in connection with the merger and to 51% of the termination fee. Mr. Crane has delivered letters to Joseph Bento, Gregory Weigel, Keith Winters, Vittorio Favati, Bruno Sidler, Ronald Talley and Sam Slater, each a member of the Company’s senior management team, providing that, in exchange for the agreement of such individuals to invest 50% of their merger proceeds in Parent and their agreement to remain employed with the Company through the date of payment of any termination fee, Mr. Crane will form a partnership or limited liability company with such individuals, whereby they will be collectively entitled to receive substantially all of any termination fee that Mr. Crane would otherwise be entitled to receive. Mr. Crane satisfied this obligation by the formation of Management Holdings, as described above.  The rights of such individuals to such payments apply regardless of whether such individuals have the opportunity to (and regardless of whether they elect to) continue employment with any successful bidder for the Company.

In connection with the merger (1) each Company stock option will vest in full and be cancelled and converted into the right to receive a cash payment equal to the number of shares of Company common stock underlying such option multiplied by the amount (if any) by which the $38.00 per share merger consideration exceeds the exercise price, without interest and less any applicable withholding tax and (2) all shares of Company restricted stock will vest in full and be cancelled and converted into the right to receive a cash payment equal to the number of outstanding shares of restricted stock multiplied by the $38.00 per share merger consideration, without interest and less any applicable withholding tax.

The Special Committee engaged Deutsche Bank Securities, Inc. (Deutsche Bank) to serve as financial advisor to the Special Committee.  On March 18, 2007, Deutsche Bank delivered an opinion to the Special Committee and the Board of Directors that, as of the date of the opinion, the merger consideration was fair, from a financial point of view, to the shareholders of the Company (other than Mr. Crane and any other members of management who roll over their Company stock into equity of Parent).

In connection with the approval of the Merger Agreement, on March 18, 2007 the Company entered into an amendment to its Rights Agreement.  The amendment was effected to exclude the merger, the Merger Agreement and the other transactions contemplated thereby from the provisions of the Rights Agreement.

On March 20, 2007, the Company announced that that the Special Committee had received a written proposal dated March 19, 2007 from Apollo Management L.P. (Apollo) expressing its interest in the acquisition of the Company for $40.00 per share, subject to certain conditions, including expedited confirmatory due diligence.  The Special Committee determined that, under the Merger Agreement, Apollo’s proposal was an alternative proposal.  Accordingly, the Special Committee informed the Crane group of the existence of the proposal, and made arrangements so that Apollo may conduct its due diligence investigation with respect to its proposal.  On March 27, 2007, in a lawsuit filed by Apollo against the Company which subsequently alleged breach of fiduciary duty and tortuous interference, Apollo increased its proposed purchase price to $41.00 per share, subject to certain conditions and assuming no termination fee is payable to Parent.

Aircraft usage payments

On July 18, 2005, the Compensation Committee of the Board of Directors of EGL approved, in lieu of incremental cash compensation, an arrangement to provide James R. Crane, our Chairman of the Board and Chief Executive Officer, or his designees, with up to an aggregate of 150 hours per year of personal use of our Company-owned aircraft without reimbursement by Mr. Crane.  Mr. Crane actually used 158.7 hours in 2005.  On March 15, 2006, the Compensation Committee of the Board of Directors approved the 8.7 hours of overage and reduced the amount allowed for personal usage in 2006 by 8.7 hours to 141.3 hours.  In 2006, Mr. Crane’s personal usage amounted to 62.6 hours.

We included usage of 62.6 hours in Mr. Crane’s taxable income for 2006, as required by current U.S. federal income tax regulations.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.

On August 5, 2005, the Board of Directors of EGL approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, an arrangement to provide the independent members of the Board of Directors with limited personal usage of our aircraft, without reimbursement by the directors.  Personal usage of the aircraft by the directors is subject to availability, with priority given to our usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  In 2006 the directors did not utilize the company plane for personal use.

In the second quarter of 2006, we made a decision to sell the Company-owned aircraft as it was not utilized to the extent anticipated when purchased.  As of June 30, 2006, we had designated the aircraft as an asset held for sale.  We reclassified $11.4 million, which represented the net realizable value of the aircraft as of June 30, 2006, from property, plant and equipment to assets held for sale.  We recognized an impairment loss on the asset of $369,000, which is the difference of the carrying value of the asset and the net realizable value of the asset at June 30, 2006.  In December 2006, we sold the aircraft to an unrelated third party for an aggregate cash purchase price of $11.5 million.  We recognized a loss of $55,000, which is included in other income on our condensed consolidated statement of income for fiscal year 2006.

On November 13, 2006, we entered into a Non-Exclusive Aircraft Lease Agreement with JRC Citation, LLC for the lease of one 2006 Cessna Citation X aircraft.  JRC Citation, LLC is controlled by James R. Crane.  We plan to use the aircraft for business travel by our employees and directors.  The lease has a one-year term and each party has the right to terminate the lease without cause upon thirty days written notice.  The lease is non-exclusive, and JRC Citation, LLC may also lease the aircraft to other parties during the term of the lease.  Our use of the aircraft is on an “as needed” basis and we are not committed to any minimum usage of the aircraft.  We will pay rent on the aircraft based on each flight hour of use of the aircraft at the rate of $2,200 per flight hour.  We are also obligated to obtain or supply all services and supplies necessary to the operation, maintenance and storage of the aircraft, including paying for fuel, maintenance costs and storage fees and obtaining the services of pilots for operation of the aircraft when used by us.  JRC Citation, LLC is obligated to maintain bodily injury and property damage liability insurance on the aircraft.  We have agreed to defend and indemnify JRC Citation, LLC and its shareholders, members, directors, officers, managers and employees against any claims, damages or liabilities arising from our operation, maintenance, storage or other use of the aircraft.

Shared employees

Certain of our current and former employees performed services for companies owned by Mr. Crane.  We were reimbursed for these services based upon an allocation percentage of total salaries agreed to by us and Mr. Crane.  We received reimbursements totaling $80,000 for 2006.

Relatives of the Company’s Executive Officers and Directors

Robert Kelley is the brother of Neil Kelley, a member of our Board of Directors.  Robert Kelley is a logistics manager for our company and received total compensation of $89,000 in 2006.  Patrick Bento is the brother of E. Joseph Bento, President of North America and Chief Marketing Officer.  Patrick Bento is a global account director for our company and received a total compensation of $374,000 in 2006.  Dan Getty is the brother-in-law of E. Joseph Bento.  Dan Getty is the managing director of one of our stations and received total compensation of $151,000 in 2006.

Related Party Transaction Policies and Procedures

Under Nasdaq rules, the Audit Committee or another committee of the board comprised solely of independent directors is required to review related party transactions for potential conflicts of interest and all such transactions must be approved by that committee.  For this purpose, related party transactions are transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K.  To identify related party transactions, among other measures, we submit and require our executive officers and directors to complete questionnaires identifying transactions with us in which the executive officer or director or their family members may have an interest.  Our Audit Committee Charter provides for the Audit Committee to the extent necessary or appropriate, to evaluate and approve insider and affiliated party transactions and conflicts of interest, and review disclosure of such transactions and/or conflicts.  In addition, our Corporate Governance Guidelines which are applicable to our executive officers and directors provide that all decisions involving the business or affairs of EGL should be made solely in the best interests of EGL, as a whole, and not based on personal relationships or benefits. Similarly, our Corporate Governance Guidelines provide that (1) if an actual or potential conflict of interest arises for a director, the director is to promptly inform the Chairperson of the Board of the Governance/Nominating Committee, (2) if a significant conflict exists and cannot be resolved, the director is to resign, (3) all directors will recuse themselves from any discussion or decision affecting their personal, business or professional interests and (4) the board is to resolve any conflict of interest question involving the CEO or any other executive officer.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Our consolidated financial statements for the year ended December 31, 2006 have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. The Audit Committee is scheduled to select, later this year, the independent registered public accounting firm to perform our audit for the year ending December 31, 2007; accordingly, no independent registered public accounting firm has yet been selected for the year ending December 31, 2007, although PricewaterhouseCoopers LLP has been engaged to provide review services in connection with the quarter ended March 31, 2007.

Fees of PricewaterhouseCoopers LLP

Services Rendered	2005	2006
Audit Fees (includes fees billed related to audits and reviews of financial statements that the Company is required to file with the SEC, statutory audits of the financial statements for certain of the Company’s subsidiaries as required under local regulations and other services provided as the Company’s principal auditor)	$5,292,908	$5,293,648
Audit-Related Fees (includes fees billed primarily to employee benefit plan audits and consultations concerning financial accounting and reporting standards for the Company)	$44,000	$21,000
Tax Fees (includes fees billed primarily related to tax compliance, tax advice, and tax planning)	$571,674	$1,231,130
All Other Fees (includes fees billed related to software licensing agreements)	$3,900	$3,900
Total	$5,912,482	$6,549,678

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm.  These services include audit services, audit-related services, tax services and all other services.  The Audit Committee has adopted a policy for the pre-approval of such services to be provided by the independent registered public accounting firm.  Pre-approval for non-audit services may be waived when: (a) all such services do not aggregate to more than five percent (5%) of the total amount paid by the Company to its independent registered public accounting firm in the fiscal year in which such services are provides; (b) the services were not recognized as non-audit services at the time of the engagement; and (c) the services are promptly brought to the attention of the Audit Committee and approved by the Audit Committee prior to completion of the audit.  All of the fees paid by the Company to PricewaterhouseCoopers LLP in 2006 were for services pre-approved by the Audit Committee.

Pre-approval fee levels for all services to be provided by the independent registered public accounting firm will be established by the Audit Committee.  For each proposed service, the independent registered public accounting firm will provide detailed back-up documentation at the time of approval to permit the Audit Committee to make a determination whether the provision of such services would impair the independent registered public accounting firm’s independence.  Requests for services that require specific approval by the Audit Committee will be submitted to the Audit Committee by both the independent registered public accounting firm and the chief financial officer, and must include a joint statement as to whether, in their view, the request is consistent with auditor independence standards as promulgated by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

By:

/s/ James R. Crane

James R. Crane

Chairman and

Chief Executive Officer

Date:  April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ James R. Crane	Chairman and Chief Executive Officer	April 26, 2007
James R. Crane	(Principal Executive Officer)
/s/ Michael D. Slaughter	Chief Accounting Officer	April 27, 2007
Michael D. Slaughter	(Principal Financial and Accounting Officer)
/s/ Michael Jhin	Director	April 27, 2007
Michael Jhin
/s/ Frank J. Hevrdejs	Director	April 30, 2007
Frank J. Hevrdejs
/s/ Neil E. Kelley	Director	April 30, 2007
Neil E. Kelley
/s/ Paul W. Hobby	Director	April 30, 2007
Paul W. Hobby
/s/ James C. Flagg	Director	April 30, 2007
James C. Flagg
/s/ Milton Carroll	Director	April 30, 2007
Milton Carroll
/s/ Sherman Wolff	Director	April 27, 2007
Sherman Wolff

EXHIBIT INDEX

Number	Description
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

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a–14(a)

I, James R. Crane, certify that:

1.

I have reviewed this Amendment No. 2 to annual report on Form 10-K/A of EGL, Inc. (the “registrant”);

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

April 26, 2007

/s/ James R. Crane

James R. Crane

Chairman and Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO RULE 13a–14(a)

I, Michael D. Slaughter, certify that:

1.

I have reviewed this Amendment No. 2 to annual report on Form 10-K/A of EGL, Inc. (the “registrant”);

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

Date:

April 27, 2007

/s/ Michael D. Slaughter

Michael D. Slaughter

Principal Financial and Accounting Officer