Form 10-Q
period 2007-03-31
EGL INC
filed 2007-05-10
CIK 1001718

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007
or
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
YES NO X
At May 1, 2007 the number of shares outstanding of the registrant’s common stock was 40,812,161 (net of 5,708,606 treasury shares).

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

EGL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except par values)
	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 122,261	$ 131,915
Restricted cash	8,382	9,464
Trade receivables, net of allowance of $13,298 and $13,349	586,762	623,558
Other receivables	29,129	30,676
Income tax receivable	-	3,341
Deferred income taxes	8,467	7,227
Other current assets	36,558	29,369
Total current assets	791,559	835,550
Property and equipment, net	187,550	188,498
Goodwill	112,771	112,498
Deferred income taxes	1,763	2,200
Other assets, net	40,342	41,692
Total assets	$ 1,133,985	$ 1,180,438
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade payables and accrued transportation costs	$ 330,580	$ 373,970
Accrued salaries and related costs	57,147	43,877
Current portion of long-term debt	17,113	12,739
Income taxes payable	14,392	7,936
Accrued selling, general and administrative expenses and other liabilities	104,088	109,528
Total current liabilities	523,320	548,050
Deferred income taxes	23,952	23,873
Long-term debt	118,892	157,157
Other noncurrent liabilities	28,366	31,544
Total liabilities	694,530	760,624
Minority interests	1,527	1,761
Commitments and contingencies (Notes 4, 8 and 9)
Shareholders’ equity:
Common stock, $0.001 par value, 200,000 shares authorized; 46,511 and 46,441 shares issued; 40,802 and 40,722 shares outstanding	47	46
Additional paid-in capital	86,147	83,439
Retained earnings	469,353	454,366
Accumulated other comprehensive loss	(10,887)	(12,879)
Treasury stock, 5,709 and 5,719 shares held	(106,732)	(106,919)
Total shareholders’ equity	437,928	418,053
Total liabilities and shareholders’ equity	$ 1,133,985	$ 1,180,438

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(in thousands, except per share amounts)
	Three Months Ended
	March 31,
	2007	2006
Revenues	$ 798,760	$ 752,363
Cost of transportation	528,668	515,162
Net revenues	270,092	237,201
Operating expenses:
Personnel costs	151,556	134,596
Facility costs	30,831	23,091
Depreciation and amortization	8,388	8,911
Selling and promotion	5,482	3,854
Merger costs	3,504	-
General and administrative	44,160	44,868
Total operating expenses	243,921	215,320

Operating income	26,171	21,881

Interest expense	(2,035)	(2,794)
Interest income	784	518
Other income (expense)	2,518	(1,206)
Total non-operating income (expense)	1,267	(3,482)

Income before provision for income taxes	27,438	18,399
Provision for income taxes	10,132	7,295
Net income	$ 17,306	$ 11,104

Basic earnings per share	$ 0.42	$ 0.28
Basic weighted-average common shares outstanding	40,751	40,096
Diluted earnings per share	$ 0.42	$ 0.27
Diluted weighted-average common shares outstanding	41,000	40,649

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$ 17,306	$ 11,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,388	8,911
Bad debt expense	746	716
Stock-based compensation expense	1,049	2,633
Deferred income tax benefit	(651)	(628)
Gain on sale of unconsolidated affiliates	(1,890)	-
Equity in losses of unconsolidated affiliates	-	133
Minority interests	(237)	431
Other	230	(231)
Changes in assets and liabilities, excluding business combinations:
Decrease in trade receivables	38,927	59,460
(Increase) decrease in other receivables	1,496	(881)
Increase in other assets and liabilities	(8,369)	(2,898)
Decrease in payables and other accrued liabilities	(20,231)	(13,875)
Net cash provided by operating activities	36,764	64,875
Cash flows from investing activities:
Capital expenditures	(5,774)	(7,469)
(Increase) decrease in restricted cash	1,097	(618)
Proceeds from sales of property and equipment	172	203
Proceeds from property insurance	-	517
Acquisition of business, net of cash acquired	-	(1,444)
Collection of notes receivable	1,007	266
Cash received from sale of unconsolidated affiliates	2,895	1,254
Other	1	5
Net cash used in investing activities	(602)	(7,286)
Cash flows from financing activities:
Proceeds from issuance of debt	78,005	88,025
Repayment of debt	(116,915)	(134,055)
Repayment of short-term debt with maturities of less than three months, net	(8,070)	(1,844)
Payment of financing fees	-	(68)
Repayment of financed insurance premiums and software maintenance	(830)	(1,306)
Payments on capital lease obligations	(338)	(662)
Proceeds from exercise of stock options	1,421	9,336
Excess tax benefit of employee stock plans	419	2,889
Other	-	(128)
Net cash used in financing activities	(46,308)	(37,813)
Effect of exchange rate changes on cash and cash equivalents	492	580
Increase (decrease) in cash and cash equivalents	(9,654)	20,356
Cash and cash equivalents, beginning of the period	131,915	111,507
Cash and cash equivalents, end of the period	$ 122,261	$ 131,863

See notes to unaudited condensed consolidated financial statements.

EGL, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Common stock		Additional paid-in capital	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total

	Shares	Amount			Shares	Amount
Balance at December 31, 2006	46,441	$ 46	$ 83,439	$ 454,366	(5,719)	$ (106,919)	$ (12,879)	$ 418,053
Net income	-	-	-	17,306	-	-	-	17,306
Change in value of marketable securities, net	-	-	-	-	-	-	4	4
Change in fair value of cash flow hedge, net of tax	-	-	-	-	-	-	(43)	(43)
Foreign currency translation adjustments	-	-	-	-	-	-	2,031	2,031
Cumulative impact of change in accounting for uncertainties in income taxes (FIN 48 – see Note 1)	-	-	-	(2,319)	-	-	-	(2,319)
Exercise of stock options and issuance of restricted stock awards, including tax benefit	70	1	1,659	-	10	187	-	1,847
Stock-based compensation expense	-	-	1,049	-	-	-	-	1,049
Balance at March 31, 2007	46,511	$ 47	$ 86,147	$ 469,353	(5,709)	$ (106,732)	$ (10,887)	$ 437,928

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared by EGL, Inc. (EGL or the Company) in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC) for interim financial statements and, accordingly, do not include all information and footnotes required under generally accepted accounting principles for complete financial statements.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The financial statements have been prepared in conformity with the accounting principles and practices disclosed in, and should be read in conjunction with, the annual audited financial statements of the Company included in the Company’s Annual Report on Form 10-K (File No. 0-27288).  In the opinion of management, these interim financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of the Company’s financial position at March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007.  Results of operations and cash flows for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for EGL’s full fiscal year.

Note 1 - Organization, operations and summary of significant accounting policies

EGL is a leading global transportation, supply chain management and information services company dedicated to providing flexible logistics solutions on a price competitive basis.  The Company’s services include air and ocean freight forwarding, customs brokerage, local pick up and delivery service, materials management, warehousing, trade facilitation and procurement and integrated logistics and supply chain management services.  The Company provides services through offices around the world as well as through its worldwide network of exclusive and nonexclusive agents.  The principal markets for all lines of business are North America, Europe and Asia with significant operations in the Middle East, South America and South Pacific (see Note 12).

Basis of presentation and principles of consolidation

The accompanying condensed consolidated financial statements include EGL and all of its wholly-owned subsidiaries and investees that the Company controls, through majority ownership or other variable interests.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in 50% or less owned affiliates, over which the Company has significant influence, are accounted for by the equity method.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the amounts reported in the financial statements and accompanying notes.  Management considers many factors in selecting appropriate operational and financial accounting policies and controls, and in developing the assumptions that are used in the preparation of these financial statements.  Management must apply significant judgment in this process.  Among the factors, but not fully inclusive of all factors that may be considered by management in these processes, are:  the range of accounting policies permitted by accounting principles generally accepted in the United States of America; management’s understanding of the Company’s business – both historical results and expected future results; expectations of the future performance of the economy, both domestically and globally, within various sectors that serve the Company’s principal customers and suppliers of goods and services; expected rates of change, sensitivity and volatility associated with the assumptions used in developing estimates; and whether historical trends are expected to be representative of future trends.  The estimation process often times may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that lies within that range of reasonable estimates based upon the quantity, quality and risks associated with the variability that might be expected from the future outcome and the factors considered in developing the estimate.  This estimation process may result in the selection of estimates that could be viewed as conservative or aggressive by others.  Management attempts to use its business and financial accounting judgment in selecting the most appropriate estimate, however, actual amounts could and will differ from those estimates.

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

Stock-based compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised) “Share-Based Payment” (SFAS 123R).  The Company adopted SFAS 123R as of January 1, 2006.  The Company establishes fair values for its equity awards to determine its cost and recognizes the related expense over the appropriate vesting period.  The Company recognizes expense for stock options, restricted stock and shares issued under the Company’s employee stock purchase plan.  Before the adoption of SFAS 123R, the Company applied Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations.

New accounting pronouncements

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) as of January 1, 2007.  The Interpretation clarifies the accounting for uncertainty in income taxes by prescribing a minimum recognition threshold a tax position is required to meet before it is recognized in the financial statements.  Upon implementation the Company recorded an increase to its liability for unrecognized tax benefits and a corresponding reduction to retained earnings of $2.3 million, including penalties and interest.  The Company has not recognized any material changes in the amounts of previously recorded unrecognized tax benefits in the first quarter 2007.  Including the Cumulative Effects decrease in retained earnings at the beginning of 2007, the Company had $8.2 million of total unrecognized tax benefits.  Of this total, the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate is $7.5 million.  The Company reports penalties and interest related to unrecognized tax benefits as a component of operating income.  In prior years the amounts were reported as a component of income tax expense.

The total amount of interest and penalties associated with unrecognized tax benefits as of adoption is $2.5 million.  The Company is currently under U.S. federal income tax audit for tax years 2000 and 2001.  The case is with the Appeals division of the IRS and is expected to go to Joint Committee for review and closure during 2007.  No other tax years are currently under federal income tax audit.  The Company is also subject to income tax audits in the state and foreign jurisdictions in which it conducts business.  Generally, tax years 2002 through 2006 remain open for potential audit if not already in progress.  The Company estimates the change in unrecognized tax benefits to be approximately $3.1 million with respect to audits in progress and tax years for which the statute of limitations may expire within the next twelve months.

On September 15, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (SFAS 157).  SFAS 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is required to adopt the provision of SFAS 157, as applicable, as of January 1, 2008.  The Company is currently evaluating this standard but has not yet determined the impact, if any, this adoption will have on its financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS 159).  SFAS 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”).  The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period.  This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  The Company is evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.

Note 2 - Earnings per share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the three months ended March 31, 2007 and 2006.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Stock options and restricted stock awards are the only potentially dilutive share equivalents the Company had outstanding for both periods presented.

The table below indicates the potential common shares issuable which were included for purposes of computing diluted earnings per common share:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$ 17,306	$ 11,104

Weighted-average common shares outstanding - used in basic earnings per common share	40,751	40,096
Net dilutive potential common shares issuable under stock-based awards	249	553
Weighted-average common shares and dilutive potential common shares used in diluted earnings per common share	41,000	40,649

Potential common shares issuable which were excluded from diluted potential common shares as their effect would be anti-dilutive were 903,000 and 773,000 for the three months ended March 31, 2007 and 2006, respectively.  The shares are anti-dilutive because the assumed proceeds under the treasury stock method are greater than the average market price of the underlying shares.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3 - Comprehensive income

Components of comprehensive income are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net income	$ 17,306	$ 11,104
Foreign currency translation adjustments	2,031	3,563
Marketable securities, net	4	7
Minimum pension liability adjustment, net of tax	-	596
Fair value of cash flow hedge, net of tax	(43)	376
Comprehensive income	$ 19,298	$ 15,646

Note 4 – Future lease obligations

The Company maintains facility accruals for its remaining lease obligations under noncancelable operating leases at domestic and international locations that the Company has vacated and consolidated due to excess capacity resulting from the Company having multiple facilities in certain locations.  All lease costs for facilities being consolidated were charged to operations until the date that the Company vacated each facility.  These facility accruals are included in other current and non-current liabilities on the condensed consolidated balance sheet.  The changes in these accruals during the three months ended March 31, 2007 are as follows:

Future lease obligations, net of subleasing income
(in thousands)
Accrued liability at December 31, 2006	$ 5,980
Revisions to estimates	(623)
Payments	(269)
Accrued liability at March 31, 2007	$ 5,088

Amounts recorded for future lease obligations are net of approximately $14.0 million in anticipated future recoveries from actual sublease agreements and $8.0 million from expected sublease agreements as of March 31, 2007.  Sublease income has been anticipated only in locations where sublease agreements have been executed as of March 31, 2007 or are deemed probable of execution and collection.  The Company’s lease agreements for these facilities expire from 2007 to 2025 and sublease agreements expire from 2007 to 2012.  There is a risk that subleasing transactions will not occur within the same timing or pricing assumptions made by the Company, or at all, which could result in future revisions to these estimates.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5 – Accrued selling, general and administrative expenses and other liabilities

Accrued selling, general and administrative expenses and other liabilities consist of the following amounts:

	March 31,	December 31,
	2007	2006
	(in thousands)
General and administrative expense accruals	$ 29,052	$ 36,555
Other current liabilities	25,300	22,240
Insurance payable	22,874	22,277
Accrued professional fees and legal matters	15,121	16,699
Other accrued taxes	4,936	7,957
Accrued merger costs	3,499	-
Accrued interest	1,671	2,047
Vacant facilities accruals	1,635	1,753
Total	$ 104,088	$ 109,528

Note 6 – Debt

Debt consists of the following amounts:

	March 31, 2007	December 31, 2006
	(in thousands)
Senior floating rate secured notes	$ 100,000	$ 100,000
Borrowings on revolving line of credit	-	37,000
Financed vehicles	21,436	22,438
Borrowings on international credit facilities	9,533	4,032
Mortgage payable	2,958	3,213
Financed software licenses and maintenance	1,338	1,759
Notes payable to sellers	200	200
Financed insurance premiums	-	409
Other debt	540	845
Total debt	136,005	169,896

Current portion of debt	17,113	12,739
Long-term debt	$ 118,892	$ 157,157

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

Under the Amended and Restated Credit Agreement, the Company is subject to various covenants, including, among others, the following:

-

a requirement that the Company maintain, on a rolling four-quarter basis, a ratio of Consolidated Net Funded Indebtedness to Consolidated EBITDA (each as defined in the Amended and Restated Credit Agreement) of not greater than 3.0 to 1.0;

-

a requirement that, on a rolling four-quarter basis, the Company have a ratio of Consolidated EBIT to Consolidated Interest Charges (each as defined in the Amended and Restated Credit Agreement) of at least 3.0 to 1.0;

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

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  At March 31, 2007, the Company had no outstanding borrowings, $14.9 million in letters of credit outstanding and unused borrowing capacity of $285.1 million under the Amended and Restated Credit Agreement.

Note Purchase Agreement

On October 12, 2005, the Company entered into a note purchase agreement (the Note Purchase Agreement) providing for the issuance and sale of $100 million aggregate principal amount of floating rate, senior secured notes due October 12, 2012 (the Notes) to the purchasers named therein.  Banc of America Securities LLC acted as placement

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

International credit facilities and other debt

As of March 31, 2007, the Company had $52.5 million capacity on international credit facilities and $9.5 million outstanding against those facilities.  Borrowings under international bank lines of credit are generally renewed upon expiration.  The notes payable to seller is composed of a note payable to the former owners of the Company’s operations in Thailand, which is payable in annual installments of $200,000 through 2008.  As of March 31, 2007, the Company has $1.3 million outstanding under financed insurance premiums payable in monthly installments of approximately $223,000 from April 2007 through October 2007.  Loans for financed vehicles are payable in monthly payments totaling approximately $379,000 through January 2012 and have implied interest rates averaging 7.3%.

Note 7 – Interest rate swap

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

The fair value of the Company’s interest rate swap agreement recorded as a derivative asset and included in other assets, net on the Company’s consolidated balance sheet totaled approximately $90,000 and $188,000 as of March 31, 2007 and December 31, 2006, respectively.  The change in the mark-to-market valuation is a component of other comprehensive income (see Note 3).  The interest rate swap expires in January 2009.

Note 8 – Guarantees

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

The Company secures guarantees primarily by three methods:  a $75 million standby letter of credit subfacility (Note 6), surety bonds and security time deposits.  Security time deposits are restricted as to withdrawal for a specified timeframe and are classified on the Company’s balance sheet as restricted cash.

The Company issues IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA-related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of March 31, 2007, total IATA-related guarantees, customs bonds and other working capital credit line guarantees were approximately $103.5 million.  Approximately $64.8 million of guarantees, customs bonds and borrowings against credit line facilities were outstanding, including guarantees of the Company’s trade payables and accrued transportation costs and borrowings against its

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

international credit facilities of $9.5 million which were recorded as liabilities on the Company’s consolidated balance sheet.

Note 9 – Contingencies

Proposed acquisition

On March 18, 2007, the Company entered into an Agreement and Plan of Merger with Talon Holdings Corp., a Delaware limited liability company (Parent), and Talon Acquisition Co., a Texas corporation and a wholly-owned subsidiary of Parent (Merger Sub). Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent.  Parent is owned by a group formed by James R. Crane and the investment funds affiliated with Centerbridge Partners, L.P. (Centerbridge) and The Woodbridge Company Limited (Woodbridge, and collectively with Crane and Centerbridge, the Crane group).  At the effective time of the merger, each outstanding share of common stock of the Company, other than any shares owned by Parent, Merger Sub, the Company or its subsidiaries, any shareholders who are entitled to and who properly exercise dissenters’ rights under Texas law, and Mr. Crane and any other members of management who roll over their Company stock into equity of Parent, will be cancelled and converted into the right to receive $38.00 in cash, without interest.

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Management Holdings, as described above.  The rights of such individuals to such payments apply regardless of whether such individuals have the opportunity to (and regardless of whether they elect to) continue employment with any successful bidder for the Company.

On March 20, 2007, the Company announced that that the Special Committee had received a written proposal dated March 19, 2007 from Apollo Management L.P. (Apollo) expressing its interest in the acquisition of the Company for $40.00 per share, subject to certain conditions, including expedited confirmatory due diligence.  The Special Committee determined that, under the Merger Agreement, Apollo’s proposal was an alternative proposal.  Accordingly, the Special Committee informed the Crane group of the existence of the proposal, and made arrangements so that Apollo may conduct its due diligence investigation with respect to its proposal.  On March 27, 2007, in a lawsuit filed by Apollo against the Company which subsequently alleged breach of fiduciary duty and tortious interference, Apollo increased its proposed purchase price to $41.00 per share, subject to certain conditions and assuming no termination fee is payable to Parent.

On May 3, 2007, the Company announced that the Special Committee had received a definitive proposal, dated May 2, 2007, from CEVA Group Plc, a public company limited by shares incorporated in England and Wales that is owned by affiliates of Apollo (collectively referred to as the Apollo group), to acquire the Company in a merger transaction in which the holders of Company common stock would receive $43.00 per share in cash.  The definitive proposal included financing commitments.

On May 7, 2007, the Company announced that the Special Committee had determined that the definitive proposal received from the Apollo group is a superior proposal as defined in the Merger Agreement.  The Special Committee notified the Crane group of its determination and its availability to discuss and negotiate any revised proposal that the Crane group wishes to make during the period provided by the agreement, which period will end at the close of business on May 11, 2007.  At that time, the Special Committee would consider whether the terms of the Apollo group proposal remains a superior proposal, and, if so, the Board of Directors and the Special Committee would then consider whether to take such actions as would be necessary and proper to terminate the merger agreement with the Crane group and enter into an agreement with the Apollo group.  There can be no assurance that the Apollo group's proposal will lead to the termination of the merger agreement with the Crane group and the execution of a definitive agreement with the Apollo group, or that the proposed transaction with the Apollo group will be approved or consummated.

Acquisition proposal litigation

The Company is aware of six lawsuits that challenge the proposal made by Mr. Crane and others to acquire all of the equity interests in the Company (the Proposal).  They are as follows:

Vivian Golombuski v. EGL, Inc. et al., Cause No. 2007-00139, in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company, all of its directors other than Mr. Wolff, Centerbridge Partners LP, and The Woodbridge Company Ltd. as a class action on behalf of all Company shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal is unfair and grossly inadequate and that the director defendants breached their fiduciary duties to the shareholders.  Plaintiff alleges that Centerbridge Partners LP and The Woodbridge Company Ltd. aided and abetted the director defendants’ breaches of fiduciary duty.  Plaintiff brings causes of action against all defendants for abuse of control, gross mismanagement and waste of corporate assets.  Plaintiff seeks to enjoin the defendants from effectuating the Proposal, costs, and attorneys fees.

The following four cases have been consolidated with Golombuski:

Platinum PVA Fund v. Milton Carroll, et al., consolidated with Golombuski in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company and all of its directors other than Mr. Wolff on behalf of a class of all Company shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal offers grossly inadequate compensation to the Company’s shareholders and that the director defendants must take other measures to maximize value to shareholders.  Plaintiff seeks to enjoin the Proposal and to recover damages, costs, and attorneys’ fees.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Raymond Somers v. James R. Crane, et al., consolidated with Golombuski in the 125th Judicial District Court of Harris County, Texas.  Plaintiff brings this action derivatively on behalf of the Company against all of its directors other than Mr. Wolff, Centerbridge Partners LP, and The Woodbridge Company Ltd.  Plaintiff alleges that the Proposal is for a grossly inadequate and unfair price; that the Board and the Special Committee of the Board are dominated and controlled by Mr. Crane; and that the individual defendants have engaged in self-dealing.  Plaintiff seeks to recover damages on behalf of the Company against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, and against General Atlantic for aiding and abetting the director defendants in their alleged breaches of duty.  Plaintiff seeks an injunction against the Proposal, a constructive trust, and costs including attorneys’ fees.

Jim Roberts v. EGL, Inc., et al., Cause No. 2007-05941, consolidated with Golombuski in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company, all of its directors other than Mr. Wolff, and General Atlantic LLC on behalf of a class of all Company shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal is unfair and grossly inadequate, and that the individual defendants have breached their fiduciary duties by not taking measures to ensure that the interests of the Company’s public shareholders are properly protected.  Plaintiff seeks to enjoin the Proposal.

Federated Kaufmann Small Cap Fund v. James R. Crane, et al., Cause No. 2007-05941, consolidated with Golombuski in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company and all of its directors other than Mr. Wolff.  Plaintiff alleges that the Proposal is for a grossly unfair and inadequate price and brings causes of action for shareholder oppression against all defendants.  Further, Plaintiff questions the independence of the Special Committee.  Plaintiff also asserts that it is the most qualified class representative because of its large financial stake in the litigation due to its ownership of approximately 900,000 shares of the Company.  Plaintiff seeks to enjoin the Proposal and to recover damages, costs, and attorney’s fees.

On April 11, 2007, Plaintiffs in the consolidated cases filed a Motion for Appointment of Receiver and Temporary Injunction and Memorandum in Support Thereof.  In addition, on May 7, 2007, Plaintiffs indicated that they intended to seek an order from the Court temporarily restraining the Company and its Board of Directors from paying any termination fee contemplated by the merger agreement governing the Proposal.  At a hearing on Plaintiffs’ motion for a temporary restraining order on May 10, 2007, the Court denied Plaintiffs’ motion.

Apollo Management VI, L.P. v. EGL, Inc., et al., Cause No. 2007-18386, in the 190th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company and all of its directors.  Plaintiff does not allege that it is a shareholder.  Plaintiff alleges that the Proposal is for a grossly unfair and inadequate price and alleges that the bid process is flawed.  Plaintiff brings causes of action for breach of fiduciary duties against all defendants and alleges a second count of breach of fiduciary duty against only Crane.  Plaintiff brings one count of tortious interference with prospective business relations against all defendants and a second count of prospective business relations against only Crane.  Plaintiff further alleges that the directors have allowed Crane to dominate and control the bid process.  Plaintiff seeks to enjoin the Proposal.

Plaintiffs in Apollo have filed a Motion to Consolidate with the Golombuski cases.

Independent contractor litigation

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

As of March 31, 2007, $5.1 million of cargo claims have been settled under the Company’s insurance policy.  An additional estimated $3.7 million of claims remain open of which are deemed probable of recovery under the Company’s insurance policy.  At March 31, 2007, a $3.7 million insurance receivable and a $3.7 million insurance liability for these estimated cargo losses were included in the Company’s condensed consolidated balance sheet.  However, existing claims could be settled in excess of the Company’s insurance limits, which could have a material adverse impact on its financial position, cash flows and results of operations.

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

Under the settlement terms the Company estimates it will pay approximately $2.5 million in cash taxes when the case is closed.  Additionally, the Company will recognize an estimated future cash tax benefit of $2.8 million related to temporary items that will be recovered in future periods.

The case must be reviewed by the Joint Committee of Congress which the Company expects to occur by the end of third quarter 2007.  While the outcome of review cannot be predicted with certainty, the Company does not believe any additional material adjustments to its tax returns are probable at this time.  The case can be formally closed once Joint Committee review is complete.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company is also subject to tax audits in certain of its foreign and domestic jurisdictions and management believes such returns have been filed in accordance with tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

Note 10 – Employee benefit plans

The Company maintains the EGL, Inc. 401(k) Plan pursuant to which the Company provides up to dollar for dollar discretionary matching of employee tax-deferred savings up to a maximum of 5% of eligible compensation for employees in the United States.  Each participant vests in the Company’s contribution over the course of five years at a vesting rate of 20% per year.  During the three months ended March 31, 2007, the Company funded the 2006 discretionary contribution to the plan of $660,000.

Effective December 31, 2006, the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Certain of our international subsidiaries sponsor defined benefit pension plans covering certain full-time employees.  Benefits are based on the employee’s years of service and compensation.  The Company’s plans are funded in conformity with the funding requirements of applicable government regulations of the country in which the plans are located.  These foreign plans are not subject to the United States Employee Retirement Income Security Act of 1974.  Components of compensation expense consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Net benefit cost for defined benefit plans:
Service cost	$ 444	$ 404
Interest cost	549	361
Expected return on plan assets	(581)	(366)
Recognized gains and losses	103	14
Amortization of prior service cost	-	43
Net pension enhancement and curtailment/ settlement expense	(4)	(4)
Net benefit cost for defined benefit plans	$ 511	$ 452
Contributions to benefit plans	$ 919	$ 869

Estimated contributions to the defined benefit plans for the period of April 1 to December 31, 2007 are approximately $916,000.

Note 11 – Related party transactions

Aircraft usage payments

On July 18, 2005, the Compensation Committee of the Board of Directors approved, in lieu of incremental cash compensation, an arrangement to provide James R. Crane, the Chairman of the Board and Chief Executive Officer of the Company, or his designees, with up to an aggregate of 150 hours per year of personal use of the Company-owned aircraft without reimbursement by Mr. Crane.  Mr. Crane actually used 158.7 hours in 2005.  On March 15, 2006, the Compensation Committee of the Board of Directors approved the 8.7 hours of overage and reduced the amount allowed for personal usage in 2006 by 8.7 hours to 141.3 hours.  In 2006, Mr. Crane’s personal usage amounted to 62.6 hours.

The Company included usage of 62.6 hours in Mr. Crane’s taxable income for 2006, as required by current U.S. federal income tax regulations.  The U.S. federal income tax regulations also restrict the amount of corporate tax deductions for operating costs and tax depreciation attributable to personal use of the company plane.  The amount of non-deductible personal use expense is reduced by the imputed income recognized by the employee.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

On August 5, 2005, the Board of Directors approved, in lieu of additional director cash compensation that would make the existing compensation package more competitive, an arrangement to provide the independent members of the Board of Directors with limited personal usage of the aircraft, without reimbursement by the directors.  Personal usage of the aircraft by the directors is subject to availability, with priority given to the Company’s usage, and the cumulative number of hours allowed for all directors may not exceed 100 hours per year.  In 2006 the directors did not utilize the company plane for personal use.

In the second quarter of 2006, the Company made a decision to sell the Company-owned aircraft as it was not utilized to the extent anticipated when purchased.  As of June 30, 2006, the Company had designated the aircraft as an asset held for sale.  The Company reclassified $11.4 million, which represented the net realizable value of the aircraft as of June 30, 2006, from property, plant and equipment to assets held for sale.  The Company recognized an impairment loss on the asset of $369,000, which is the difference of the carrying value of the asset and the net realizable value of the asset at June 30, 2006.  In December 2006, the Company sold the aircraft to an unrelated third party for an aggregate cash purchase price of $11.5 million.  The Company recognized a loss of $55,000, which is included in other income on its condensed consolidated statement of income for fiscal year 2006.

On November 13, 2006, the Company entered into a Non-Exclusive Aircraft Lease Agreement with JRC Citation, LLC for the lease of one 2006 Cessna Citation X aircraft.  JRC Citation, LLC is controlled by James R. Crane.  The Company plans to use the aircraft for business travel by its employees and directors.  The lease has a one-year term and each party has the right to terminate the lease without cause upon thirty days written notice.  The lease is non-exclusive, and JRC Citation, LLC may also lease the aircraft to other parties during the term of the lease.  The Company’s use of the aircraft is on an “as needed” basis and the Company is not committed to any minimum usage of the aircraft.  The Company will pay rent on the aircraft based on each flight hour of use of the aircraft at the rate of $2,200 per flight hour.  The Company is also obligated to obtain or supply all services and supplies necessary to the operation, maintenance and storage of the aircraft, including paying for fuel, maintenance costs and storage fees and obtaining the services of pilots for operation of the aircraft when used by it.  JRC Citation, LLC is obligated to maintain bodily injury and property damage liability insurance on the aircraft.  The Company has agreed to defend and indemnify JRC Citation, LLC and its shareholders, members, directors, officers, managers and employees against any claims, damages or liabilities arising from the Company’s operation, maintenance, storage or other use of the aircraft.  During the three months ended March 31, 2007, the Company incurred expenses of $320,000 for usage of this aircraft.

Shared employees

Certain of the Company’s current and former employees also perform services for companies owned by Mr. Crane.  The Company is reimbursed for these services based upon an allocation percentage of total salaries agreed to by the Company and Mr. Crane.  The Company received no reimbursements in the three months ended March 31, 2007 and received $8,000 for the quarter ended March 31, 2006.  There were no amounts billed but not received as of March 31, 2007.

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12 – Business segment information

The Company is organized functionally in geographic operating segments.  Accordingly, management focuses its attention on revenues, net revenues, income before taxes, identifiable assets, capital expenditures and depreciation and amortization in each of these geographical divisions when evaluating the effectiveness of geographic management.

Financial information regarding the Company’s operations by geographic division is as follows (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Eliminations	Total Reportable Segments
Three months ended March 31, 2007:
Total revenues	$ 370,677	$ 25,550	$ 158,563	$ 260,187	$ (16,217)	$ 798,760
Interdivision revenues	(5,868)	(1,718)	(4,060)	(4,571)	16,217	-
Revenues from external customers	$ 364,809	$ 23,832	$ 154,503	$ 255,616	$ -	$ 798,760
Total net revenues	$ 165,270	$ 9,469	$ 53,155	$ 42,198	$ -	$ 270,092
Intercompany (income) expense	(52)	(1,164)	(1,397)	$ 2,613	-	-
Net revenues	$ 165,218	$ 8,305	$ 51,758	$ 44,811	$ -	$ 270,092
Income before taxes	$ 21,733	$ 858	$ 4,468	$ 7,267		$ 34,326
Capital expenditures	$ 5,016	$ 113	$ 204	$ 437		$ 5,770
Depreciation and amortization expense	$ 3,965	$ 264	$ 930	$ 960		$ 6,119

Three months ended March 31, 2006:
Total revenues	$ 332,317	$ 23,479	$ 151,765	$ 262,656	$ (17,854)	$ 752,363
Interdivision revenues	(6,639)	(1,419)	(4,048)	(5,748)	17,854	-
Revenues from external customers	$ 325,678	$ 22,060	$ 147,717	$ 256,908	$ -	$ 752,363
Total net revenues	$ 142,654	$ 8,053	$ 48,081	$ 38,413	$ -	$ 237,201
Intercompany (income) expense	(722)	(776)	(1,056)	$ 2,554	-	-
Net revenues	$ 141,932	$ 7,277	$ 47,025	$ 40,967	$ -	$ 237,201
Income before taxes	$ 19,814	$ 129	$ 5,596	$ 5,562		$ 31,101
Capital expenditures	$ 6,365	$ 330	$ 271	$ 477		$ 7,443
Depreciation and amortization expense	$ 4,348	$ 282	$ 1,081	$ 1,076		$ 6,787

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

EGL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The reconciliation between income before taxes, capital expenditures and depreciation and amortization for reportable segments to consolidated amounts is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Income before taxes for reportable segments	$ 34,326	$ 31,101
Interest, corporate administrative expenses and other miscellaneous nonoperating income (expense)	(6,888)	(12,702)
Income before taxes	$ 27,438	$ 18,399

Capital expenditures for reportable segments	$ 5,770	$ 7,443
Capital expenditures not allocated to segments	4	26
Capital expenditures	$ 5,774	$ 7,469

Depreciation and amortization for reportable segments	$ 6,119	$ 6,787
Depreciation and amortization not allocated to segments	2,269	2,124
Depreciation and amortization	$ 8,388	$ 8,911

The Company’s identifiable assets by geographic division are summarized below (in thousands):

	North America	South America	Europe, Middle East & Africa	Asia & South Pacific	Consolidated
Balance at March 31, 2007	$ 635,444	$ 55,017	$ 237,419	$ 206,105	$ 1,133,985
Balance at December 31, 2006	$ 647,705	$ 55,076	$ 239,585	$ 238,072	$ 1,180,438

EGL, INC.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected selected aspects of the Company’s financial position and operating results during the periods included in the accompanying unaudited condensed consolidated financial statements.  This discussion should be read in conjunction with the condensed consolidated financial statements as of and for the three months ended March 31, 2007 and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the annual audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 0-27288).

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

We achieved gross revenues of $799 million for the quarter ended March 31, 2007, a 6.2% increase over gross revenues of $752 million in the first quarter of 2006.  Our financial position was strengthened by higher gross and net revenues in the first quarter of 2007.  Despite growth in business, we remain committed to leveraging our infrastructure by containing our operating expenses and improving our yield management in 2007.

Our results of operations, cash flows and financial position for the first quarter of 2007 reflect, among other things, the following:

Leveraging our global network.  In the first quarter of 2007, we continued to leverage our global network and our ability to cross-sell services in an effort to increase volumes through our service offerings in the geographic divisions we serve.  In addition, our balanced product offering enabled us to provide flexible solutions to our customers both domestically and internationally.

Continued focus on net revenue margins.  Net revenue margins improved to 33.8% in the first quarter of 2007 from 31.5% in the first quarter of 2006.  Air freight forwarding margin increased to 29.1% in the first quarter of 2007 as compared to 27.7% in the first quarter of 2006 due to increases in Asia/South Pacific and Europe/Middle East resulting from an improved purchasing environment attributable to higher levels of international carrier capacity and a prior year decision to re-evaluate and aggressively address specific business that did not generate acceptable levels of operating income.  Customs brokerage and other margins increased to 55.7% in the first quarter of 2007 as compared to 50.5% in the first quarter of 2006 due to increases in North America and Asia/South Pacific resulting from several new logistics projects with higher margins.

Costs associated with proposed acquisition.  During the first quarter of 2007, we incurred $3.5 million associated with the proposals to acquire the Company.

Effective tax rate.  The effective tax rate for the three months ended March 31, 2007 was 36.9% compared to 39.6% for the three months ended March 31, 2006.  The effective tax rate decreased due to decrease of valuation allowances required for deferred tax assets of historical foreign loss companies and the deferral of US income taxes on unremitted foreign earnings.

Our organization continues to work towards continued revenue growth within our existing network and continued improvement of working capital management plus improving yields and operational efficiencies, including the implementation of a resource improvement plan completed in the first quarter of 2007.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Proposed acquisition

On March 18, 2007, the Company entered into an Agreement and Plan of Merger with Talon Holdings Corp., a Delaware limited liability company (Parent), and Talon Acquisition Co., a Texas corporation and a wholly-owned subsidiary of Parent (Merger Sub).  Under the terms of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Parent.  Parent is owned by a group formed by James R. Crane and the investment funds affiliated with Centerbridge Partners, L.P. (Centerbridge) and The Woodbridge Company Limited (Woodbridge, and collectively with Crane and Centerbridge, the Crane group).  At the effective time of the merger, each outstanding share of common stock of the Company, other than any shares owned by Parent, Merger Sub, the Company or its subsidiaries, any shareholders who are entitled to and who properly exercise dissenters’ rights under Texas law, and Mr. Crane and any other members of management who roll over their Company stock into equity of Parent, will be cancelled and converted into the right to receive $38.00 in cash, without interest.

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

On March 20, 2007, the Company announced that that the Special Committee had received a written proposal dated March 19, 2007 from Apollo Management L.P. (Apollo) expressing its interest in the acquisition of the Company for $40.00 per share, subject to certain conditions, including expedited confirmatory due diligence.  The Special Committee determined that, under the Merger Agreement, Apollo’s proposal was an alternative proposal.  Accordingly, the Special Committee informed the Crane group of the existence of the proposal, and made arrangements so that Apollo may conduct its due diligence investigation with respect to its proposal.  On March 27, 2007, in a lawsuit filed by Apollo against the Company which subsequently alleged breach of fiduciary duty and tortious interference, Apollo increased its

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

proposed purchase price to $41.00 per share, subject to certain conditions and assuming no termination fee is payable to Parent.

On May 3, 2007, the Company announced that the Special Committee had received a definitive proposal, dated May 2, 2007, from CEVA Group Plc, a public company limited by shares incorporated in England and Wales that is owned by affiliates of Apollo (collectively referred to as the Apollo group), to acquire the Company in a merger transaction in which the holders of Company common stock would receive $43.00 per share in cash.  The definitive proposal included financing commitments.

On May 7, 2007, the Company announced that the Special Committee had determined that the definitive proposal received from the Apollo group is a superior proposal as defined in the Merger Agreement.  The Special Committee notified the Crane group of its determination and its availability to discuss and negotiate any revised proposal that the Crane group wishes to make during the period provided by the agreement, which period will end at the close of business on May 11, 2007.  At that time, the Special Committee would consider whether the terms of the Apollo group proposal remains a superior proposal, and, if so, the Board of Directors and the Special Committee would then consider whether to take such actions as would be necessary and proper to terminate the merger agreement with the Crane group and enter into an agreement with the Apollo group.  There can be no assurance that the Apollo group's proposal will lead to the termination of the merger agreement with the Crane group and the execution of a definitive agreement with the Apollo group, or that the proposed transaction with the Apollo group will be approved or consummated.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations

	Three Months Ended March 31,
	2007		2006
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues
	(in thousands, except percentages)
Revenues:
Air freight forwarding	$ 506,581	63.4	$ 494,872	65.8
Ocean freight forwarding	121,978	15.3	109,490	14.5
Customs brokerage and other	170,201	21.3	148,001	19.7
Revenues	$ 798,760	100.0	$ 752,363	100.0
		% of		% of
		Revenues		Revenues
Net revenues:
Air freight forwarding	$ 147,569	29.1	$ 137,119	27.7
Ocean freight forwarding	27,736	22.7	25,353	23.2
Customs brokerage and other	94,787	55.7	74,729	50.5
Net revenues	270,092	33.8	237,201	31.5
		% of Net		% of Net
		Revenues		Revenues
Operating expenses:
Personnel costs	151,556	56.1	134,596	56.8
Merger costs	3,504	1.3	-	-
Other selling, general and administrative expenses	88,861	32.9	80,724	34.0
Operating income	26,171	9.7	21,881	9.2
Nonoperating income (expense), net	1,267	0.5	(3,482)	(1.5)
Income before provision for income taxes	27,438	10.2	18,399	7.7
Provision for income taxes	10,132	3.8	7,295	3.0
Net income	$ 17,306	6.4	$ 11,104	4.7

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Revenues increased $46.4 million, or 6.2%, to $798.8 million in the three months ended March 31, 2007 compared to $752.4 million in the three months ended March 31, 2006 due to an $11.7 million increase in air freight forwarding revenues, a $12.5 million increase in ocean freight forwarding revenues and a $22.2 million increase in customs brokerage and other revenues.  Net revenues, which represent revenues less freight transportation costs, increased $32.9 million, or 13.9%, to $270.1 million in the three months ended March 31, 2007 compared to $237.2 million in the three months ended March 31, 2006 due to increases across all product lines.  Net revenue margins of 33.8% increased by 230 basis points from the first quarter of 2006 due to improvements in air freight forwarding and customs brokerage and other margins.

Air freight forwarding revenues.  Air freight forwarding revenues increased $11.7 million, or 2.4%, to $506.6 million in the three months ended March 31, 2007 compared to $494.9 million in the three months ended March 31, 2006 primarily due to continuing volume and shipment increases in North America and Europe/Middle East, partially offset by a decline in volume and shipments in Asia/South Pacific.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Air freight forwarding net revenues increased $10.5 million, or 7.7%, to $147.6 million in the three months ended March 31, 2007 compared to $137.1 million in the three months ended March 31, 2006 due to increases in North America and Europe/Middle East.  Air freight forwarding margins increased to 29.1% in the three months ended March 31, 2007 compared to 27.7% for the three months ended March 31, 2006.

Ocean freight forwarding revenues.  Ocean freight forwarding revenues increased $12.5 million, or 11.4%, to $122.0 million in the three months ended March 31, 2007 compared to $109.5 million in the three months ended March 31, 2006 due primarily to volume increases in Asia/South Pacific, South America and North America due to our increased focus on the ocean market and our customers’ continued shift toward a lower cost deferred product.

Ocean freight forwarding net revenues increased $2.3 million, or 9.1%, to $27.7 million in the three months ended March 31, 2007 compared to $25.4 million in the three months ended March 31, 2006 primarily due to increases in Asia/South Pacific and North America.  Ocean forwarding margins decreased to 22.7% in the three months ended March 31, 2007 compared to 23.2% in the three months ended March 31, 2006 primarily due to a change in the product mix in Europe/Middle East.

Customs brokerage and other revenues.  Customs brokerage and other revenues, which include warehousing, distribution and other logistics services, increased $22.2 million, or 15.0%, to $170.2 million in the three months ended March 31, 2007 compared to $148.0 million in the three months ended March 31, 2006.  Customs brokerage revenues increased primarily due to an increase in Asia/South Pacific and North America trade activity.  Warehousing and logistics revenues increased across all geographic divisions.

Customs brokerage and other net revenues increased by $20.1 million, or 26.9%, to $94.8 million in the three months ended March 31, 2007 compared to $74.7 million in the three months ended March 31, 2006.  Customs brokerage and other margins increased to 55.7% for the three months ended March 31, 2007 compared to 50.5% for the three months ended March 31, 2006 primarily due to new projects with higher margins in North America and Asia/South Pacific.

Personnel costs.  Personnel costs include all compensation expenses, including those relating to sales commissions, incentive programs, salaries and temporary and contract labor.  Personnel costs increased $17.0 million, or 12.6%, to $151.6 million in the three months ended March 31, 2007 compared to $134.6 million in the three months ended March 31, 2006.  The increase in personnel costs was primarily due to increased headcount to support the increase in business activity and increased temporary labor related to several new logistics projects in North America partially offset by decreases in incentive compensation and stock-based compensation expense.  We incurred $1.0 million of stock-based compensation expense during the three months ended March 31, 2007 as compared to $2.6 million of stock-based compensation expense in the three months ended March 31, 2006.  As a percentage of net revenues, personnel costs decreased to 56.1% in the three months ended March 31, 2007 as compared to 56.8% in the three months ended March 31, 2006.

Merger costs.  For the three months ended March 31, 2007, we incurred $3.5 million of costs associated with the proposals to acquire the Company.

Other selling, general and administrative expenses.  Other selling, general and administrative expenses increased $8.2 million, or 10.2%, to $88.9 million in the three months ended March 31, 2007 compared to $80.7 million in the three months ended March 31, 2006.  The increase is primarily due to higher facilities costs, maintenance and travel and entertainment expenses, partially offset by a decrease in insurance premiums and claims activity.  As a percentage of net revenues, other selling, general and administrative expenses were 32.9% in the three months ended March 31, 2007 compared to 34.0% in the three months ended March 31, 2006.

Nonoperating expense, net.  For the three months ended March 31, 2007, nonoperating income, net, was $1.3 million compared to nonoperating expense, net of $3.5 million for the three months ended March 31, 2006.  The $4.8 million change was primarily due to a $1.9 million gain from the sale of TDS, Inc. from the receipt of escrow payments

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

in 2007, a $1.0 million decrease in net interest expense and a $1.2 million net decrease in foreign exchange losses and forward contracts due to the hedging of certain of certain non-U.S. dollar transactions.  Minority interest income was $237,000 in the first quarter of 2007 compared to expense of $431,000 in the first quarter of 2006.

Income tax.  The tax rate for the first quarter of 2007 was 36.9%, which reflects the decrease of valuation allowances required for deferred tax assets of historical foreign loss companies and the deferral of US income taxes on unremitted foreign earnings.

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

As primarily a non-asset based freight forwarder, we do not have the same level of capital expenditures that would be required of an asset based forwarder.  We believe our anticipated capital expenditures for 2007 will be in the range of $30 to $35 million, including approximately $8 to $12 million expected on information systems expenditures.  Our capital expenditures for the three months ended March 31, 2007, were $5.8 million.

Based on current plans, we believe that our existing capital resources, including $122.3 million of cash and cash equivalents and $285.1 million of available borrowing capacity on our credit facility, will be sufficient to meet working capital requirements through March 31, 2008.  However, future changes in our business could cause us to consume available resources before that time.  Additionally, funds may not be available when needed and even if available, additional funds may be raised through financing arrangements and/or the issuance of preferred or common stock or convertible securities on terms and prices significantly more favorable than those of the currently outstanding common stock, which could have the effect of diluting or adversely affecting the holdings or rights of our existing shareholders.  If adequate funds are unavailable, we may be required to delay, scale back or eliminate some of our operating activities, including, without limitation, the timing and extent of our marketing programs, and the extent and timing of hiring additional personnel.  We cannot provide assurance that additional financing will be available to us on acceptable terms, or at all.

Cash flows from operating activities.  Net cash provided by operating activities was $36.8 million in the three months ended March 31, 2007 compared to $64.9 million in the three months ended March 31, 2006.  Cash flows from operations in the three months ended March 31, 2007 were generated primarily from $17.3 million in net income and an $11.8 million net increase in cash from changes in working capital. In the three months ended March 31, 2006, net income was $11.1 million and there was a $41.8 million net increase in cash from changes in working capital.  In the three months ended March 31, 2007, the increase in cash from changes in working capital is due to a $38.9 million decrease in trade receivables, compared with a $59.5 million decrease in the three months ended March 31, 2006.  In addition to the decrease in trade receivables, there was a $20.2 million decrease in payables and other accrued liabilities, compared with a $13.9 million decrease in the three months ended March 31, 2006.

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash flows from investing activities.  Net cash used in investing activities in the three months ended March 31, 2007 was $602,000 compared to $7.3 million in the three months ended March 31, 2006.  We incurred capital expenditures of $5.8 million during the three months ended March 31, 2007 as compared to $7.5 million during the three months ended March 31, 2006.  In the three months ended March 31, 2007, restricted cash decreased by $1.1 million, as compared to an increase of $618,000 in the three months ended March 31, 2006.  Additionally, in the three months ended March 31, 2007, we received $2.9 million from the sale of TDS Logistics, Inc. (TDS) and received $1.0 million from the collection of amounts from notes receivable.  In the three months ended March 31, 2006, we purchased a freight forwarding and customs brokerage operation in Colombia for $1.4 million, net of cash acquired and received $1.3 million from the sale of TDS.

Cash flows from financing activities.  Net cash used in financing activities in the three months ended March 31, 2007 was $46.3 million compared to $37.8 million in the three months ended March 31, 2006.  The cash used in financing activities for the three months ended March 31, 2007 consists of $116.9 million in repayments of debt, $8.1 million from the repayment of short-term debt, net of issuances and $830,000 of repayment of financed insurance premiums, offset by $78.0 million in proceeds from the issuance of debt and $1.4 million in proceeds from the exercise of 70,000 stock options.  The cash used in financing activities for the three months ended March 31, 2006 consists of $134.1 million in repayments of debt, $1.8 million from the repayment of short-term debt, net of issuances, $1.3 million of repayment of financed insurance premiums and $662,000 in payments of capital lease obligations, offset by $88.0 million in proceeds from the issuance of debt, $9.3 million in proceeds from the exercise of 407,000 stock options and $2.9 million in excess tax benefits from employee stock plans.

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

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Under the Amended and Restated Credit Agreement, we are subject to various covenants, including, among others, the following:

-

a requirement that we maintain, on a rolling four-quarter basis, a ratio of Consolidated Net Funded Indebtedness to Consolidated EBITDA (each as defined in the Amended and Restated Credit Agreement) of not greater than 3.0 to 1.0;

-

a requirement that, on a rolling four-quarter basis, we have a ratio of Consolidated EBIT to Consolidated Interest Charges (each as defined in the Amended and Restated Credit Agreement) of at least 3.0 to 1.0;

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

The Amended and Restated Credit Agreement contains a $75 million sub-facility for letters of credit.  On October 4, 2005, we borrowed approximately $95.8 million under the Amended and Restated Credit Agreement to partially fund the purchase of shares of our common stock in connection with the tender offer (see note 6 of the notes to our consolidated financial statements).  At March 31, 2007, we had no outstanding borrowings, $14.9 million in letters of credit outstanding and unused borrowing capacity of $285.1 million under the Amended and Restated Credit Agreement.

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

Capital expenditures.  We are in the process of developing and implementing computer system solutions for operational, human resources and financial systems.  Once placed into service, depreciation related to the systems is charged on a straight-line basis over the expected useful life of the software.  As of March 31, 2007, $44.4 million of this software was under development and was not being depreciated.  Our expected capital expenditures for 2007 are approximately $30 to $35 million, including approximately $8 to $12 million for information technology development and upgrades.

Litigation.  We are party to several litigation matters, including six lawsuits challenging the proposal made by Mr. Crane and others to acquire EGL.  In addition, we are party to routine litigation incidental to our business, which primarily involves other employment matters or claims for goods lost or damaged in transit or improperly shipped.  Many of the other lawsuits to which we are a party are covered by insurance and are being defended by our insurance carriers.  We have established accruals for these other matters and it is management’s opinion that resolution of such litigation will not have a material adverse effect on our consolidated financial position.  However, a substantial

EGL, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

settlement payment or judgment in excess of our accruals could have a material adverse effect on our consolidated results of operations or cash flows.  For a description of material pending litigation, see Part III, Item 1 of this report.

Federal income tax audit.  As discussed in note 9 of the notes to our consolidated financial statements, EGL’s U.S. federal income tax returns from fiscal years 2000 to 2001 are currently under examination by the Internal Revenue Service (IRS).  Specifically, the income tax returns filed by EGL, Inc. for fiscal years ended September 30, 2001 and December 31, 2001, and the final income tax return filed by Circle International Group, Inc., a subsidiary of EGL, Inc., for the fiscal year ended October 2, 2000, when it was a separate company prior to the merger with EGL, Inc. are currently under audit.  The case has been with the Appeals division of the IRS since June 2005.  In December 2006, the Company reached a settlement agreement with the IRS Appeals team in this case.  As a result of the settlement the Company will capitalize a portion of software research and development expenditures for fiscal year September 30, 2001.  The Company will also capitalize a portion of merger transaction costs for the short period Circle International Group, Inc. return ended October 2, 2000.  Under the settlement terms the Company estimates it will pay approximately $2.5 million in cash taxes when the case is closed.  Additionally, the Company will recognize an estimated future cash tax benefit of $2.8 million related to temporary items that will be recovered in future periods.  The case must be reviewed by the Joint Committee of Congress which the Company expects to occur by the end of third quarter 2007.  While the outcome of review cannot be predicted with certainty, the Company does not believe any additional material adjustments to its tax returns are probable at this time.  The case can be formally closed once Joint Committee review is complete.  The Company is also subject to tax audits in certain of its foreign and domestic jurisdictions and management believes such returns have been filed in accordance with tax laws in effect at the time.  However, there is no assurance that such audits will not result in future adjustments.

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

We secure these guarantees primarily by three methods:  a $75 million standby letter of credit sub-facility included within our Amended and Restated Credit Agreement, surety bonds and security time deposits.  Security time deposits are restricted as to withdrawal for a specified timeframe and are classified on our balance sheet as restricted cash.  As of March 31, 2007, we had $14.9 million in letters of credit outstanding.

We also issue IATA (International Air Transportation Association) related guarantees, customs bonds and other working capital credit line guarantees in the normal course of business.  IATA related guarantees and customs bonds are issued to facilitate the movement and clearance of freight.  Working capital credit line guarantees include, but are not limited to, guarantees associated with insurance requirements and certain potential tax obligations.  Generally, guarantees have one-year or two-year terms and are renewed upon expiration.  As of March 31, 2007, total IATA related guarantees, customs bonds and other working capital credit line guarantees were approximately $103.5 million.  Approximately $64.8 million of guarantees, customs bonds and borrowings against credit line guarantees were outstanding, including guarantees of our trade payables and accrued transportation costs and borrowings against our international credit facilities of $9.5 million, which were recorded as liabilities on our consolidated balance sheet.

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

Contractual Obligations

As of March 31, 2007, there have not been any material changes in EGL's contractual obligations as presented in its Annual Report on Form 10-K for the year ended December 31, 2006.

Critical Accounting Policies and Accounting Estimates

Our condensed consolidated financial statements are impacted by the accounting policies we use and the estimates and assumptions we make during their preparation.  We disclosed our critical accounting policies in our 2006 Annual Report on Form 10-K and no significant changes have occurred since that time.

EGL, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in exposure to market risk from that discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains systems of disclosure controls and procedures designed to (1) ensure that information required to be disclosed in the Company’s reports by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, (2) and that such information is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure, as defined in Rules 13a - 15 (e) and 15d - 15(e) under the Exchange Act.  During the quarter the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the chief executive officer and the chief accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Company's chief executive officer and chief accounting officer concluded that the Company's disclosure controls and procedures were effective.

During the quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Independent contractor litigation

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

Acquisition proposal litigation

The Company is aware of six lawsuits that challenge the proposal made by Mr. Crane and others to acquire all of the equity interests in the Company (the Proposal).  They are as follows:

Vivian Golombuski v. EGL, Inc. et al., Cause No. 2007-00139, in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company, all of its directors other than Mr. Wolff, Centerbridge Partners LP, and The Woodbridge Company Ltd. as a class action on behalf of all Company shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal is unfair and grossly inadequate and that the director defendants breached their fiduciary duties to the shareholders.  Plaintiff alleges that Centerbridge Partners LP and The Woodbridge Company Ltd. aided and abetted the director defendants’ breaches of fiduciary duty.  Plaintiff brings causes of action against all defendants for abuse of control, gross mismanagement and waste of corporate assets.  Plaintiff seeks to enjoin the defendants from effectuating the Proposal, costs, and attorneys fees.

EGL, INC.

The following four cases have been consolidated with Golombuski:

Platinum PVA Fund v. Milton Carroll, et al., consolidated with Golombuski in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company and all of its directors other than Mr. Wolff on behalf of a class of all Company shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal offers grossly inadequate compensation to the Company’s shareholders and that the director defendants must take other measures to maximize value to shareholders.  Plaintiff seeks to enjoin the Proposal and to recover damages, costs, and attorneys’ fees.

Raymond Somers v. James R. Crane, et al., consolidated with Golombuski in the 125th Judicial District Court of Harris County, Texas.  Plaintiff brings this action derivatively on behalf of the Company against all of its directors other than Mr. Wolff, Centerbridge Partners LP, and The Woodbridge Company Ltd.  Plaintiff alleges that the Proposal is for a grossly inadequate and unfair price; that the Board and the Special Committee of the Board are dominated and controlled by Mr. Crane; and that the individual defendants have engaged in self-dealing.  Plaintiff seeks to recover damages on behalf of the Company against the individual defendants for breach of fiduciary duty, abuse of control, gross mismanagement, and waste of corporate assets, and against General Atlantic for aiding and abetting the director defendants in their alleged breaches of duty.  Plaintiff seeks an injunction against the Proposal, a constructive trust, and costs including attorneys’ fees.

Jim Roberts v. EGL, Inc., et al., Cause No. 2007-05941, consolidated with Golombuski in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company, all of its directors other than Mr. Wolff, and General Atlantic LLC on behalf of a class of all Company shareholders except those affiliated with any of the defendants.  Plaintiff alleges that the Proposal is unfair and grossly inadequate, and that the individual defendants have breached their fiduciary duties by not taking measures to ensure that the interests of the Company’s public shareholders are properly protected.  Plaintiff seeks to enjoin the Proposal.

Federated Kaufmann Small Cap Fund v. James R. Crane, et al., Cause No. 2007-05941, consolidated with Golombuski in the 125th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company and all of its directors other than Mr. Wolff.  Plaintiff alleges that the Proposal is for a grossly unfair and inadequate price and brings causes of action for shareholder oppression against all defendants.  Further, Plaintiff questions the independence of the Special Committee.  Plaintiff also asserts that it is the most qualified class representative because of its large financial stake in the litigation due to its ownership of approximately 900,000 shares of the Company.  Plaintiff seeks to enjoin the Proposal and to recover damages, costs, and attorney’s fees.

On April 11, 2007, Plaintiffs in the consolidated cases filed a Motion for Appointment of Receiver and Temporary Injunction and Memorandum in Support Thereof.  In addition, on May 7, 2007, Plaintiffs indicated that they intended to seek an order from the Court temporarily restraining the Company and its Board of Directors from paying any termination fee contemplated by the merger agreement governing the Proposal.  At a hearing on Plaintiffs’ motion for a temporary restraining order on May 10, 2007, the Court denied Plaintiffs’ motion.

Apollo Management VI, L.P. v. EGL, Inc., et al., Cause No. 2007-18386, in the 190th Judicial District Court of Harris County, Texas.  Plaintiff filed this suit against the Company and all of its directors.  Plaintiff does not allege that it is a shareholder.  Plaintiff alleges that the Proposal is for a grossly unfair and inadequate price and alleges that the bid process is flawed.  Plaintiff brings causes of action for breach of fiduciary duties against all defendants and alleges a second count of breach of fiduciary duty against only Crane.  Plaintiff brings one count of tortious interference with prospective business relations against all defendants and a second count of prospective business relations against only Crane.  Plaintiff further alleges that the directors have allowed Crane to dominate and control the bid process.  Plaintiff seeks to enjoin the Proposal.

Plaintiffs in Apollo have filed a Motion to Consolidate with the Golombuski cases.

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

ITEM 1A.  RISK FACTORS

The Company has incurred substantial costs in connection with the proposed merger, and will incur additional costs whether or not the merger is completed.

The Company already has incurred substantial costs in connection with the proposed merger transaction with affiliates of James R. Crane (the Crane Group), including fees of professionals and diversion of management resources, and anticipates incurring additional costs prior to the special meeting of shareholders to approve the merger and the closing of the transaction. The Company is also subject to certain restrictions under the merger agreement on the conduct of its business prior to completion of the merger, which may adversely affect its business. In addition, if the merger is not completed due to certain circumstances specified in the merger agreement, the Company may be required to pay the Crane Group a termination fee of $30 million.

In addition, if the merger is not completed, the Company may experience negative reactions from the financial markets and its suppliers, customers and employees. In particular, if the merger is not completed for any reason, the Company's stock price may decline for reasons that include the market’s perceptions as to the reasons why the merger was not completed.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.  OTHER INFORMATION

FORWARD-LOOKING STATEMENTS

The statements contained in this document (including the portion, if any, appended to this Form 10-Q or incorporated by reference) that are not historical facts are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Such forward-looking statements include, but are not limited to, those relating to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items; (ii) plans and objectives of management for future operations, including plans or objectives relating to EGL’s service offerings; (iii) future economic performance; (iv) the consummation of any merger or similar transaction involving EGL; (v) assumptions underlying or relating to any of the matters in clauses (i) through (iv); and (vi) other statements that include expectations, intentions, projections, developments, future events, expected performance, underlying assumptions, and other statements which are other than statements of historical facts.

Forward-looking statements in this Form 10-Q (including the portion, if any, appended to the Form 10-Q or incorporated by reference) are also identifiable by use of the following words and other similar expressions, among others:

EGL, INC.

- “anticipate,”	- “intend,”
- “believe,”	- “may,”
- “budget,”	- “might,”
- “could,”	- “plan,”
- “estimate,”	- “predict,”
- “expect,”	- “project” and
- “forecast,”	- “should.”

These statements involve risks and uncertainties including, but not limited to, our ability to manage and continue growth, risks associated with operating in international markets, events impacting the volume of international trade, our ability to comply with rules relating to the performance of U.S. government contracts, fuel shortages and price volatility of fuel, seasonal trends in our business, currency devaluations and fluctuations in foreign markets, our effective income tax rate, our ability to upgrade our information technology systems, protecting our intellectual property rights, heightened global security measures, availability of cargo space, increases in the prices charged by our suppliers, competition in the freight industry and our ability to maintain market share, material weaknesses within our internal controls, control by and dependence on our founder, liability for loss or damage to goods, the results of litigation, exposure to fines and penalties if our owner/operators are deemed to be employees, failure to comply with environmental, health and safety, and criminal laws and regulations and governmental permit and licensing requirements, laws and regulations that decrease our ability to change our charter and bylaws, the impact of goodwill impairments, the successful deployment of our global IT infrastructure and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize (or the consequences of such a development worsen), or should underlying assumptions prove incorrect, actual outcomes may vary materially from those forecasted or expected.  The Company disclaims any intention or obligation to update publicly or revise such statements, whether as a result of new information, future events or otherwise.

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

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.

EGL, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EGL, INC.

Date:  May 10, 2007

By:

/s/ James R. Crane

_______________________________

James R. Crane

Chairman and

Chief Executive Officer

(principal executive officer)

Date:  May 10, 2007

By:

/s/ Michael D. Slaughter

_______________________________

Michael D. Slaughter

Chief Accounting Officer

(principal financial officer)

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

*3.3	Amended and Restated Bylaws of EGL, as amended (filed as Exhibit 3(ii) to EGL’s Form 10-Q for the fiscal quarter ended September 30, 2000 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) (filed herewith).
32	Certifications of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Incorporated by reference as indicated.